Form 10QSB
period 2004-08-31
Douglas Lake Minerals Inc.
filed 2004-10-14
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
[ X ]	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2004
[ ]	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 000-50907

DOUGLAS LAKE MINERALS INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0430222 (I.R.S. Employer Identification No.)

7425 Arbutus Street, Vancouver, British Columbia, Canada V6P 5T2
Telephone No.: (604) 961-0203
(Address and telephone number of Registrant's principal
executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [ X ]

As of October 7, 2004, the Company had 3,113,000 outstanding shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)
	August 31, 2004 $ (unaudited)	May 31, 2004 $ (audited)
ASSETS
Current Assets
Cash	14,565	44,769
Prepaid expenses	2,000	-
Total Current Assets	16,565	44,769
Property and Equipment (Note 3)	1,032	1,132
Total Assets	17,597	45,901
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	1,502	-
Accrued liabilities	2,615	22,000
Total Liabilities	4,117	22,000
Commitments and Contingencies (Notes 1 and 5)
Stockholders' Equity
Common Stock (Note 6) Authorized: 100,000,000 shares, $0.001 par value Issued: 3,113,000 shares and 3,091,000 shares, respectively	3,113	3,091
Additional Paid in Capital	55,382	55,184
Common Stock Subscription (Note 6 (d))	(220)	-
Donated Capital (Note 4 (a))	4,000	2,500
Deficit Accumulated During the Exploration Stage	(48,795)	(36,874)
Total Stockholders' Equity	13,480	23,901
Total Liabilities and Stockholders' Equity	17,597	45,901

(The accompanying notes are an integral part of the financial statements)

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
	From January 5, 2004 (Date of Inception) to August 31, 2004 $ (unaudited)	For the Three Months Ended August 31, 2004 $ (unaudited)	From January 5, 2004 (Date of Inception) to May 31, 2004 $ (audited)

Revenue	-	-	-

Expenses

Amortization	167	100	67
Bank charges	157	60	97
Donated services (Note 4 (a))	4,000	1,500	2,500
Filing and regulatory fees	842	842	-
General and administrative	2,483	200	2,283
Mineral property costs (Note 5)	7,500	-	7,500
Professional fees	29,730	6,883	22,847
Rent and utilities	3,916	2,336	1,580

Total Expenses	48,795	11,921	36,874

Net Loss For the Period	(48,795)	(11,921)	(36,874)

Net Loss Per Share - Basic and Diluted		(0.00)	(0.02)

Weighted Average Shares Outstanding		3,109,500	2,039,000

(The accompanying notes are an integral part of the financial statements)

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
	For the Three Months Ended August 31, 2004 $	From January 5, 2004 (Date of Inception) to May 31, 2004 $
	(unaudited)	(audited)

Cash Flows Used In Operating Activities

Net loss for the period	(11,921)	(36,874)

Adjustments to reconcile net loss to cash:
Amortization	100	67
Donated services	1,500	2,500

Change in operating assets and liabilities:
(Increase) in prepaid expenses	(2,000)	-
Increase (decrease) in accounts payable and accrued liabilities	(17,883)	22,000

Net Cash Used in Operating Activities	(30,204)	(12,307)

Cash Flows Used In Investing Activities
Purchase of equipment	-	(1,199)

Net Cash Flows Used In Investing Activities	-	(1,199)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of share issue costs	-	58,275

Net Cash Flows Provided By Financing Activities	-	58,275

Increase (Decrease) in Cash	(30,204)	44,769

Cash - Beginning of Period	44,769	-

Cash - End of Period	14,565	44,769

Non-Cash Financing Activities	-	-

Supplemental Disclosures
Interest paid Income taxes paid	- -	- -

(The accompanying notes are an integral part of the financial statements)

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2004
(unaudited)

1. Exploration Stage Company

The Company was incorporated in the State of Nevada on January 5, 2004. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7. The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at August 31, 2004, the Company has accumulated losses of $48,795 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective July 22, 2004, to register 1,113,000 shares of common stock for resale by existing shareholders of the Company. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

2. Summary of Significant Accounting Policies

a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is May 31.

b) Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c) Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

d) Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2004
(unaudited)

2. Summary of Significant Accounting Policies (continued)

f) Property and Equipment

Property and equipment consists of office equipment recorded at cost and amortized on a straight-line basis over a three-year period.

g) Mineral Property Costs

The Company has been in the exploration stage since its formation on January 5, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

h) Financial Instruments

Financial instruments, which include cash and accrued liabilities, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

i) Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

j) Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

k) Recent Accounting Pronouncements

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

l) Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2004
(unaudited)

3. Property and Equipment

	Cost $	Accumulated Amortization $	August 31, 2004 Net Book Value $ (unaudited)	May 31, 2004 Net Book Value $ (audited)
Office equipment	1,199	167	1,032	1,132

4. Related Party Balances/Transactions

a) During the three-month period ended August 31, 2004, the Company recognized a total of $1,500 for donated services provided by the President of the Company.

b) On March 1, 2004, the Company paid a finder's fee of $5,250 to a director of the Company. Refer to Note 6(b).

5. Mineral Properties

The Company entered into an Agreement dated April 11, 2004 to acquire a 100% interest in two mineral claims located near Pemberton, British Columbia, Canada, in consideration for a cash payment of $7,500. The claims are subject to a 2.5% net smelter returns royalty and a 7.5% gross rock royalty. Advance royalty payments of $25,000 are due each year commencing April 17, 2007.

6. Common Shares

a) On January 5, 2004 the Company issued 2,000,000 shares of common stock at a price of $0.001 per share for cash proceeds of $2,000.

b) On March 1, 2004 the Company issued 1,050,000 shares of common stock at a price of $0.05 per share for cash proceeds of $47,250 after payment of a $5,250 finder's fee to a director of the Company.

c) On March 16, 2004 the Company issued 41,000 shares of common stock at a price of $0.25 per share for cash proceeds of $9,025 after payment of a $1,225 finder's fee.

d) In June 2004, the Company issued 22,000 shares of common stock at a price of $0.01 per share for cash proceeds of $220. Subsequent to August 31, 2004, the Company received the proceeds of $220.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "hope", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Business Overview

We are a start-up, exploration company and have not yet started our business operations or generated or realized any revenues from our business operations. We must raise cash in order to implement our plan and stay in business.

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate by issuance of additional equity shares. We have sufficient funds to take us through our initial exploration program and meet our obligations for the short term. Our working capital is not sufficient to enable us to perform further exploration phases beyond the first geological exploration phase on the property. Accordingly, we will require additional financing in order to meet all of our anticipated operating expenses and for any new exploratory expenses.

In April 2004, we acquired a 100% undivided mineral interest in the two mineral claims (PAC 1 and PAC 2), located in the Coast Range mountains in south-west British Columbia near Squamish, in the Lillooet Mining Divisions. There is no assurance that a mineral deposit exists on the mineral claim until appropriate geological exploration is done and a final comprehensive evaluation is concluded. There are no mineral reserves on the mineral claim and our proposed exploration program is entirely exploratory in nature.

The Company filed a Registration Statement on Form SB-2 with the United States Securities and Exchange Commission which became effective on August 11, 2004 to register 1,113,000 shares of common stock for resale by existing shareholders of the Company. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders. We are presently making an application with the NASD to have our shares quoted on the NASD OTC Bulletin Board.

Plan of Operations

Our business plan is to proceed with the exploration of the PAC claims to determine whether there are commercially exploitable reserves of base and precious metals. We have decided to embark upon the initial phase of the exploration program recommended by Glen Macdonald, P.Geo. The initial phase of the recommended program will cost approximately $4,510.

As of August 31, 2004 we had cash on hand of $14,565. Accordingly, we are able to proceed through the initial stage of the exploration program without additional financing. The program will be overseen in the field by us.

We expect that the Phase I field work of our initial exploration program will be concluded by December 31, 2004. Once we receive the results of our initial exploration program, our board of directors, in consultation with our consulting geologist, will assess whether to proceed to any further exploration phases. In making this determination to proceed, we will make an assessment as to whether the results of the initial exploration phase are sufficiently positive to enable us to proceed. This determination will include an assessment of our cash reserves after completion of the initial phase, the price of minerals and the market for financing of mineral exploration projects at the time of our assessment. Should the results of our initial exploration program prove not to be sufficiently positive to proceed with further exploration on the PAC claims, we intend to seek out and acquire other North American mineral exploration properties which, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities.

Should a follow-up exploration program be undertaken, it would likely commence in March 2005 after reviewing the results of Phase II. The cost and scope of Phase II of the exploration program is estimated at $8,430. We presently have sufficient funds to carry out Phase II of our exploration program, if the results of Phase I supports our carrying out of Phase II. However, we may not have the funds to conduct Phase II after we have completed Phase I, and we are not reserving any of our cash for Phase II.

Results of Operations For Period Ending August 31, 2004

We did not earn any revenues during the period ending August 31, 2004. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will commence exploration of mineral resources on our properties, or if we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the three months ended August 31, 2004, we incurred operating expenses in the amount of $11,921. The majority of our expenses were professional fees of $6,883 incurred in connection with the SB-2 filing with the SEC, and $2,336 for rent and utilities.

We incurred a loss of$11,921 for the three months ended August 31, 2004. Our loss was attributable to organizational costs, professional fees and administrative expenses.

Liquidity and Capital Resources

We had cash of $14,565 as of August 31, 2004. We had cash of $44,769 as of June 1, 2004. The decrease in cash position mostly consisted of $11,921 spent on operating expenses and $17,883 used to reduce accounts payable.

We anticipate that we will incur for the next 12 months:
(1)	$4,510 in connection with the completion of the initial phase of our recommended geological work program, and contingent on the success of Phase I, $8,430 for Phase II of our recommended program; and
(2)	$10,000 for operating expenses.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report (in our SB-2 filing) that they have substantial doubt we will be able to continue as a going concern.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended August 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K
Exhibit No.	Description of Exhibit
3.1(1)	Articles of Incorporation
3.3(1)	Bylaws
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)   Incorporated by reference to same exhibit filed with the Company's Form SB-2 Registration Statement on July 22, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DOUGLAS LAKE MINERALS INC.
Date: October 7, 2004	By: /s/ Laurence Stephenson Laurence Stephenson, President and Director
Date: October 7, 2004	By: /s/ Steven Johnston Steven Johnston, Treasurer, Secretary and Director