Form 10QSB
period 2004-11-30
Douglas Lake Minerals Inc.
filed 2004-12-22
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2004
❑	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 000-50907

DOUGLAS LAKE MINERALS INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0430222 (I.R.S. Employer Identification No.)

7425 Arbutus Street, Vancouver, British Columbia, Canada V6P 5T2
Telephone No.: (604) 961-0203
(Address and telephone number of Registrant's principal
executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ❑

As of December 21, 2004, the Company had 3,113,000 outstanding shares of common stock.

PART I - FINANCIAL INFORMATION

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)

November 30, 2004

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	November 30, 2004 $ (unaudited)	May 31, 2004 $ (audited)

ASSETS

Current Assets

Cash	10,156	44,769
Prepaid expenses	500	-

Total Current Assets	10,656	44,769

Property and Equipment (Note 3)	933	1,132

Total Assets	11,589	45,901

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	3,435	-
Accrued liabilities	4,951	22,000

Total Liabilities	8,386	22,000

Commitments and Contingencies (Notes 1 and 5)

Stockholders' Equity

Common Stock (Note 6) Authorized: 100,000,000 shares, $0.001 par value Issued: 3,113,000 shares and 3,091,000 shares, respectively	3,113	3,091

Additional Paid in Capital	55,382	55,184

Donated Capital (Note 4(a))	5,500	2,500

Deficit Accumulated During the Exploration Stage	(60,792)	(36,874)

Total Stockholders' Equity	3,203	23,901

Total Liabilities and Stockholders' Equity	11,589	45,901

(The accompanying notes are an integral part of the financial statements)

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)
	From January 5, 2004 (Date of Inception) to November 30, 2004 $	For the Three Months Ended November 30, 2004 $	For the Six Months Ended November 30, 2004 $	From January 5, 2004 (Date of Inception) to May 31, 2004 $

Revenue	-	-	-	-

Expenses

Amortization	267	100	200	67
Bank charges	204	47	107	97
Donated services (Note 4(a))	5,500	1,500	3,000	2,500
Filing and regulatory fees	953	111	953	-
General and administrative	3,635	1,153	1,353	2,283
Mineral property costs (Note 5)	10,000	2,500	2,500	7,500
Professional fees	34,817	5,086	11,969	22,847
Rent and utilities	5,416	1,500	3,836	1,580

Total Expenses	60,792	11,997	23,918	36,874

Net Loss For the Period	(60,792)	(11,997)	(23,918)	(36,874)

Net Loss Per Share - Basic and Diluted		-	(0.01)	(0.02)

Weighted Average Shares Outstanding		3,113,000	3,110,000	2,039,000

(The accompanying notes are an integral part of the financial statements)

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Six Months Ended November 30, 2004 $	From January 5, 2004 (Date of Inception) to May 31, 2004 $

Cash Flows Used In Operating Activities

Net loss for the period	(23,918)	(36,874)

Adjustments to reconcile net loss to cash:
Amortization	200	67
Donated services	3,000	2,500

Change in operating assets and liabilities:
(Increase) in prepaid expenses	(500)	-
Increase (decrease) in accounts payable and accrued liabilities	(13,615)	22,000

Net Cash Used in Operating Activities	(34,833)	(12,307)

Cash Flows Used In Investing Activities
Purchase of equipment	-	(1,199)

Net Cash Flows Used In Investing Activities	-	(1,199)

Cash Flows From Financing Activities
Stock subscription received	220	-
Proceeds from issuance of common stock, net of share issue costs	-	58,275

Net Cash Flows Provided By Financing Activities	220	58,275

Increase (Decrease) in Cash	(34,613)	44,769

Cash - Beginning of Period	44,769	-

Cash - End of Period	10,156	44,769

Non-Cash Financing and Investing Activities	-	-

Supplemental Disclosures
Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of the financial statements)

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2004
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at November 30, 2004, the Company has accumulated losses of $60,792 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

d) Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2004
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

h) Financial Instruments

Financial instruments, which includes cash, prepaid expenses and accounts payable and accrued liabilities, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2004
(Unaudited)

3. Property and Equipment
	Cost $	Accumulated Amortization $	November 30, 2004 Net Book Value $ (unaudited)	May 31, 2004 Net Book Value $ (audited)

Office equipment	1,199	266	933	1,132

4. Related Party Balances/Transactions

a) During the six months ended November 30, 2004, the Company recognized a total of $3,000 for donated services provided by the President of the Company.

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

As of November 30, 2004 we had cash on hand of $10,156. Accordingly, we are able to proceed through the initial stage of the exploration program without additional financing. The program will be overseen in the field by us.

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

Results of Operations For the Six Months Ending November 30, 2004

We did not earn any revenues during the six months ending November 30, 2004. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will commence exploration of mineral resources on our properties, or if we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the six months ended November 30, 2004, we incurred operating expenses in the amount of $23,918. The majority of our expenses were $11,969 for professional fees, $2,500 for mineral property costs, a deposit for the first year work program, $3,000 for donated services, and $3,836 for rent and utilities.

We incurred a loss of $23,918 for the six months ended November 30, 2004. Our loss was attributable to organizational costs, professional fees and administrative expenses.

Liquidity and Capital Resources

We had cash of $10,156 as of November 30, 2004. We had cash of $44,769 as of June 1, 2004. The decrease in cash position of $34,613 consisted of $34,833 used to fund our operating activities and $220 was raised from the issuance of 22,000 common shares.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended November 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
3.1(1)	Articles of Incorporation
3.3(1)	Bylaws
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description of Exhibit
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)   Incorporated by reference to same exhibit filed with the Company's Form SB-2 Registration Statement on July 22, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DOUGLAS LAKE MINERALS INC.
Date: December 21, 2004	By: /s/ Laurence Stephenson Laurence Stephenson, President and Director
Date: December 21, 2004	By: /s/ Steven Johnston Steven Johnston, Treasurer, Secretary and Director