Form 10QSB
period 2005-02-28
Douglas Lake Minerals Inc.
filed 2005-04-29
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 2005
❑	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 000-50907

DOUGLAS LAKE MINERALS INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0430222 (I.R.S. Employer Identification No.)

Suite 520 - 470 Granville Street, Vancouver, British Columbia, Canada V6C 1V5
Telephone No.: (604) 780-7659
(Address and telephone number of Registrant's principal
executive offices and principal place of business)

7425 Arbutus Street, Vancouver, British Columbia, Canada V6P 5T2 (Former address of Registrant's principal executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ❑

As of April 26, 2005, the Company had 4,058,400 outstanding shares of common stock.

PART I - FINANCIAL INFORMATION

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	February 28, 2005 $ (unaudited)	May 31, 2004 $ (audited)
ASSETS		
Current Assets		
Cash	101,382	44,769
Prepaid expenses	5,000	–
Total Current Assets	106,382	44,769
Property and Equipment (Note 3)	832	1,132
Total Assets	107,214	45,901
LIABILITIES AND STOCKHOLDERS' EQUITY		
Current Liabilities		
Accounts payable	11,050	–
Accrued liabilities	25,162	22,000
Due to related parties (Note 4 (c))	16,000	–
Total Liabilities	52,212	22,000
Commitments and Contingencies (Notes 1 and 7)		
Stockholders' Equity		
Common Stock (Note 6) Authorized: 100,000,000 shares, $0.001 par value Issued: 4,058,400 shares and 3,091,000 shares, respectively	4,058	3,091
Additional Paid in Capital	283,599	55,184
Donated Capital (Note 4 (a))	6,000	2,500
Deficit Accumulated During the Exploration Stage	(238,655)	(36,874)
Total Stockholders' Equity	55,002	23,901
Total Liabilities and Stockholders' Equity	107,214	45,901

F-1

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

	For the Nine Months Ended February 28, 2005 $ (unaudited)	From January 5, 2004 (Date of Inception) to May 31, 2004 $ (audited)
Cash Flows Used In Operating Activities		
Net loss for the period	(201,781)	(36,874)
Adjustments to reconcile net loss to cash:		
Amortization	300	67
Donated services	3,500	2,500
Change in operating assets and liabilities:		
(Increase) in prepaid expenses	(5,000)	–
Increase in accounts payable and accrued liabilities	14,212	22,000
Increase in due to related parties	16,000	–
Net Cash Used in Operating Activities	(172,769)	(12,307)
Cash Flows Used In Investing Activities		
Purchase of equipment	–	(1,199)
Net Cash Flows Used In Investing Activities	–	(1,199)
Cash Flows From Financing Activities		
Proceeds from issuance of common stock, net	229,382	58,275
Net Cash Flows Provided By Financing Activities	229,382	58,275
Increase in Cash	56,613	44,769
Cash - Beginning of Period	44,769	–
Cash - End of Period	101,382	44,769
Non-Cash Financing Activities	–	–
Supplemental Disclosures		
Interest paid	–	–
Income taxes paid	–	–

F-3

(The accompanying notes are an integral part of the financial statements)

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2005
(Unaudited)

1. Exploration Stage Company

The Company was incorporated in the State of Nevada on January 5, 2004. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting for Development Stage Companies". The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at February 28, 2005, the Company has accumulated losses of $238,655 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective July 22, 2004, to register 1,113,000 shares of common stock for resale by existing shareholders of the Company. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders. The Company's common shares are traded on the OTC-BB under the symbol DLKM.

On January 13, 2005 the Company issued 945,400 shares of common stock at a price of $0.25 per share for cash proceeds of $236,350, less offering costs of $7,188.

2. Summary of Significant Accounting Policies

a) Basis of Presentation and Year End

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

d) Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2005 and May 31, 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2005
(Unaudited)

2. Summary of Significant Accounting Policies (continued)

e) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f) Property and Equipment

Property and equipment consists of office equipment recorded at cost and amortized on a straight-line basis over a three-year period.

g) Mineral Property Costs

The Company has been in the exploration stage since its inception on January 5, 2004 and has not realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

h) Financial Instruments

Financial instruments include cash, prepaid expenses and accounts payable and accrued liabilities, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

i) Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

k) Foreign Currency Translation

The functional and reporting currency of the Company is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation" using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

l) Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2005
(Unaudited)

2. Summary of Significant Accounting Policies (continued)

m) Recent Accounting Pronouncements (continued)

In December 2004, FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

n) Interim Financial Statements

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

3. Property and Equipment

4. Related Party Balances/Transactions

a) The Company received donated services to December 31, 2004 from the President of the Company valued at $500 per month. During the three and nine-month periods ended February 28, 2005, the Company recognized a total of $500 and $3,500, respectively, for donated services. In January, 2005, the Company entered into a twelve month Agreement to pay the President of the Company $5,000 per month ($60,000 per year) for management fees. During the three-month period ended February 28, 2005, the Company incurred $10,000 in management fees provided by the President of the Company.

Douglas Lake Minerals, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2005

(Unaudited)

4. Related Party Balances/Transactions (continued)

b) During the nine-month period ending February 28, 2005, the Company paid to a private company owned by the President of the Company the following amounts: $3,000 for mineral property costs on the Squamish mineral property; $5,000 for the reimbursement of consulting fees; $7,400 for reimbursement of Tanzania mineral property investigation costs, $7,600 for geological services provided by the President of the Company related to evaluation of potential Tanzania mineral properties; and $7,491 for reimbursement of travel costs.

c) At February 28, 2005, the Company owed $5,000 to the President of the Company for management fees and $11,000 to a company owned by the President of the Company for reimbursement of consulting fees and travel costs. These amounts are non-interest bearing, unsecured and have no repayment terms.

d) On March 1, 2004, the Company paid a finder's fee of $5,250 to a director of the Company. Refer to Note 6(d).

5. Mineral Properties

a) The Company entered into an Agreement dated April 11, 2004 to acquire a 100% interest in two mineral claims located near Squamish, British Columbia, Canada, in consideration for a cash payment of $7,500. The claims are subject to a 2.5% net smelter returns royalty and a 7.5% gross rock royalty. Advance royalty payments of $25,000 are due each year commencing April 17, 2007.

b) During the three-month period ending February 28, 2005, the Company incurred $16,000 towards mineral property investigation costs related to potential mineral claims located in Tanzania, Africa. To date, the Company has not entered into any agreements with respect to these potential properties.

6. Common Shares

a) On January 13, 2005 the Company issued 945,400 shares of common stock at a price of $0.25 per share for cash proceeds of $236,350, less offering costs of $7,188.

b) On June 2004, the Company issued 22,000 shares of common stock at a price of $0.01 per share for cash proceeds of $220.

c) In March 16, 2004 the Company issued 41,000 shares of common stock at a price of $0.25 per share for cash proceeds of $9,025 after payment of a $1,225 finder's fee.

d) On March 1, 2004 the Company issued 1,050,000 shares of common stock at a price of $0.05 per share for cash proceeds of $47,250 after payment of a $5,250 finder's fee to a director of the Company.

e) On January 5, 2004 the Company issued 2,000,000 shares of common stock at a price of $0.001 per share for cash proceeds of $2,000.

7. Commitments

a) In January, 2005, the Company entered into a twelve month Agreement to pay the President of the Company $5,000 per month ($60,000 per year) for management fees. During the three-month period ended February 28, 2005, the Company incurred $10,000 in management fees provided by the President of the Company.

b) In January, 2005 the Company entered into a consulting agreement with a private company owned by the President of the Company. The Company will be provided consulting services for a period of one year as required from time to time. During the three months ended February 28, 2005, the Company paid $30,491 to this private company. Refer to Note 4(b).

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

Business Overview

We are a start-up, exploration company and must raise cash in order to implement our business plan and remain in business.

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate by issuance of additional equity shares. We have sufficient funds to take us through our initial exploration program and meet our obligations for the short term. Our working capital was sufficient to enable us to complete phase 1 of our exploration program and enable a Spring 2005 commencement of phase 2 of our program. However, we will  require additional financing in order to meet all of our anticipated operating expenses and for any new exploration projects.

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

Plan of Operations

Our business plan is to proceed with the exploration of the PAC claims to determine whether there are commercially exploitable reserves of base and precious metals. Upon the recommendations of Glen Macdonald, P. Geo, we decided to embark upon Phase 1 of the exploration program . This phase was completed at the end of December 2004 at a cost of approximately $4,500.

As of February 28, 2005 we had cash on hand of $101,382 enabling us to proceed into phase 2 of the program without additional financing.  Phase 2 will commence as soon as the weather permits this spring and will be overseen by us.  The cost and scope of Phase II of the exploration program is estimated at $8,430.

We are currently seeking opportunities to acquire other mineral exploration properties which, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities.

Results of Operations For the Nine Months Ending February 28, 2005

We did not earn any revenues during the nine months ending February 28, 2005. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will commence exploration of mineral resources on our properties, or if we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the nine months ended February 28, 2005, we incurred operating expenses in the amount of $201,781.  The majority of our expenses were $68,426 for travelling expenses incurred by our directors and consultants who are seeking other mineral exploration property opportunities, $65,500 for consulting fees, $21,500 in costs related to the acquisition of our properties in Squamish, British Columbia, and mineral property investigation costs in Tanzania, Africa; $17,056 for professional fees; and $10,000 for management fees..

We incurred a loss of $201,781 for the nine months ended February 28, 2005. Our loss was attributable to organizational costs, professional fees, administrative expenses and property acquisition costs.

Liquidity and Capital Resources

We had cash of $101,382 as of February 28, 2005.  We had cash of $44,769 as of May 31, 2004.  The increase in cash position of $56,613 is due to $220 raised from the issuance of 22,000 common shares in June 2004 and $229,162 raised from the issuance of 945,400 common shares in January 2005, net offering costs of $7,188, and $172,769 was used to fund our operating activities.

We anticipate that we will incur for the next 12 months:

(1)

$8,430 for Phase II of our recommended program;

(2)

$75,000 for other exploration programs;

(3)

$150,000,000 for Management and Consulting expenses; and

(4)

$96,000 Administration and Operating.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report (in our SB-2 filing) that they have substantial doubt we will be able to continue as a going concern.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended February 28, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth certain information regarding sales of, and other transactions with respect to, our securities issued during the three months ended February 28, 2005.

On December 22, 2004, the Company completed a private placement of 945,400 shares (the "Shares") of its common stock, $0.001 par value per share to 27 non-U.S. investors at a price of $0.25 per share for total gross proceeds of $236,350, before deducting expenses.  The shares were issued on January 13, 2005. Each purchaser represented to us that he was a non-U.S. person as defined in Regulation S and that he was also an accredited investor.  We did not engage in a distribution of this offering in the United States.  No commission was paid in connection with the private placement transactions.  All securities issued were issued as "restricted securities" and were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.  The Company intends to use the net proceeds from the private placement for working capital and general corporate purposes.

Item 3. Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information.

The Company entered into a 12-month consulting agreement dated January 2, 2005, with Laurence Stephenson, the President of the Company, to provide management services to the Company.  The Company has agreed to pays Mr. Stephenson $5,000 per month ($60,000 per year) for management fees.

The Company entered into a 12-month consulting services agreement dated January 2, 2005, with Kokanee Placer Ltd., a private company owned by Mr. Stephenson, to provide professional geological services to the Company.

Item 6.  Exhibits

Exhibit No.

Description of Exhibit

3.1(1)

Articles of Incorporation

3.2(1)

Bylaws

10.1

Consulting Agreement dated January 2, 2005, between the Company and Laurence Stephenson or/a Consulting Company controlled by Stephenson

Exhibit No.

Description of Exhibit

10.2

Consulting Services Agreement dated January 2, 2005 between the Company and Kokanee Placer Ltd.

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

DOUGLAS LAKE MINERALS INC.

Date: April 29, 2005

By:   /s/  Laurence Stephenson
Laurence Stephenson, President and Director

Date: April 29, 2005

By:   /s/ Steven Johnston
Steven Johnston, Treasurer, Secretary and Director