Form 10KSB
period 2005-05-31
Douglas Lake Minerals Inc.
filed 2005-09-13
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended May 31, 2005
❑	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 000-50907

DOUGLAS LAKE MINERALS INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0430222 (I.R.S. Employer Identification No.)

Suite 520 - 470 Granville Street, Vancouver, British Columbia, Canada V6C 1V5
Telephone No.: (604) 780-7659
(Address and telephone number of Registrant's principal
executive offices and principal place of business)

Securities registered pursuant to Section 12(b) of the Exchange Act:	None
Securities registered pursuant to Section 12(g) of the Exchange Act:	Common Stock (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ❑

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ❑

The Company's revenues during the year ended May 31, 2005 were $nil.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ❑    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed based upon the average bid and asked prices of the Company's common stock on September 12, 2005 was approximately $1,900,259.

The number of outstanding shares of the registrant's common stock as of September 12, 2005 was: 4,058,400.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes ❑ No ☒

TABLE OF CONTENTS

PART I

Item 1. Business

General

Douglas Lake Minerals Inc. was incorporated under the laws of the State of Nevada on January 5, 2004, whose principal executive offices are located in Vancouver, British Columbia, Canada.

Business Overview

We are a start-up exploration stage company and have not yet started our business operations or generated or realized any revenues from our business operations. We acquired a 100% undivided interest in the Pac claims in April 2004. Our only property, the PAC claims, consist of two mineral claims covering 1,000 hectares located in the Coast Range mountains in south-west British Columbia in Lillooet Mining Division. There is no assurance that a mineral deposit exists on the mineral claims until appropriate geological exploration is done and a final comprehensive evaluation is concluded. There are no mineral reserves on the mineral claim and our proposed exploration program is entirely exploratory in nature.

The exploration program known as preliminary reconnaissance proposed by Douglas Lake is designed to determine whether mineralization exists to the extent that further exploration is recommended to outline any such discovered mineralized zones. It is uncertain at this time the precise quantity of minerals in the property that would justify actual mining operations.

We intend to explore for base and precious metals on our property. There can be no assurance that valuable minerals exist on our property until proper geological work and analysis is performed. Our property has no proven or probable mineral reserves. We own a 100% undivided mineral interest in the mineral claim and our title to the mineral claim gives us the rights to any of the mineral deposits situated on the claim.

On August 5, 2005, we entered into three agreements to acquire five prospecting licenses to five properties in Tanzania. These agreements are subject to our due diligence and subject to us being able to close on all three agreements at the same time. If we are not satisfied with our due diligence by December 2, 2005, we may terminate these agreements.

We filed a Registration Statement on Form SB-2 with the United States Securities and Exchange Commission which became effective on August 11, 2004 to register 1,113,000 shares of common stock for resale by existing shareholders of the Company. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

In December 2004, we raised $236,350 from the issuance of 945,400 shares of common stock to 27 non-U.S. investors at $0.25 per share. In May 2005, we raised $396,700 from 38 subscribers for 1,322,332 shares of common stock at $0.30 per share. We are waiting for the proper paperwork to be completed by some of the subscribers and have not issued the shares yet. At May 31, 2005, $336,766 was received by subscribers and $59,934 was received subsequently.

Plan of Operations

Our plan of operations is to carry out exploration work on the PAC claims and to ascertain the quantities of base and precious metals. We completed Phase I of the exploration program recommended by Glen Macdonald, P. Geo, in December 2004, at a cost of $5,500. Phase II of the exploration program is estimated at $8,430. We have started work on Phase II, it is scheduled to be completed by late fall this year.

We have started our due diligence on the five Tanzanian properties.

Glossary of Technical Terms

The following defined technical terms are used in our annual report.

Advance Royalty Payments means from time to time payments to Nicholson by the Company before Commencement of Commercial Production of Minerals.

Assay means an analysis to determine the presence, absence or quantity of one or more components.

Commencement of Commercial Production, with respect to Minerals or Rock, as the case may be, means:
(a)

If a Mill is located on the subject property, the last day of a period of forty (40) consecutive days in which, for not less than thirty (30) days, the mill processed Mineral or Rock from the Property at 60% of its rated capacity; or

(b)

if no Mill is located on the Property, the last day of the first period of thirty (30) consecutive days during which Mineral or Rock has been shipped from the Property on a reasonably regular basis for the purpose of earning revenues; or

(c)	with respect to Rock, following the 30th day of extraction for commercial use.

No period of time during which ore or concentrate is shipped from the Property for testing purposes or during which milling operations are undertaken as initial tune-up will be taken into account in determining the date of Commencement of Commercial Production.

Cretaceous means the geological period extending from 135 million to 63 million years ago.

Gross Rock Revenue means, for any period, the gross proceeds received by the Company in that period from the sale of Rock produced from the Property less any treatment, beneficiation or other changes or penalties deducted by the purchase to whom such Rock is shipped, less:
(a)	all costs of the Company associated with such sales involving handling, weighing, sampling, determination of water content, insuring, packaging and transporting Rock;
(b)	the costs of marketing, including rebates or allowances made or given; and
(c)	any sales, severance, gross production, privilege or similar taxes (other than income taxes or mining taxes based on income).

Mineralization means minerals of value occurring in rocks.

Minerals means the ores or concentrates of minerals, as that term is defined in the Mineral Tenure Act (British Columbia), and the rock that is part of such ores and concentrates sold by the Company.

Net Smelter Return means, for any period the difference between:
(a)	the sum of:
(i)

the gross proceeds received by the Company in that period from the sale of Minerals produced from the property to a party that is arm's length to the Company, or that would have been received by the Company if the purchase of the Minerals were at arm's length to the Company, and

(ii)

in the case of the sale of Minerals that are ores that have not been processed in a Mill, the estimated cost that would have been incurred in crushing and beneficiating such Minerals in a Mill as agreed by the parties or otherwise determined by a competent mining or metallurgical engineer;

and
(b)	the sum of:
	(i)	all amounts paid on account of Advance Royalty Payments;
	(ii)	any insurance costs in connection with shipping such Minerals;
	(iii)	any costs of transport;
	(iv)	all costs of the Company associated with such sales involving handling, weighing, sampling, determination of water content, insuring and packaging;
	(v)	the costs of marketing, adjusted for rebates or allowance made or given;
	(vi)	any sales, severance, gross production, privilege or similar taxes (other than income taxes or mining taxes based on income) assessed on or in connection with the Minerals or the value thereof; and
(vii)

any treatment, beneficiation or other charges or penalties deducted by any smelter or refinery to which such Minerals are shipped that have not been previously deducted in the computation of gross proceeds.

Net Smelter Royalty means the percentage of Net Smelter Return from time to time payable to Nicholson after Commencement of Commercial Production from the sale of Minerals.

Rock means all substances that axe mined from the Property and sold by the Company that are not Minerals.

Gross Rock Royalty means the amount of royalty from time to time payable to Nicholson after Commencement of Commercial Production from the sale of Rock.

Interest in Mineral Claim

Mr. G. Nicholson staked the claims. The claims are due to expire on November 5, 2005 if not kept in good standing. Nicholson has agreed to maintain the claims in good standing until November 5, 2005. In order to keep our mineral claims in good standing, a registered owner has to pay approximately $3,200 (Cad$4,400) to the Mineral Titles Branch of the British Columbia government, or instead, complete and file assessment work equivalent to $3,200 each year prior to November 5, 2005. Douglas Lake may allocate to future years any assessment work completed for greater than $3,200. After November 5, 2005, we need to spend approximately $6,400 (Cad$8,800) per year to keep the mineral claims in good standing. The mineral claims are recorded in the name of Mr. Stephenson to avoid the extra costs of creating a wholly-owned subsidiary British Columbia company to hold title. Mr. Stephenson has signed a Declaration of Trust stating that he is holding the PAC claims in trust and on behalf of Douglas Lake.

Under British Columbia law, title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. Since we are a Nevada corporation, we can never possess a legal mining claim to the land. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe these costs are not necessary. If we decide to form a wholly-owned British Columbia corporation, it will have to pay a minimum of $500 and register other documentation to be able to file a Bill of Sale on the Company's behalf. The decision to record or not record the mineral claim in our name is solely within our discretion.

Acquisition of PAC Claims

Pursuant to the Property Acquisition Agreement dated April 11, 2004, Douglas Lake acquired a 100% undivided mineral interest in the PAC claims from Nicholson & Associates Natural Resources Development Inc. ("Nicholson") for cash consideration of $7,500. Nicholson retained a 7.5% Gross Rock Royalty and 2.5% Net Smelter Return Royalty on the mineral claims, but Douglas Lake has a right to repurchase 1.5% of the Net Smelter Return Royalty interest at a price of approximately US$1,000,000 within 12 months from commencement from commercial production. Under the Property Acquisition Agreement, we will have to pay Nicholson approximately US$25,000 per year as advance royalties commencing April 11, 2007. If we fail to pay Nicholson the US$25,000 by April 11, 2007, we must transfer ownership of the mineral claims back to Nicholson. As part of the $7,500 purchase price for the mineral interests, Nicholson will provide geological consulting services for the claims and maintain the claims in good standing until April 11, 2006.

The PAC Claims consist of two mineral claims representing a total of 40 units that has been staked and recorded as a four post claim. In the Province of British Columbia, each unit equals 25 hectares. The following table sets forth the details of the claim.

Claim Name	Units	Record Number	Expiry Date
PAC 1	20	406692	November 5, 2005
PAC 2	20	406693	November 5, 2005

Recommended Exploration Program

Mr. Macdonald recommended an initial two phase exploration program. Phase I consists of geological sampling and mapping program on the property at a cost of $5,500. We completed Phase I in December 2004. Phase II consists of more detailed mapping and sampling any newly discovered areas of interest at a proposed cost of approximately $8,500 (Cad$11,600). We have started work on Phase II, it is scheduled to be completed by late fall this year. The recommended budget for the program is as follows:

Phase II	Rates quoted in Cad$	US$
Personnel
1 Geologist	5 days @ $400 / day	$1,450
1 Technician	5 days @ $200 / day	730
Room and board	10 man days @ $50 / man / day	360
Supplies		150
Helicopter	3 hours @ $1,200 / hour	2,620
Assays	100 assays @ $15 / sample	1,090
Report		1,450
Filing fees		580
		$8,430

Geological Exploration Program in General

Our mineral claims presently do not have any mineral reserves. The property that is the subject of our mineral claims is undeveloped and do not contain any open-pit or underground mines. There is no mining plant or equipment located on the property.

We have not yet commenced exploration of the PAC Claims and exploration is currently in the preliminary stages. Our exploration program is exploratory in nature and there is no assurance that mineral reserves will be found.

Both Phase I and Phase II consist of assaying and mapping programs. Rock samples are taken from the property and sent to a geochemist for analysis of mineral content. Mapping consists of documenting our exploration surveys of the property.

Nicholson are qualified geologists and we will engage them to conduct the mineral exploration program under industry standards. They will be responsible for hiring personnel and for all appropriate worker-related costs and will bill us for their services. This work is applicable to assessment requirements for the claims. The work outlined in the budget set out above will cover an additional year of tenure maintenance.

Canadian Mining Law

Work on the claim is governed by the laws of British Columbia. Title to mineral claims are issued and administered by the Mineral Titles Branch, Ministry of Energy and Mines, and title must comply with all provisions under the Mineral Tenure Act (British Columbia). A mineral claim acquires the right to the minerals which were available at the time of location and as defined in the Mineral Tenure Act (British Columbia). There are no surface rights included, but the title holder has the right to use the surface of the claim for mining proposes only. All work carried out on a claim that disturbs the surface by mechanical means requires a Notice of Work and must receive written approval from the District Inspector of Mines prior to commencement.

Location and Access

The PAC claims are located in south-western British Columbia.

The PAC claims are located at 50° 31' north latitude and 123° 43' west longitude, NTS map sheet no. M-02J/12E, Vancouver and Lillooet Mining Divisions, British Columbia. The nearest road access is one hour drive north from Vancouver, British Columbia, to the town of Squamish, and then by helicopter to the property, a distance of 75 kilometers.

Claim Status

The PAC claims consist of two mineral claim covering 1,000 hectares (2,471 acres), record numbers 406692 and 406693. Claim title is recorded with the Provincial Ministry of Energy, Mines and Petroleum Resources. The anniversary date for the PAC Claims is November 5, 2005. The recorded owner is Laurence Stephenson (100%), a director and President of Douglas Lake. Mr. Stephenson is holding the mineral title in the PAC claims as trustee on behalf of Douglas Lake. The beneficial owner of the PAC claims is Douglas Lake. Mr. Stephenson signed a Declaration of Trust confirming that Douglas Lake is the beneficial owner of the mineral claim. If Douglas Lake fails to make the advance Net Smelter Return Royalty payment of $25,000 per year commencing April 11, 2007, the Company must transfer title back to Nicholson.

Physical Features

The area surrounding the claims has a rugged topography with surface elevations ranging from 600 to over 2,100 meters (2,000 to 7,000 feet). Mountains rise abruptly on the north side of the property; the highest peak on the property is approximately 2,150 meters (7,060 feet) above sea level. The south and southwest of the property are bordered by glaciers.

The climate during the summer is generally warm although brisk winds are common on unprotected ridges and peaks. The weather station at Pemberton Meadows (elevation of 655 meters) records a mean rainfall of 29 inches (741 mm) /year, a mean snowfall of 111 inches (2,824 mm) /year, and a mean daily temperature varying from a low of 21° F (-6.1° C) to a high of 65° F (18.6° C). However, conditions are more severe at higher elevations. The area's climate is likened to that of the western interior of British Columbia.

Treeline is approximately 1,600 meters on north facing slope. At lower elevations cedar, cottonwood, white pine, Douglas fir, and hemlock fir are common with Douglas and hemlock fir being more common at higher elevations. Alpine fir, mosses and grasses are found above the treeline.

History of the Claims

The PAC claims extend over a newly discovered portion of the Gambier Group rocks (a mixed volcano-sedimentary sequence of Lower Cretaceous age) intruded by later Cretaceous Coast intrusions. This suite of rocks has hosted several significant showings (i.e. Maggie) and economic mineral deposits (i.e. Northair and Britannia). Britannia was a long life (>70 years) world class massive sulphide deposit from which over 50 million tons of primarily copper rich ore was mined. All the notable showings have occurred south of the PAC claims. There is no recorded work or evidence of previous work within the areas of the PAC claims. Significant exploration work has also occurred north and east of the PAC claims.

The PAC claims were discovered during a helicopter reconnaissance trip while searching for mineralized areas newly exposed by the retreat of glaciers. Regional geochemical surveys had indicated elevated trace elements in the 90 percentile or greater for base metal deposition while previous government regional mapping had projected a section of Gambier Group rocks in the area. Following discovery, two visits were made for initial evaluation and sampling.

Geology

The area is underlain mostly by granitoid rocks of the Coast Plutonic Complex and highly deformed volcanic and sedimentary rocks of Lower Cretaceous age.

The Coast Plutonic Complex consists largely of plutonic rocks and subordinate gneiss and migmatite, mostly of uncertain age. The plutonic rocks are dominantly quartz diorite to grandodiorite, with some diorite and quartz monzonite. Regionally metamorphosed Late Triassic to Early Cretaceous sedimentary and volcanic rocks form northwest-trending roof pendants within the plutonic framework.

Highly deformed Lower Cretaceous aged stratified rocks are common with meta-volcanic rocks greatly predominate over meta-sedimentary strata. The volcanic rocks are mainly pyroclastic and are comprised of greenish tuffs and breccias, reddish brown to maroon breccia-conglomerates, and purplish breccias. Thin beds of brittle shale or siltstone are often interbedded with the volcanics.

A chain of late Tertiary and Quaternary calc-alkaline volcanic centres extends north through part of the Coast Plutonic Complex.

As in other parts of the Coast Mountains, the dominant structural trend is north-westerly. Foliation in plutonic rocks are generally northwest with steep dips. Schistosity in pendants is usually parallel or subparallel with contacts. Schistosity is rare in the meta-volcanics. It appears that deformation has been largely concentrated in narrow northwest trending zones, leaving the intervening areas with well preserved original textures suggest that deformation was controlled by deep-seated major structural features.

The geology of the area is not simple. Multiple deformation has rendered most of the rocks schistose and tightly compressed in complex repetitive folds. A subtlety of rock differences, and obscurity of bedding, facies changes in some formations, and a variation in intensity of hydrothermal alterations all combine to make a complex relationship which poor exposures, at lower elevations, further compounds.

The geology within the pac claim block appears to be divided into three parts, sediments to the north, volcanics in the east, and quartz diorite to the west and southwest. The sediments are mostly fissile shales, black carbonaceous argillites, and minor calcareous shales or limestone. The volcanics are dominantly flows and pyroclastic andesites with minor flow breccias. The principal plutonic rock is a coarse-grained, quartz diorite within several high-level, quartz monzonite stocks intruding the quartz diorite.

Recommendations

The PAC claims partially cover newly exposed mineralization contained within a package of rocks known for mineral occurrences and economic massive sulphide deposits. From initial sampling, anomalous values, principally in copper but also gold, silver, barium, were received from samples taken from the property. These were statistically anomalous values hosted by a favourable geologic unit. No economic values have been discovered to date.

Further work is required to acquire additional samples from the anomalous areas and to trace them out along strike. Geological mapping of the rock units is required. It will be necessary to determine if the geological trend is going off the property and, if so, whether additional claims will be required.

Geological and Technical Staff

We are unable to name the geologists and engineers who will be performing work for Douglas Lake because they have not been retained. At the right time, we will hire from the available pool of contract geologists depending on the time of the year and availability of experience. Presently, there are no agreements or understandings to hire such geologists or engineers.

Joint Venture Partner

If the results are positive from Phase II, we plan to enter into a joint venture relationship with another company that has experience in the mineral exploration and development business. The joint venture partner may provide funding in terms of additional exploration expenditures, and operational experience if the mineral claim is determined to have any potential for proven mineral reserves. If we enter into a joint venture agreement with another partner, we may have to sell an interest in the claim and issue additional shares in return for exploration funds from the joint venture partner. If our mineral claim has merit, the joint venture partner will act as both a financier and operational partner.

Competitive Factors

The mineral industry is fragmented. We compete with other exploration companies looking for a variety of mineral resources. We are a very small exploration company compared to many of our competitors. Although we will be competing with other exploration companies, there is no competition for the exploration of minerals on our mineral claim. We intend to explore and find sufficient mineralization to a point in which major mining companies or mining financial groups would seriously consider pursuing the mineral claim as a valuable and significant acquisition.

Location Challenges

We do not expect any major challenges in accessing the property during the initial exploration stages.

Regulations

Our mineral exploration program will comply with the British Columbia Mineral Tenure Act. This act sets forth rules for:

*  locating claims
*  posting claims
*  working claims
*  reporting work performed

We also have to comply with the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

In order to explore for minerals on our mineral claim we must submit the plan contained in this prospectus for review. We believe that the plan as contained in this prospectus will be accepted and an exploration permit will be issued to us or our agent. The exploration permit is the only permit or license we will need to explore for precious and base minerals on the mineral claim.

We will be required to obtain additional work permits from the British Columbia Ministry of Energy and Mines for any exploration work that results in a physical disturbance to the land. Accordingly, we may be required to obtain a work permit if we proceed beyond the exploration work contemplated by our proposed Phase II exploration program. There is a charge of approximately $1,500 in order to obtain a work permit under the Mining Act. The time required to obtain a work period is approximately four weeks. We will incur the expense of our consultants to prepare the required submissions to the Ministry of Energy and Mines. We will be required by the Mining Act to undertake remediation work on any work that results in physical disturbance to the land. The cost of remediation work will vary according to the degree of physical disturbance. No remediation work is anticipated as a result of completion of Phase II of the exploration program.

We have budgeted for regulatory compliance costs in the proposed exploration program recommended by the summary report. As mentioned above, we will have to sustain the cost of reclamation and environmental remediation for all exploration and other work undertaken. The amount of reclamation and environmental remediation costs are not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended exploration program. Because there is presently no information on the size, tenor, or quality of any mineral resource at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potential mineral deposit is discovered.

If we enter into substantial exploration, the cost of complying with permit and regulatory environment laws will be greater than in Phase II because the impact on the project area is greater. Permits and regulations will control all aspects of any program if the project continues to that stage because of the potential impact on the environment. We may be required to conduct an environmental review process under the British Columbia Environmental Assessment Act if we determine to proceed with a substantial project. An environmental review is not required under the Environmental Assessment Act to proceed with the recommended Phase I or Phase II exploration programs on our PAC claims.

Environmental Factors

We will also have to sustain the cost of reclamation and environmental remediation for all work undertaken which causes sufficient surface disturbance to necessitate reclamation work. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to a natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused, i.e. refilling trenches after sampling or cleaning up fuel spills. Our Phase I and II programs do not require any reclamation or remediation other than minor clean up and removal of supplies because of minimal disturbance to the ground. The amount of these costs is not known at this time as we do not know the extent of the exploration program we will undertake, beyond completion of the recommended two phases described above. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a potentially-economic deposit is discovered.

Employees

Initially, we intend to use the services of contractors and consultants for exploration work on our properties. At present, we have no paid employees. We believe in keeping a low number of full-time employees will conserve cash and allow greater flexibility in the future.

Risk Factors

Please consider the following risk factors before deciding to invest in our common stock.

Risks Associated with our Company:

1. We are a recently organized business and you cannot evaluate the investment merits of our Company because we have no operating history.

Our Company is only recently organized with no operating history which makes it difficult to evaluate the investment merits of our Company. Our Company was recently organized on January 5, 2004 and is a start-up company. We have no operating history and we do not have any business prior to our organization. As of May 31, 2005, we incurred losses since inception of $466,964.

2. We may have to refund part or all of the money we raised in May 2005

In May 2005, we raised $396,700 from 38 subscribers for 1,322,332 shares of common stock at $0.30 per share. We are waiting for the proper paperwork to be completed by some of the subscribers and have not issued the shares yet. If we don't receive the proper paperwork or if the subscribers ask for a refund of their money before we issue the shares to the subscribers, we may have to refund up to $396,700 to the subscribers. If we don't have sufficient cash to refund the money at that time, we will have to obtain additional financing, otherwise we will not be able to continue our operations.

3. We may not be able to continue as a going concern if we do not obtain additional financing.

Because of our lack of funds and short operating history incurring only expenses, our independent accountants' audit report states that there is substantial doubt about our ability to continue as a going concern. Our independent auditor pointed out that we incurred only losses since our inception raising substantial doubt about our ability to continue as a going concern. Therefore, our ability to continue as a going concern is highly dependent upon obtaining additional financing for our planned operations.

4. If we do not obtain additional financing, our business will fail because we cannot fund our planned exploration program.

In order for us to perform any further exploration or extensive testing past Phase II of our exploration program, we will need to obtain additional financing. As of May 31, 2005, we had cash in the amount of $201,600. We currently do not have any operations and we have no income. Our business plan calls for incurring additional expenses in connection with the mapping program of our mineral claims, and to conduct due diligence on the Tanzanian properties we propose to acquire. If our exploration programs are successful in discovering ore of commercial tonnage and grade, we will require additional funds in order to place the PAC claims into commercial production. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market price for base and precious metals and the cost of exploring for these minerals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

5. Because our Officers and Directors have other business interests, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Mr. Stephenson presently spends approximately 20% of his business time on business management services for our Company and Mr. Johnston plans to spend 5% of his time on the affairs of Douglas Lake. While Messrs. Stephenson and Johnston presently possess adequate time to attend to our interests, it is possible that future demands on them from their other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business. In addition, Messrs. Stephenson and Johnston may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels. Competing demands on their business time may cause them to have differing interest in approving significant corporate transactions from those of other stockholders.

6. Our directors and officers shall be indemnified for any monies they pay in settlement of actions performed while a director or officer. This may hurt our profitability.

Sections 78.7502 and 78.751 of the Nevada Revised Statutes provide for indemnification of our officers and directors in certain situations where they might otherwise personally incur liability, judgments, penalties, fines and expenses in connection with a proceeding or lawsuit to which they might become parties because of their position with the Company. We have authorized the indemnification of our officer and director to the full extent available under the Nevada Revised Statutes.

7. We have no known mineral resources and if we cannot find any mineral resources we may have to cease operations.

We have no measured mineral bodies. If we do not find a mineral body or bodies containing valuable minerals or metals or if we cannot conduct further exploration of any discovered minerals, either because we do not have money to do it or because it is not economically feasible to do it, we may have to cease operations and you will loose your investment.

8. If we are unable to extend the expiration date for our mineral claim, we will lose our mineral interest.

The PAC claims expire on November 5, 2005. If we are unable to extend the expiration date, we will lose our mineral claim. In order to renew our mineral claim and keep it in good standing, we have to pay approximately US$3,200 (Cad$4,400) to the Mineral Titles Branch or instead, complete and file an assessment report detailing the equivalent of US$3,200 in work on the claim for each year prior to the expiry date. After November 5, 2005, we are required to complete work in the amount of approximately US$6,400 (Cad$8,800) each year on the PAC claims. Under the Property Acquisition Agreement, Nicholson & Associates Natural Resources Inc. is obligated to keep the PAC claims in good standing until April 11, 2006. If Nicholson does not pay the annual filing fees and keep the property in good standing, we may lose the property if we do not pay the filing fees ourselves.

9. Title to our mineral property is registered in the name of our President and he may transfer title to third parties without our knowledge.

Under British Columbia mining law, a foreign corporation cannot hold a British Columbia mining claim. To avoid the costs of creating a British Columbia wholly-owned subsidiary to hold title, we decided to register the property in the name of our President. Our President may convey title to the PAC claims to third parties without our knowledge and if the Deed of Transfer is recorded before we can register our documents, that third party will have superior title and we will have no title interest. If this occurs, we will lose our only asset and we will not be able to execute our business plan. Our only remedy would be to seek damages from our President for breach of fiduciary duty and be compensated with monetary damages.

10. If we do not pay advance royalties to the vendor of the PAC claims, we will lose our mineral property.

Under the Property Acquisition Agreement, we are required to pay Nicholson US$25,000 per year as advance royalties commencing April 11, 2007. If we fail to pay these advance royalties by April 11, 2007, we will have to transfer ownership of the PAC claims back to Nicholson. If we are required to do this, we will lose our only assets.

11. As we will be subject to compliance with government regulation which may change, the anticipated costs of our exploration program may increase.

There are several governmental regulations that materially restrict mineral exploration or exploitation. We will be subject to the Mining Act of British Columbia as we carry out our exploration programs. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

12. As the Province of British Columbia owns the land covered by our mineral claims and native land claims might affect our title to the mineral claims or to British Columbia's title to the property, our business plan may fail.

We are unaware of any outstanding native land claims on the PAC claims. However, it is possible that a native land claim could be made in the future. The federal and provincial government policy at this time is to consult with all potentially affected native bands and other stakeholders in the area of any potential mining. Should we encounter a situation where a native person or group claims an interest in our claims, we may be able to provide compensation to the affected party in order to continue with our exploration work, or if such an option is not available, we may have to relinquish our interest in these claims. In either case, the costs and/or losses could be greater than our financial capacity and our business would fail.

Item 2. Property

The PAC claims consist of two mineral claim covering 1,000 hectares (2,471 acres), record numbers 406692 and 406693. Claim title is recorded with the Provincial Ministry of Energy, Mines and Petroleum Resources. The anniversary date for the PAC Claims is November 5, 2005. The recorded owner is Laurence Stephenson (100%), a director and President of Douglas Lake. Mr. Stephenson is holding the mineral title in the PAC claims as trustee on behalf of Douglas Lake. The beneficial owner of the PAC claims is Douglas Lake. Mr. Stephenson signed a Declaration of Trust confirming that Douglas Lake is the beneficial owner of the mineral claim. If Douglas Lake fails to make the advance Net Smelter Return Royalty payment of $25,000 per year commencing April 11, 2007, the Company must transfer title back to Nicholson, the vendor. We do not own or lease any property other than our mineral rights in the PAC Claims. In the future, we may acquire other exploration properties and conduct similar exploration programs.

On August 5, 2005, we entered into three agreements to acquire five prospecting licenses to five properties in Tanzania. These agreements are subject to our due diligence. If we are not satisfied with our due diligence by December 2, 2005, we may terminate these agreements.

We currently do not pay any rent for our office space at Suite 520 - 470 Granville Street, Vancouver, British Columbia.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is traded on the NASD OTC Bulletin Board under the symbol DLKM. The following table sets forth for the periods indicated the high and low bid price per share of our common stock. Quotations commenced on the OTC Bulletin Board on March 23, 2005 These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Quarter Ended	High	Low
May 31, 2005	$1.06	$0.95

We have approximately 58 registered shareholders of record as of September 12, 2005.

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Canadian Securities Law

Certain selling shareholders who are residents of British Columbia have to rely on an exemption from prospectus and registration requirements of B.C. securities laws to sell their shares that were registered by our Registration Statement on Form SB-2 in August 2004. The selling shareholders may rely on the B.C. Securities Commission's Instrument 72-502 "Trade In Securities of U.S. Registered Issuers" to comply with B.C. securities laws to resell their shares.

Certain shareholders who acquired shares under our SB-2 offering and who are also residents of British Columbia may be relying on an exemption from prospectus and registration requirements of B.C. securities laws for the purchase of the Company's securities and may have to comply with B.C. Securities Commission's BC Instrument 72-502 "Trade In Securities of U.S. Registered Issuers" to resell their shares.

According to BC Instrument 72-502, a B.C. resident who acquired securities under a prospectus exemption in a company that is not a reporting issuer under the B.C. Securities Act may sell those securities without filing a prospectus under the Act, if the following conditions are met:

(1) The securities of the company are registered under section 12 of the U.S. Securities Exchange Act of 1934, as amended, or the company is required to file reports under section 15(d) of that Act.

(2) The seller's residential address or registered office is in British Columbia.

(3) A 4-month period has passed since the date the company issued the securities to the seller, or a control person sold the securities to the seller. This 4-month hold period does not apply to securities that a seller acquired under a director or employee stock option.

(4) If the seller is a control person of the company, then the seller has held the securities for at least 6 months.

(5) The number of securities the seller proposes to sell under this Order, plus the number of securities of the company of the same class that the seller has sold in the preceding 12-month period, does not exceed 5% of the company's outstanding securities of the same class.

(6) The seller sells the securities through a registered investment dealer.

(7) The registered investment dealer executes the trade through an exchange, or market, outside Canada.

(8) There has been no unusual effort made to prepare the market or create a demand for the securities.

(9) The seller has not paid any extraordinary commission or other consideration for the trade.

(10) If the seller is an insider of the company, the seller reasonably believes that the company is not in default of the securities legislation (including U.S. federal and state securities legislation) that governs the company.

Penny Stock Rule

Our shares will have to comply with the Penny Stock Reform Act of 1990 which may potentially decrease your ability to easily transfer our shares. Broker-dealer practices in connection with transactions in "penny stocks" are regulated. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that has to comply with the penny stock rules. As our shares will likely have to comply with such penny stock rules, our shareholders will in all likelihood find it more difficult to sell their securities.

Item 6. Management's Discussion and Analysis or Plan of Operation

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

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate by issuance of additional equity shares. We have sufficient funds to take us through our initial exploration program and meet our obligations for the short term. Our working capital was sufficient to enable us to commence Phase II of our exploration program. However, we will require additional financing in order to meet all of our anticipated operating expenses and for any new exploration projects.

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

On August 5, 2005, we entered into three agreements to acquire five prospecting licenses to five properties in Tanzania. These agreements are subject to our due diligence. If we are not satisfied with our due diligence by December 2, 2005, we may terminate these agreements.

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

In December 2004, we raised $236,350 from the issuance of 945,400 shares of common stock to 27 non-U.S. investors at $0.25 per share. In May 2005, we raised $396,700 from 38 subscribers for 1,322,332 shares of common stock at $0.30 per share. We are waiting for the proper paperwork to be completed by some of the subscribers and have not issued the shares yet. At May 31, 2005, $336,766 was received by subscribers and $59,934 was subsequently received.

Plan of Operations

Our business plan is to proceed with the exploration of the PAC claims to determine whether there are commercially exploitable reserves of base and precious metals. Upon the recommendations of Glen Macdonald, P. Geo, we decided to embark upon Phase II of the exploration program. We have started work on Phase II, overseen by us, it is scheduled to be completed by late fall this year.

As of May 31, 2005 we had cash on hand of $201,600 enabling us to commence Phase II of the program without additional financing. The cost and scope of Phase II of the exploration program is estimated at $8,430.

We are also conducting due diligence on the five Tanzanian properties that we propose to acquire.

We are currently seeking opportunities to acquire other mineral exploration properties which, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities.

Results of Operations for the year ended May 31, 2005

We did not earn any revenues during the year ending May 31, 2005. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will commence exploration of mineral resources on our properties, or if we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the year ended May 31, 2005, we incurred operating expenses in the amount of $430,090. The majority of our expenses were $122,245 for traveling expenses incurred by our directors and consultants who are seeking other mineral exploration property opportunities, $183,876 for consulting fees, $23,083 in costs related to the acquisition of our properties in Squamish, British Columbia, and mineral property investigation costs in Tanzania, Africa, $29,828 for professional fees and $25,000 for management fees. We incurred a loss of $430,090 for the year ended May 31, 2005. Our loss was attributable to $122,245 for traveling expenses incurred by our directors and consultants who are seeking other mineral exploration property opportunities, $183,876 for consulting fees, $23,083 in costs related to the acquisition of our properties in Squamish, British Columbia, and mineral property investigation costs in Tanzania, Africa, $29,828 for professional fees and $25,000 for management fees.

Liquidity and Capital Resources

We had cash of $201,600 as of May 31, 2005. We had cash of $44,769 as of May 31, 2004. The increase in cash position of $156,831 is due to $220 raised from the issuance of 22,000 common shares in June 2004, $229,162 raised from the issuance of 945,400 common shares in January 2005, net offering costs of $7,188, $336,766 raised from 1,122,553 common shares subscribed in May 2005, and $409,317 was used to fund our operating activities for the year ended May 31, 2005.

We anticipate that we will incur for the next 12 months:

(1)	$8,430 for Phase II of our recommended program;
(2)	$100,000 for other exploration programs;
(3)	$150,000 for Management and Consulting expenses; and
(4)	$85,000 Administration and Operating.

We have enough cash as of May 31, 2005, to cover Phase II of the recommended program for our Squamish, BC properties. However, we do not have sufficient funds to cover all of our anticipated expenses, we have not generated revenues and do not expect to generate revenue in the next 12 months. The Company hopes to raise sufficient funding from the sale of our common stock to fund our operations for the next 12 months. If we are not successful in raising the necessary funding, we will have to cut back in some expenses. Without sufficient cash flow, the Company may be dormant during the next twelve months, or until such time as necessary funds are raised in the equity securities market.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report (in our SB-2 filing) that they have substantial doubt we will be able to continue as a going concern.

Item 7. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

of Douglas Lake Minerals, Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheet of Douglas Lake Minerals, Inc. (An Exploration Stage Company) as of May 31, 2005 and 2004 and the related statements of operations, stockholder's deficit and cash flows for the period from January 5, 2004 (Date of Inception) to May 31, 2005 and the period from January 5, 2004 (Date of Inception) to May 31, 2004 and the year ended May 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Douglas Lake Minerals, Inc. (An Exploration Stage Company), as of May 31, 2005 and 2004 and the related statements of operations, stockholder's deficit and cash flows for the period from January 5, 2004 (Date of Inception) to May 31, 2005 and the period from January 5, 2004 (Date of Inception) to May 31, 2004 and the year ended May 31, 2005, in conformity with generally accepted accounting principles used in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has losses from operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ "Manning Elliott"

CHARTERED ACCOUNTANTS

Vancouver, Canada

August 18, 2005

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	May 31, 2005 $	May 31, 2004 $
ASSETS		
Current Assets		
Cash	201,600	44,769
Total Current Assets	201,600	44,769
Property and Equipment (Note 3)	733	1,132
Total Assets	202,333	45,901
LIABILITIES AND STOCKHOLDERS' EQUITY		
Current Liabilities		
Accounts payable	30,374	–
Accrued liabilities	8,500	22,000
Total Liabilities	38,874	22,000
Commitments and Contingencies (Notes 1 and 7)		
Stockholders' Equity		
Common Stock (Note 6) Authorized: 100,000,000 shares, $0.001 par value Issued: 4,058,400 shares and 3,091,000 shares, respectively	4,058	3,091
Additional Paid-in Capital	283,599	55,184
Common Stock Subscribed (Note 6 (a))	336,766	–
Donated Capital (Note 4 (a))	6,000	2,500
Deficit Accumulated During the Exploration Stage	(466,964)	(36,874)
Total Stockholders' Equity	163,459	23,901
Total Liabilities and Stockholders' Equity	202,333	45,901

(The accompanying notes are an integral part of these financial statements)

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

	From January 5, 2004 (Date of Inception) to May 31, 2005 $	Year Ended May 31, 2005 $	From January 5, 2004 (Date of Inception) to May 31, 2004 $
Cash Flows Used In Operating Activities			
Net loss	(466,964)	(430,090)	(36,874)
Adjustments to reconcile net loss to net cash used in Operating activities:			
Amortization	466	399	67
Donated services	6,000	3,500	2,500
Change in operating assets and liabilities:			
Accounts payable and accrued liabilities	38,874	16,874	22,000
Net Cash Used in Operating Activities	(421,624)	(409,317)	(12,307)
Cash Flows Used In Investing Activities			
Purchase of equipment	(1,199)	–	(1,199)
Net Cash Flows Used In Investing Activities	(1,199)	–	(1,199)
Cash Flows From Financing Activities			
Proceeds from issuance of common stock	287,657	229,382	58,275
Common stock subscribed	336,766	336,766	–
Net Cash Flows Provided By Financing Activities	624,423	566,148	58,275
Increase in Cash	201,600	156,831	44,769
Cash - Beginning of Period	–	44,769	–
Cash - End of Period	201,600	201,600	44,769
Non-cash Investing and Financing Activities		–	–
Supplemental Disclosures			
Interest paid		–	–
Income taxes paid		–	–

(The accompanying notes are an integral part of these financial statements)

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

1. Exploration Stage Company

The Company was incorporated in the State of Nevada on January 5, 2004. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "*Accounting and Reporting for Development Stage Companies*". The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at May 31, 2005, the Company has accumulated losses of $466,964 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

On January 13, 2005 the Company issued 945,400 shares of common stock at a price of $0.25 per share for cash proceeds of $236,350, less offering costs of $7,188. In April, 2005 the Company accepted stock subscriptions for 1,322,332 shares of common stock at $0.30 per share for proceeds of $396,700. To May 31, 2005, the Company had received $336,766. The balance of $59,934 was received subsequently.

2. Summary of Significant Accounting Policies

a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company's fiscal year-end is May 31.

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

c) Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "*Earnings per Share*". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

d) Comprehensive Loss

SFAS No. 130, "*Reporting Comprehensive Income*," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2. Summary of Significant Accounting Policies (continued)

a) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

b) Property and Equipment

Property and equipment consists of office equipment recorded at cost and amortized on a straight-line basis over a three-year period.

c) Mineral Property Costs

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

d) Financial Instruments

Financial instruments including cash, accounts payable and accrued liabilities, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

e) Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "*Accounting for Income Taxes*" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

f) Foreign Currency Translation

The functional and reporting currency of the Company is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with SFAS No. 52 "*Foreign Currency Translation*" using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

g) Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, "*Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29*". The guidance in APB Opinion No. 29, "*Accounting for Nonmonetary Transactions*", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2. Summary of Significant Accounting Policies (continued)

k) Recent Accounting Pronouncements (continued)

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

The FASB has also issued SFAS No. 151 and 152, but they will not have relationship to the operations of the Company. Therefore a description and its impact for each on the Company's operations and financial position have not been disclosed.

l) Reclassification

Certain reclassifications have been made to the prior year's financial statements to conform to the current period's presentation Recent Accounting Pronouncements.

3. Property and Equipment

	Cost $	Accumulated Amortization $	May 31, 2005 Net Book Value $	May 31, 2004 Net Book Value $
Office equipment	1,199	466	733	1,132

4. Related Party Balances/Transactions

c) On March 1, 2004, the Company paid a finder's fee of $5,250 to a director of the Company. Refer to Note 6(e).

Item 8. Changes In and Disagreements with Accountants

None.

Item 8A. Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the year ended May 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Section 16(a) Beneficial Ownership Reporting Compliance

Officers and Directors

The following table sets forth the directors and executive officers of our company, their ages, term served and all officers and positions with our company. A director is elected by stockholders and serves until his or her successor is duly elected by the stockholders and qualifies. Officers and other employees serve at the will of the Board of Directors.
Name of Director	Age	Term Served	Positions
Laurence Stephenson	57	Since inception	President, and Director
Steven Johnston	53	Since inception	Secretary, Treasurer and Director
Gurpreet (Gus) Singh Sangha	40	June 1, 2005	Chief Financial Officer

A brief description of the background and business experience of our executive officers:

Mr. Stephenson has been the President and Director since our Company's inception on January 5, 2004. Mr. Stephenson graduated from Carleton University in 1975 with a Bachelor of Science degree in Geology. In

1985, he graduated from York University with a Masters of Business Administration. He is registered as a Professional Engineer for the Province of Ontario (1981) and currently a member in good standing. With over 30 years experience in the field of mining exploration he has the experience to guide new companies through the effective use of financing in their exploration program. For the past five years, Mr. Stephenson was a self-employed consulting geologist. Mr. Stephenson will continue to serve in his present positions with the Company until the next annual meeting of shareholders and devote 20% (or 8 hours per week) of his business time to Douglas Lake. Since January 2004, Mr. Stephenson is also a director of Tylerstone Ventures Corp. and Armitage Mining Corp., both companies are subject to the reporting requirements of the Securities Exchange Act of 1934.

Mr. Johnston has been the Secretary, Treasurer and Director since our Company's inception on January 5, 2004. Over the past 7 years, Mr. Johnston has been actively involved with corporate relations within the resource sector. A graduate of the University of Victoria, Mr. Johnston completed a double major in Canadian-U.S. Law & Government and Urban Town Planning. For the past five years, Mr. Johnston was a self-employed consultant. Mr. Johnston will continue to serve in his present positions with the Company until the next annual meeting of shareholders and devote 5% (or 2 hours per week) of his business time to Douglas Lake.

Mr. Sangha was appointed our Chief Financial Officer on June 1, 2005. Mr. Sangha is presently self-employed and has been providing management consulting services to various companies since 2004. From 2002 to 2004, Mr. Sangha was manager with Terminal Sawmills Ltd., and from 1999 to 2002, Mr. Sangha was human resources manager of Weyehauser Co. Mr. Sangha will continue to serve in his present positions with the Company until the next annual meeting of shareholders and devote 5% (or 2 hours per week) of his business time to Douglas Lake.

Family Relationships

There are no family relationships between any two or more of our directors or executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Code of Ethics

We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Controller and persons performing similar functions within the Company (the "Senior Officers"). A copy of the code of ethics is filed with the SEC as Exhibit 14.1 of this Annual Report. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Senior Officers, we will disclose the nature of such amendment or waiver in a report filed with the SEC.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of the Company ("Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such forms as filed to the Company. To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that certain reports were not required, during the fiscal year ended May 31, 2005, the Reporting Persons have complied with all applicable Section 16(a) filing requirements, except as follows:

Atmajit Aujla, a holder of more than 10% of shares of the Company, was late in filing a Form 3. Gurpreet (Gus) Singh Sangha, our CFO, was late in filing a Form 3.

We do not know whether reports have been filed by any other beneficial owners as required by Section 16(a) of the Exchange Act during the period covered by this report.

Item 10. Executive Compensation

The following table sets forth in summary form the compensation received by (i) the Principal Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the fiscal years ending May 31, 2004, and May 31, 2005. The Company was incorporated on January 5, 2004.
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Awards	Options Granted
Laurence Stephenson President (Principal Executive Officer)	2005 2004	$25,000 (1) $0	$0 $0	$47,600 (2) $0	$0 $0	$0 $0

(1) Management fees paid pursuant to a 12-month consulting agreement between the Company and Mr. Stephenson.

(2) Payment for geological services provided by Mr. Stephenson related to evaluation of potential Tanzanian mineral properties, pursuant to a consulting services agreement between the Company and Kokanee Placer Ltd., a private company owned by Mr. Stephenson.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors. We intend to develop an incentive based stock option plan for our officers and directors in the future and may reserve up to 20% of our outstanding shares of common stock for that purpose.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in the fiscal year ended May 31, 2005.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors

The directors did not receive any compensation for serving as members of the Board of Directors. The Board has not implemented a plan to award options. There are no contractual arrangements with any member of the Board of Directors.

Indemnification

Our Bylaws and sections 78.7502 and 78.751 of the Nevada Revised Statutes provide for indemnification of our officers and directors in certain situations where they might otherwise personally incur liability, judgments, penalties, fines and expenses in connection with a proceeding or lawsuit to which they might become parties because of their position with the Company. We have authorized the indemnification of our officer and director to the full extent available under the Nevada Revised Statutes.

To the extent that indemnification may be related to liability arising under the Securities Act, the Securities and Exchange Commission takes the position that indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of September 12, 2005 concerning the common stock owned by each officer and director of the Company, and each other person known to the Company to be the beneficial owner of more than 5% of the Company's common stock. Unless otherwise indicated, the address for each listed stockholder is c/o Douglas Lake Minerals Inc., Suite 520 - 470 Granville Street, Vancouver, British Columbia V6C 1V5.
Name and Address	Shares Owned	Percentage
Laurence Stephenson President and Director	250,000 shares	6.2%
Steven Johnston Secretary, Treasurer and Director	59,416 shares	1.5%
Gurpreet (Gus) Singh Sangha Chief Financial Officer	150,000 shares	3.7%
Atmajit Aujla Surrey, BC Holder of more than 5% of outstanding stock	1,650,000 shares	40.7%
All officers and directors as group (3 persons):	---------------------- 459,416 shares ===========	--------------------- 11.3% ==========

Item 12. Certain Relationships And Related Transactions

In connection with the organization of Douglas Lake, Mr. Stephenson, the President and Director of our Company, and Mr. Johnston, our Secretary, Treasurer and Director, respectively purchased 250,000 shares and 100,000 shares at a price of $0.001 per share.

Pursuant to a private offering conducted in March 2004, Steven Johnston, a director of the Company, was paid a finder's fee of $5,250.

The Company received donated services to December 31, 2004 from the President of the Company valued at $500 per month. During the three and nine-month periods ended February 28, 2005, the Company recognized a total of $500 and $3,500, respectively, for donated services. In January, 2005, the Company entered into a twelve month Agreement to pay the President of the Company $5,000 per month ($60,000 per year) for management fees. During the year ended May 31, 2005, the Company incurred $25,000 in management fees provided by the President of the Company and $3,212 for reimbursement of travel expenses.

During the year ended May 31, 2005, the Company paid to a private company owned by the President of the Company the following amounts: $3,000 for mineral property costs on the Squamish mineral property; $40,000 for the reimbursement of consulting fees; $7,400 for reimbursement of Tanzania mineral property investigation costs, $7,600 for geological services provided by the President of the Company related to evaluation of potential Tanzania mineral properties; and $18,491 for reimbursement of travel costs.

Item 13. Exhibits

Exhibit No.	Description of Exhibit
3.1(1)	Articles of Incorporation
3.3(1)	Bylaws
10.1(2)	Consulting Agreement dated January 2, 2005, between the Company and Laurence Stephenson or/a Consulting Company controlled by Stephenson
10.2(2)	Consulting Services Agreement dated January 2, 2005 between the Company and Kokanee Placer Ltd.
14.1	Code of Ethics
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)   Incorporated by reference to same exhibit filed with the Company's Form SB-2 Registration Statement on July 22, 2004.

(2)   Incorporated by reference to same exhibit filed with the Company's Quarterly Report on Form 10-QSB for the Quarterly Period ended February 28, 2005.

Item 14. Principal Accountant Fees and Services

1) Audit Fees - The aggregate fees billed us for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is $7,750 for the fiscal year ended May 31, 2005 and $nil for the fiscal year ended May 31, 2004

2) Audit-Related Fees - $nil.

3) Tax Fees - $nil.

4) All Other Fees - $nil.

5) Not applicable.

6) Not Applicable.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Douglas Lake Minerals Inc.
Date: September 12, 2005	By: /s/ Laurence Stephenson Laurence Stephenson, President and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.
Signatures	Title	Date
/s/ Laurence Stephenson Laurence Stephenson	President (Principal Executive Officer) and Director	September 12, 2005
/s/ Steven Johnston Steven Johnston	Treasurer, Secretary and Director	September 12, 2005
/s/ Gurpreet Singh Sangha Gurpreet Singh Sangha	Chief Financial Officer	September 13, 2005