Form 10QSB
period 2005-08-31
Douglas Lake Minerals Inc.
filed 2005-10-17
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2005
❑	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 000-50907

DOUGLAS LAKE MINERALS INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0430222 (I.R.S. Employer Identification No.)

Suite 520 - 470 Granville Street, Vancouver, British Columbia V6C 1V5, Canada
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

As of October 14, 2005, the Company had 4,058,400 outstanding shares of common stock.

PART I - FINANCIAL INFORMATION

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

| | August 31, 2005 $ (unaudited) | May 31, 2005 $ (audited) |
|---|---|---|
| ASSETS | | |
| Current Assets | | |
| Cash | 107,599 | 201,600 |
| Prepaid Expenses | 10,000 | – |
| Total Current Assets | 117,599 | 201,600 |
| Property and Equipment (Note 3) | 633 | 733 |
| Total Assets | 118,232 | 202,333 |
| LIABILITIES AND STOCKHOLDERS' EQUITY | | |
| Current Liabilities | | |
| Accounts payable | 30,041 | 30,374 |
| Accrued liabilities | 13,500 | 8,500 |
| Total Liabilities | 43,541 | 38,874 |
| Commitments and Contingencies (Notes 1 and 7) | | |
| Stockholders' Equity | | |
| Common Stock (Note 6)<br>Authorized: 100,000,000 shares, $0.001 par value<br>Issued: 4,058,400 shares | 4,058 | 4,058 |
| Additional Paid-in Capital | 283,599 | 283,599 |
| Common Stock Subscribed (Note 6 (a)) | 395,766 | 336,766 |
| Donated Capital (Note 4 (a)) | 6,000 | 6,000 |
| Deficit Accumulated During the Exploration Stage | (614,732) | (466,964) |
| Total Stockholders' Equity | 74,691 | 163,459 |
| Total Liabilities and Stockholders' Equity | 118,232 | 202,333 |

F-1

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at August 31, 2005, the Company has accumulated losses of $614,732 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective August 11, 2004, to register 1,113,000 shares of common stock for resale by existing shareholders of the Company. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders. The Company's common shares are traded on the OTC-BB under the symbol DLKM.

On January 13, 2005 the Company issued 945,400 shares of common stock at a price of $0.25 per share for cash proceeds of $236,350, less offering costs of $7,188. In April, 2005 the Company accepted stock subscriptions for 1,322,332 shares of common stock at $0.30 per share. To August 31, 2005, the Company had received cash proceeds of $395,766.

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

d) Comprehensive Loss

SFAS No. 130, "*Reporting Comprehensive Income*," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2005 and May 31, 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

k) Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, *"Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3"*. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2. Summary of Significant Accounting Policies (continued)

k) Recent Accounting Pronouncements (continued)

In December 2004, FASB issued SFAS No. 153, "*Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29*". The guidance in APB Opinion No. 29, "*Accounting for Nonmonetary Transactions*", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, *"Share Based Payment"*. SFAS 123R is a revision of SFAS No. 123 *"Accounting for Stock-Based Compensation"*, and supersedes APB Opinion No. 25, *"Accounting for Stock Issued to Employees"* and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

3. Property and Equipment

| | Cost<br>$ | Accumulated Amortization<br>$ | August 31, 2005 Net Book Value<br>$ | May 31, 2005 Net Book Value<br>$ |
|---|---|---|---|---|
| Office equipment | 1,199 | 566 | 633 | 733 |

4. Related Party Balances/Transactions

a) The Company received donated services to December 31, 2004 from the President of the Company valued at $500 per month. During the three month period ended August 31, 2004, the Company recognized a total of $1,500, for donated services.

b) In January, 2005, the Company entered into a twelve month Agreement to pay the President of the Company $5,000 per month ($60,000 per year) for management fees. During the period ended August 31, 2005, the Company incurred $15,000 in management fees provided by the President of the Company.

c) During the three months ended August 31, 2005, the Company paid $5,000 as a prepaid expense to a company owned by the President. The prepayment was for mineral property exploration costs to be incurred related to the Tanzania mineral property.

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

On March 23, 2005, our shares commenced trading on the NASD OTC Bulletin Board.

In May 2005, we raised $396,700 from 38 subscribers for 1,322,332 shares of common stock at $0.30 per share. We are waiting for the proper paperwork to be completed by some of the subscribers and have not issued the shares yet. As at August 31, 2005, $395,766 was received from subscribers.

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

As of August 31, 2005 we had cash on hand of $107,599 enabling us to commence Phase II of the program without additional financing. The cost and scope of Phase II of the exploration program is estimated at $8,430.

We are also conducting due diligence on the five Tanzanian properties that we propose to acquire. We have until December 2, 2005 to complete our due diligence on the Tanzanian properties. If we are satisfied with our due diligence review and we acquire the Tanzanian properties, we are required to issue up to 80,000,000 shares of our common stock, and pay $25,000 cash within 4 months of closing and another $50,000 cash within 6 months from the date the $25,000 is paid. If we acquire the Tanzanian properties, we plan to explore the properties to determine whether there are commercially exploitable reserves of base and precious metals.

We are currently seeking opportunities to acquire other mineral exploration properties which, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities.

Results of Operations For the Three Months Ending August 31, 2005

We did not earn any revenues during the three months ended August 31, 2005. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will commence exploration of mineral resources on our properties, or if we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred a loss of $147,768 for the three months ended August 31, 2005 ("fiscal 2005") compared to a loss of $11,921 for the three months ended August 31, 2004 ("fiscal 2004"). The increase in our loss was attributable to an increase in general and administrative expenses to $140,571 in fiscal 2005 from $10,321 in fiscal 2004. General and administrative expenses included the following changes, consulting fees increased to $70,511 in fiscal 2005 from $nil in fiscal 2004, management fees increased to $15,000 in fiscal 2005 from $nil in fiscal 2004, professional fees increased to $33,145 in fiscal 2005 from $6,883 in fiscal 2004, and travel increased to $18,928 in fiscal 2005 from $nil in fiscal 2004. Mineral property costs increased to $5,597 in fiscal 2005 from $nil in fiscal 2004. Expenditures increased in fiscal 2005 over fiscal 2004 due to the Company having funds available through equity financings completed in the third and forth quarters of the fiscal year ended May 31, 2005. As a result, the Company incurred travel and other costs related to mineral property investigations in Tanzania. In fiscal 2004, the Company had limited funds available and as a result had curtailed operations.

Liquidity and Capital Resources

We had cash of $107,599 as of August 31, 2005. We had cash of $201,600 as of May 31, 2005. The decrease in cash position of $ 94,001 was due to the use of cash for operating activities of $153,001 being offset by cash proceeds from common stock subscriptions of $59,000.

We anticipate that we will incur for the next 12 months:

(1)	$8,430 for Phase II of our recommended program;
(2)	$100,000 for other exploration programs;
(3)	$150,000 for Management and Consulting expenses; and
(4)	$85,000 Administration and Operating.

We have enough cash as of August 31, 2005, to cover Phase II of the recommended program for our Squamish, BC properties. However, we do not have sufficient funds to cover all of our anticipated expenses, we have not generated revenues and do not expect to generate revenue in the next 12 months. The Company hopes to raise sufficient funding from the sale of our common stock to fund our operations for the next 12 months. If we are not successful in raising the necessary funding, we will have to cut back in some expenses. Without sufficient cash flow, the Company may be dormant during the next twelve months, or until such time as necessary funds are raised in the equity securities market.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report (in our SB-2 filing) that they have substantial doubt we will be able to continue as a going concern.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended August 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth certain information regarding sales of equity securities that were either not registered under the Securities Act or not previously included in a Current Report on Form 8-K during the three months ended August 31, 2005:

None.

Item 3. Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
3.1(1)	Articles of Incorporation
3.3(1)	Bylaws

Exhibit No.	Description of Exhibit
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)   Incorporated by reference to same exhibit filed with the Company's Form SB-2 Registration Statement on July 22, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DOUGLAS LAKE MINERALS INC.
Date: October 14, 2005	By: Laurence Stephenson Laurence Stephenson, President and Director
Date: October 14, 2005	By: Gurpreet Singh Sangha Gurpreet Singh Sangha, Chief Financial Officer