Form 10KSB/A
period 2005-05-31
Douglas Lake Minerals Inc.
filed 2006-01-18
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Amendment No. 1)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ❑

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ❑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒    No ❑

Explanatory Note

The registrant hereby files Amendment No. 1 to amend the indication that the registration falls within the definition of "shell company" as defined in Rule 12b-2 of the Exchange Act. Management does not believe the registrant is a shell company because it believes it is inaccurate to say it does not have any or only has nominal operations and it does not have any or a nominal amount of assets. However, to error on the side of caution, given the lack of guidelines from the SEC as to how to apply the "no or nominal operations" test and the "no or nominal assets" test to a junior mining exploration company's facts, and in the absence of any precedents dealing with facts similar to those of the registrant, the registrant will indicate that it is a shell company.

This amendment has no impact on the financial statements of the registrant for the fiscal year ended May 31, 2005. Besides the said disclosures, no other changes have been made to the Form 10-KSB for the fiscal year ended May 31, 2005.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Douglas Lake Minerals Inc.
Date: January 18, 2006	By: /s/ Laurence Stephenson Laurence Stephenson, President and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.
Signatures	Title	Date
/s/ Laurence Stephenson Laurence Stephenson	President (Principal Executive Officer) and Director	January 18, 2006
/s/ Steven Johnston Steven Johnston	Treasurer, Secretary and Director	January 18, 2006
/s/ Gurpreet Singh Sangha Gurpreet Singh Sangha	Chief Financial Officer	January 17, 2006