Form 10QSB/A
period 2005-08-31
Douglas Lake Minerals Inc.
filed 2006-01-18
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Amendment No. 1)

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

This amendment has no impact on the financial statements of the registrant for the quarterly period ended August 31, 2005. Besides the said disclosures, no other changes have been made to the Form 10-QSB for the quarterly period ended August 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DOUGLAS LAKE MINERALS INC.
Date: January 17, 2006	By: /s/ Laurence Stephenson Laurence Stephenson, President and Director
Date: January 17, 2006	By: /s/ Gurpreet Singh Sangha Gurpreet Singh Sangha, Chief Financial Officer