Form 10QSB
period 2005-11-30
Douglas Lake Minerals Inc.
filed 2006-01-18
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2005
❑	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 000-50907

DOUGLAS LAKE MINERALS INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0430222 (I.R.S. Employer Identification No.)

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

As of January 12, 2006, the Company had 5,380,732 outstanding shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ❑    No ☒

PART I - FINANCIAL INFORMATION

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	November 30, 2005 $ (unaudited)	May 31, 2005 $ (audited)
ASSETS		
Current Assets		
Cash	20,839	201,600
Advances to related parties (Note 4(c))	10,000	–
Prepaid expenses	7,500	–
Total Current Assets	38,339	201,600
Property and Equipment (Note 3)	533	733
Total Assets	38,872	202,333
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)		
Current Liabilities		
Accounts payable	45,060	30,374
Accrued liabilities	10,750	8,500
Due to a related party (Note 4(d))	32,283	–
Total Liabilities	88,093	38,874
Commitments and Contingencies (Notes 1 and 7)		
Stockholders' Equity (Deficit)		
Common Stock (Note 6) Authorized: 100,000,000 shares, $0.001 par value Issued: 5,380,732 shares (4,058,400 – May 31, 2005)	5,381	4,058
Additional Paid-in Capital	676,002	283,599
Common Stock Subscription Receivable (Note 6 (a))	(934)	–
Common Stock Subscribed (Note 6 (a))	–	336,766
Donated Capital (Note 4 (a))	6,000	6,000
Deficit Accumulated During the Exploration Stage	(735,670)	(466,964)
Total Stockholders' Equity (Deficit)	(49,221)	163,459
Total Liabilities and Stockholders' Equity	38,872	202,333

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at November 30, 2005, the Company has accumulated losses of $735,670 since inception, and a working capital deficiency of $49,754. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

On January 13, 2005 the Company issued 945,400 shares of common stock at a price of $0.25 per share for cash proceeds of $236,350, less offering costs of $7,188. In April, 2005 the Company accepted stock subscriptions for 1,322,332 shares of common stock at $0.30 per share. The Company collected cash proceeds $336,766 as of May 31, 2005. On October 17, 2005, 1,322,332 shares of common stock were issued for cash proceeds of $59,934, less stock subscription receivable of $934, and offering costs of $2,974.

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

F-4

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2. Summary of Significant Accounting Policies (continued)

d) Comprehensive Loss

SFAS No. 130, "*Reporting Comprehensive Income*," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2005 and May 31, 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

F-5

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

3. Property and Equipment

	Cost $	Accumulated Amortization $	November 30, 2005 Net Book Value $ (unaudited)	May 31, 2005 Net Book Value $ (audited)
Office equipment	1,199	666	533	733

F-6

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

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate by issuance of additional equity shares. We have sufficient funds to take us through our initial exploration program and meet our obligations for the short term. Our working capital was sufficient to enable us to commence Phase II of our exploration program of our PAC claims. However, we will require additional financing in order to meet all of our anticipated operating expenses and for any new exploration projects.

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

On August 4, 2005, we entered into three agreements to acquire five prospecting licenses to five properties in Tanzania, which cover an area of approximately 1,037.4 square kilometers in Tanzania. The three agreements were amended on November 10, 2005 and again on December 1, 2005. The acquisitions are subject to our due diligence and subject to us being able to close on our acquisition of three prospecting licenses concurrently. If we are not satisfied with our due diligence by February 28, 2006, we may terminate these agreements.

Our first closing has to occur within 10 business days of us announcing that we are satisfied with our due diligence. At the first closing, three prospecting licences will be transferred to our name: Prospecting Licence No. 2810/2004 known as "Tabora", Prospecting Licence No. 2683/2004 known as "Ashanti South East" and Prospecting Licence No. 2957/2005 known as "Green Hills South East", and we will issue 16,000,000 restricted stock.

Within 120 days after the first closing, KBT Discovery Group Tanzania Ltd. will cause Prospecting Licence No. 3117/2005 known as "Morogoro" and Prospecting Licence No. 3118/2005 known as "KM 7" to be transferred to our name and we will pay KBT $25,000 (the second closing). Within 6 months after paying the $25,000, we have to pay KBT the balance of the purchase price of $50,000.

Plan of Operations

Our business plan is to proceed with the exploration of the PAC claims to determine whether there are commercially exploitable reserves of base and precious metals. Upon the recommendations of Glen Macdonald, P. Geo, we decided to embark upon Phase II of the exploration program. We have started work on Phase II, overseen by us, not a consulting company. Phase II consists of detailed mapping and sampling of newly discovered areas of interest. Rock samples are taken from the property and sent to a geochemist for analysis of mineral content. Mapping consists of documenting our exploration surveys of the property. Management is now evaluating the initial sampling results to decide whether there is sufficient merit to proceed with Phase ll of the exploration program.

As of November 30, 2005 we had cash on hand of $20,839 enabling us to commence Phase II of the program without additional financing. The cost and scope of Phase II of the exploration program is estimated at $8,430.

We are also conducting due diligence on the five Tanzanian properties that we propose to acquire. We have until February 28, 2006 to complete our due diligence on the Tanzanian properties. If we are satisfied with our due diligence review and we acquire the Tanzanian properties, we are required to issue up to 16,000,000 shares of our common stock, and pay $25,000 cash within 4 months of closing and another $50,000 cash within 6 months from the date the $25,000 is paid. If we acquire the Tanzanian properties, we plan to explore the properties to determine whether there are commercially exploitable reserves of base and precious metals.

We are currently seeking opportunities to acquire other mineral exploration properties which, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities.

Results of Operations For the Six Months Ending November 30, 2005

We did not earn any revenues during the six months ended November 30, 2005. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will commence exploration of mineral resources on our properties, or if we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred a loss of $268,706 for the six months ended November 30, 2005 ("fiscal 2005") compared to a loss of $23,918 for the six months ended November 30, 2004 ("fiscal 2004"). The increase in our loss was attributable to an increase in general and administrative expenses to $258,818 in fiscal 2005 from $15,218 in fiscal 2004. General and administrative expenses included the following changes, consulting fees increased to $123,961 in fiscal 2005 from $nil in fiscal 2004, management fees increased to $30,000 in fiscal 2005 from $nil in fiscal 2004, professional fees increased to $53,762 in fiscal 2005 from $11,969 in fiscal 2004, and travel increased to $44,889 in fiscal 2005 from $nil in fiscal 2004. Mineral property costs increased to $6,688 in fiscal 2005 from $2,500 in fiscal 2004. Expenditures increased in fiscal 2005 over fiscal 2004 due to the Company having funds available through equity financings completed in the third and forth quarters of the fiscal year ended May 31, 2005. As a result, the Company incurred travel and other costs related to mineral property investigations in Tanzania. In fiscal 2004, the Company had limited funds available and as a result had curtailed operations.

Liquidity and Capital Resources

We had cash of $20,839 as of November 30, 2005. We had cash of $201,600 as of May 31, 2005. The decrease in cash position of $180,761 was due to the use of cash for operating and general administrative activities of $239,781 being offset by cash proceeds from common stock subscriptions of $59,000.

We anticipate that we will incur for the next 12 months:

(1)	$8,430 for Phase II of our recommended program;
(2)	$100,000 for other exploration programs;
(3)	$150,000 for Management and Consulting expenses; and
(4)	$85,000 Administration and Operating.

We have enough cash as of November 30, 2005, to cover Phase II of the recommended program for our Squamish, BC properties. However, we do not have sufficient funds to cover all of our anticipated expenses, we have not generated revenues and do not expect to generate revenue in the next 12 months. The Company hopes to raise sufficient funding from the sale of our common stock to fund our operations for the next 12 months. If we are not successful in raising the necessary funding, we will have to cut back in some expenses. Without sufficient cash flow, the Company may be dormant during the next twelve months, or until such time as necessary funds are raised in the equity securities market.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended November 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth certain information regarding sales of equity securities that were either not registered under the Securities Act or not previously included in a Current Report on Form 8-K during the three months ended November 30, 2005:

None.

Item 3. Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
3.1(1)	Articles of Incorporation
3.3(1)	Bylaws
10.1	Asset Purchase Agreement Amendment No. 2 with KBT Discovery Group Tanzania Ltd.
10.2	Asset Purchase Agreement Amendment No. 2 with Hydro-Geos Consulting Group Tanzania Limited
10.3	Asset Purchase Agreement Amendment No. 2 with Megadeposit Explorers Limited
31.1	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)   Incorporated by reference to same exhibit filed with the Company's Form SB-2 Registration Statement on July 22, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DOUGLAS LAKE MINERALS INC.
Date: January 16, 2006	By: /s/ Laurence Stephenson Laurence Stephenson, President and Director
Date: January 17, 2006	By: /s/ Gurpreet Singh Sangha Gurpreet Singh Sangha, Chief Financial Officer