Form 10KSB/A
period 2005-05-31
Douglas Lake Minerals Inc.
filed 2006-01-27
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Amendment No. 2)

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

Explanatory Note

The registrant hereby files Amendment No. 2 to remove risk factor number 2 on page 11 of the Form 10-KSB for the fiscal year ended May 31, 2005 filed on September 13, 2005. This risk stated that:

"2. We may have to refund part or all of the money we raised in May 2005

In May 2005, we raised $396,700 from 38 subscribers for 1,322,332 shares of common stock at $0.30 per share. We are waiting for the proper paperwork to be completed by some of the subscribers and have not issued the shares yet. If we don't receive the proper paperwork or if the subscribers ask for a refund of their money before we issue the shares to the subscribers, we may have to refund up to $396,700 to the subscribers. If we don't have sufficient cash to refund the money at that time, we will have to obtain additional financing, otherwise we will not be able to continue our operations."

The subscription agreements signed by the subscribers are irrevocable, and the subscribers do not have a right to ask for a refund of their money. Therefore, we have removed this risk from our Form 10-KSB.

This amendment has no impact on the financial statements of the registrant for the fiscal year ended May 31, 2005. Besides the said disclosures, no other changes have been made to the Form 10-KSB for the fiscal year ended May 31, 2005.

Our section Risk Factor of Item 1 of Part I of our Form 10-KSB, as amended, is set out below.

PART I

Item 1. Business

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
Douglas Lake Minerals Inc.
Date: January 26, 2006	By: Gurpreet Singh Sangha Gurpreet Singh Sangha, Chief Financial Officer