Form 10QSB
period 2006-02-28
Douglas Lake Minerals Inc.
filed 2006-04-20
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 2006
❑	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 000-50907

DOUGLAS LAKE MINERALS INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0430222 (I.R.S. Employer Identification No.)

Suite 500 - 602 West Hastings, Vancouver, British Columbia, Canada V6B 1B2
Telephone No.: (604) 230-4930
(Address and telephone number of Registrant's principal
executive offices and principal place of business)

Suite 520 - 470 Granville Street, Vancouver, British Columbia, Canada V6C 1V5 (Former address, if changed since last report.)

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

As of April 19, 2006, the Company had 5,380,732 outstanding shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ❑    No ☒

PART I - FINANCIAL INFORMATION

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)
(Unaudited)

	February 28, 2006 $	May 31, 2005 $
ASSETS		
Current Assets		
Cash	10,194	201,600
Prepaid expenses	7,500	–
Total Current Assets	17,694	201,600
Property and Equipment (Note 3)	433	733
Total Assets	18,127	202,333
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)		
Current Liabilities		
Accounts payable	74,925	30,374
Accrued liabilities	59,736	8,500
Due to a related party (Note 4(c))	52,548	–
Total Liabilities	187,209	38,874
Commitments and Contingencies (Notes 1 and 7)		
Stockholders' Equity (Deficit)		
Common Stock Authorized: 100,000,000 shares, $0.001 par value Issued: 5,380,732 shares (4,058,400 – May 31, 2005)	5,381	4,058
Additional Paid-in Capital	676,002	283,599
Common Stock Subscription Receivable (Note 6)	(934)	–
Common Stock Subscribed (Note 6)	–	336,766
Donated Capital (Note 4 (a))	6,000	6,000
Deficit Accumulated During the Exploration Stage	(855,531)	(466,964)
Total Stockholders' Equity (Deficit)	(169,082)	163,459
Total Liabilities and Stockholders' Equity	18,127	202,333

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at February 28, 2006, the Company has accumulated losses of $855,531 since inception, and a working capital deficiency of $169,515. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2. Summary of Significant Accounting Policies (continued)

d) Comprehensive Loss

SFAS No. 130, "*Reporting Comprehensive Income*," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2006 and May 31, 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

3. Property and Equipment

	Cost $	Accumulated Amortization $	February 28, 2006 Net Book Value $	May 31, 2005 Net Book Value $
Office equipment	1,199	766	433	733

4. Related Party Balances/Transactions

a) The Company received donated services to December 31, 2004 from the former President of the Company valued at $500 per month. During the nine month period ended February 28, 2005, the Company recognized a total of $3,500, for donated services.

b) In January, 2005, the Company entered into a twelve month Agreement to pay the former President of the Company $5,000 per month ($60,000 per year) for management fees. During the period ended February 28, 2006, the Company incurred $45,000 in management fees provided by the former President of the Company.

c) During the nine months ended February 28, 2006, the Company owed the former President $30,000 in management fees, $4,938 in travel expenses, and owed a director of the Company $17,610 for expenses paid on behalf of the Company.

d) In January 2005, the Company entered into an agreement with a consultant for the provision of consulting services for a period of two years to pay him $10,000 per month ($120,000 per year) ending on January 1, 2007. This consultant became the Company's new Chairman of the Board of Directors effective April 7, 2006. During the nine-month period ended February 28, 2006, the Company paid $90,000 to this individual.

5. Mineral Properties

The Company entered into an Agreement dated April 11, 2004 to acquire a 100% interest in two mineral claims located near Squamish, British Columbia, Canada, in consideration for a cash payment of $7,500. The claims are subject to a 2.5% net smelter returns royalty and a 7.5% gross rock royalty. Advance royalty payments of $25,000 are due each year commencing April 17, 2007. During the nine-month period ended February 28, 2006, the Company incurred $6,688 towards mineral property costs related to these two mineral claims.

6. Common Stock

In April 2005 the Company accepted stock subscriptions ("subscription") for 1,322,332 shares of common stock at $0.30 per share and received cash proceeds of $336,766. During the nine months ended February 28, 2006, the Company received a further $59,000 in proceeds related to this subscription and $934 is still owed. The shares were issued on October 17, 2005.

7. Commitments

a) In January, 2005, the Company entered into a twelve month Agreement to pay the former President of the Company $5,000 per month ($60,000 per year) for management fees. During the nine-month period ended February 28, 2006, the Company incurred $45,000 in management fees provided by the former President of the Company.

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

7. Commitments (continued)

b) In January, 2005 the Company entered into a consulting agreement with a private company owned by the former President of the Company for the provision of consulting services for a period of one year as required from time to time. During the nine-month period ended February 28, 2006, the Company paid $Nil to this private company.

c) In January 2005, the Company entered into an agreement with a consultant for the provision of consulting services for a period of two years to pay him $10,000 per month ($120,000 per year) ending on January 1, 2007. This consultant became the Company's new Chairman of the Board of Directors effective April 7, 2006. During the nine-month period ended February 28, 2006, the Company paid $90,000 to this individual.

d) On August 4, 2005, the Company entered into an Asset Purchase Agreement (the "KBT Agreement") with KBT Discovery Group Tanzania Ltd. ("KBT"), a company in which the Company's subsequently appointed Director is the president, to acquire three Prospecting Licenses, which cover an area of approximately 621 square kilometres in Tanzania, for an aggregate purchase price of $75,000 and 2,800,000 shares of common stock. On November 10, 2005 these were increased to 5,600,000 shares. The acquisition is subject to the Company's due diligence and the closing of the HG Agreement and the Megadeposit Agreement (refer to notes (e) and (f). The first closing must occur within 10 business days of the Company announcing that it is satisfied with the due diligence. At the first closing, Prospecting Licence No. 2810/2004, known as "Tabora", will be transferred to the Company's name and the Company will issue 5,600,000 restricted shares of common stock to KBT. The other two Prospecting Licenses, Prospecting Licence No. 3117/2005 known as "Morogoro" and Prospecting Licence No. 3118/2005 known as "KM 7", are currently in the name of Atlas Africa Limited ("Atlas"), a Tanzanian company, and KBT has entered into an agreement with Atlas which gives KBT the right to prospect minerals under the two said Prospecting Licenses. The Company also has an option to enter into a joint venture with Atlas to prospect and mine minerals under the two said Prospecting Licenses. Within 120 days after the first closing, KBT will cause Atlas to terminate the joint venture agreements and transfer the Morogoro and KM 7 Prospecting Licenses to the Company's name and then the Company will pay KBT $25,000 (the second closing). Within 6 months after paying the $25,000, the Company will pay KBT the balance of the purchase price of $50,000. During the period, the title to the Prospecting Licenses was transferred to the Company, although the Company has not completed its due diligence and the transaction has not closed.

e) On August 4, 2005, the Company entered into an Asset Purchase Agreement (the "HG Agreement") with Hydro-Geos Consulting Group Tanzania Limited ("HG"), a company in which the Company's subsequently appointed Director is the president, to acquire Prospecting License No. 2683/2004 known as "Ashanti South East", which covers an area of approximately 210 square kilometres in Tanzania, for an aggregate purchase price of 2,600,000 shares of common stock. On November 10, 2005 these were increased to 5,200,000 shares. The acquisition is subject to the Company's due diligence and the closing of the KBT Agreement and the Megadeposit Agreement. The closing must occur within 10 business days of the Company announcing it is satisfied with the due diligence. At closing, Prospecting License Ashanti South East will be transferred to the Company's name and the Company will issue 5,200,000 restricted shares of common stock to HG. During the period, the title to the Prospecting Licenses was transferred to the Company, although the Company has not completed its due diligence and the transaction has not closed.

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

7. Commitments (continued)

f) On August 4, 2005, the Company entered into an Asset Purchase Agreement (the "Megadeposit Agreement") with Megadeposit Explorers Limited ("Megadeposit"), a company in which the Company's subsequently appointed Director is the president, to acquire Prospecting Licence Renewal No. 2957/2005 known as "Green Hills South East", which covers an area of approximately 207 square kilometres in Tanzania, for an aggregate purchase price of 2,600,000 shares of common stock. On November 10, 2005 these were increased to 5,200,000 shares. The acquisition is subject to the Company's due diligence and the closing of the KBT Agreement and the HG Agreement. The closing must occur within 10 business days of the Company announcing that it is satisfied with the due diligence. At closing, Prospecting License Green Hills South East will be transferred to the Company's name and the Company will issue 5,200,000 restricted shares of common stock to Megadeposit. During the period, the title to the Prospecting Licenses was transferred to the Company, although the Company has not completed its due diligence and the transaction has not closed.

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

As of February 28, 2006 we had cash on hand of $10,194 enabling us to commence Phase II of the program without additional financing. The cost and scope of Phase II of the exploration program is estimated at $8,430.

We are also conducting due diligence on the five Tanzanian properties that we propose to acquire. According to the acquisition agreements, as amended, we have until February 28, 2006 to complete our due diligence on the Tanzanian properties. The vendors have verbally agreed for us to extend the due diligence review period. If we are satisfied with our due diligence review and we acquire the Tanzanian properties, we are required to issue up to 16,000,000 shares of our common stock, and pay $25,000 cash within 4 months of closing and another $50,000 cash within 6 months from the date the $25,000 is paid. If we acquire the Tanzanian properties, we plan to explore the properties to determine whether there are commercially exploitable reserves of base and precious metals.

In February, 2006, the Company entered into a letter of intent with Canaco Resources Inc. ("Canaco"), a public company listed on the TSX Venture Exchange, Canada, to form a strategic alliance for the exploration and development of the Tanzania mineral properties described above. The terms of the strategic alliance will create an obligation for Canaco to provide technical management and fund the initial assessment of the prospects, in exchange for which, Canaco will have the right to earn up to a 70% interest in any prospects that meet the Company's acquisition criteria through specific option agreements on properties of Canaco's choosing.

We are currently seeking opportunities to acquire other mineral exploration properties which, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities.

Results of Operations For the Nine Months Ending February 28, 2006

We did not earn any revenues during the nine months ended February 28, 2006. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will commence exploration of mineral resources on our properties, or if we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred a loss of $388,567 for the nine months ended February 28, 2006 ("fiscal 2005") compared to a loss of $201,781 for the nine months ended February 28, 2005 ("fiscal 2004"). The increase in our loss was attributable to an increase in general and administrative expenses to $357,479 in fiscal 2005 from $171,981 in fiscal 2004. General and administrative expenses include: consulting fees, management fees and professional fees and travel expenses. Mineral property costs increased to $26,288 in fiscal 2005 from $21,500 in fiscal 2004. Expenditures increased in fiscal 2005 over fiscal 2004 due to the Company having funds available through equity financings completed in the third and forth quarters of the fiscal year ended May 31, 2005. As a result, the Company incurred travel and other costs related to mineral property investigations in Tanzania. In fiscal 2004, the Company had limited funds available and as a result had curtailed operations.

Liquidity and Capital Resources

We had cash of $10,194 as of February 28, 2006. We had cash of $201,600 as of May 31, 2005. The decrease in cash position of $191,406 was due to the use of cash for operating and general administrative activities of $247,432 being offset by cash proceeds from common stock subscriptions of $59,000.

We anticipate that we will incur for the next 12 months:

(1)	$8,430 for Phase II of our recommended program;
(2)	$100,000 for other exploration programs;
(3)	$150,000 for Management and Consulting expenses; and
(4)	$85,000 Administration and Operating.

We have enough cash as of February 28, 2006 to cover Phase II of the recommended program for our Squamish, BC properties. However we do not have sufficient funds to cover all of our anticipated expenses. We have not generated revenues and do not expect to generate revenue in the next 12 months. The Company hopes to raise sufficient funding from the sale of our common stock to fund our operations for the next 12 months. If we are not successful in raising the necessary funding, we will have to cut back in some expenses. Without sufficient cash flow, the Company may be dormant during the next twelve months, or until such time as necessary funds are raised in the equity securities market.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended February 28, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth certain information regarding sales of equity securities that were either not registered under the Securities Act or not previously included in a Current Report on Form 8-K during the three months ended February 28, 2006:

None.

Item 3. Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on April 7, 2006. Voting at the meeting was conducted by a show of hands, where on a show of hands each shareholder and each proxyholder had one vote. There were 6 shareholders and 3 proxyholders present at the meeting. The description below indicates the number of votes cast for, against or withheld by a show of hands. The shareholders approved the following at the Annual Meeting:
		For	Against	Abstain
1.	To set the number of directors of the Company at six (6)	9	0	0

2.	To elect a Board of Directors to hold office until the next annual meeting or until their successors are elected and qualified:
		For	Withheld
	Antonia Bold-de-Haughton	9	0
	Kulvinder Matharu	9	0
	Honorable Joseph Rugumyamheto	9	0
	Gurpreet Singh Sangha	9	0
	Harpreet Singh Sangha	9	0
	Laurence Stephenson	1	8
	Honorable Daniel Yona	9	0
		For	Against	Abstain
3.	Ratification of the appointment of Manning Elliott as our independent auditors.	9	0	0
4.	Ratification of the repeal of existing bylaws and adoption of new bylaws of the Company	9	0	0

At the Annual Meeting, shareholders made an amendment to section 5.09 Chair of Board Meetings to the Company's Amended and Restated Bylaws, and approved of the Bylaws as amended. The Bylaws as amended by shareholders were attached as an Exhibit to the Company's Form 8-K Current Report dated April 10, 2006.

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
DOUGLAS LAKE MINERALS INC.
Date: April 19, 2006	By: /s/ Harpreet Singh Sangha Harpreet Singh Sangha, President and CEO
Date: April 19, 2006	By: /s/ Antonia Bold-de-Haughton Antonia Bold-de-Haughton, Chief Financial Officer