Form 10QSB/A
period 2006-02-28
Douglas Lake Minerals Inc.
filed 2006-05-10
CIK 1297223

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

Suite 808, 27 Alexander Street, Vancouver, British Columbia, Canada V6A 1B2
Telephone No.: (604) 230-4930
(Address and telephone number of Registrant's principal
executive offices and principal place of business)

Suite 500 - 602 West Hastings, Vancouver, British Columbia, Canada V6B 1B2 (Former address, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ❑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ❑    No ☒ (As of May 4, 2006).

As of May 8, 2006, the Company had 21,380,732 outstanding shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ❑    No ☒

Explanatory Note

This Amendment No. 1 to Douglas Lake Minerals Inc.'s Quarterly Report on Form 10-QSB for the quarter ended February 28, 2006 is being filed to amend "Item 1 Legal Proceedings" of Part II to include an alleged violation of securities law that was inadvertently omitted. This amendment has no impact on the financial statements of the registrant for the quarterly period ended February 28, 2006. Besides the said disclosures, no other changes have been made to the Form 10-QSB for the quarter ended February 28, 2006.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

Alleged Violations of Securities Law

On January 23, 2006, the Pennsylvania Securities Commission ("PSC") issued an inquiry letter to the Company. The inquiry alleged that the Company offered and sold securities to investors without being in compliance with Regulation D and without registration. The PSC notified us that an acceptable course of action was for us to offer the Pennsylvania state residents an opportunity to rescind their investment with us.

On May 4, 2006, the Company sent by courier a rescission offer to two Pennsylvania resident investors who bought shares from the Company in April 2005. The Pennsylvania state statutes give the investor the right to require the Company to repurchase the shares bought at a price of $0.30 per share plus interest at the statutory rate calculated from the date of payment.

The common stock of the Company is traded on the NASD OTC Bulletin Board under the symbol DLKM. The Company common stock closed at $2.50 on May 1, 2006.

Acceptance of the rescission offer must be mailed to the Company within thirty (30) days from receipt of the rescission offer. Acceptance of the rescission offer is not valid unless the shareholder returns the stock certificates to the Company within 45 days of receipt of the rescission offer. If a valid acceptance of the rescission offer is not made within these time periods, any statutory right to require the Company to redeem the shares pursuant to these state statutes will expire.

The Company's only other US investors of the subject private placement were residents of California. The Company does not plan to make a similar rescission offer to the California investors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DOUGLAS LAKE MINERALS INC.
Date: May 10, 2006	By: /s/ Antonia Bold-de-Haughton Antonia Bold-de-Haughton, Chief Financial Officer & Director
Date: May 10, 2006	By: /s/ Gurpreet Singh Sangha Gurpreet S. Sangha, Secretary-Treasurer & Director