Form 10KSB
period 2006-05-31
Douglas Lake Minerals Inc.
filed 2006-09-13
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended May 31, 2006
❑	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 000-50907

DOUGLAS LAKE MINERALS INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0430222 (I.R.S. Employer Identification No.)

Suite 808, 27 Alexander Street, Vancouver, British Columbia V6A 1B2
Telephone No.: (604) 230-4930
(Address and telephone number of Registrant's principal
executive offices and principal place of business)

Securities registered pursuant to Section 12(b) of the Exchange Act:	None
Securities registered pursuant to Section 12(g) of the Exchange Act:	Common Stock (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ❑

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ❑

The Company's revenues during the year ended May 31, 2006 were $nil.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ❑    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed based upon the closing price of the Company's common stock on August 23, 2006 was approximately $12,767,067.

The number of outstanding shares of the registrant's common stock as of August 23, 2006 was: 21,380,732.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes ❑ No ☒

TABLE OF CONTENTS
PART I
Item 1	Business
Item 2	Property
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders

PART II
Item 5	Market for Common Equity and Related Stockholder Matters
Item 6	Management's Discussion and Analysis or Plan of Operation
Item 7	Financial Statements

PART III
Item 8	Changes In and Disagreements with Accountants
Item 8A	Controls and Procedures
Item 8B	Other Information
Item 9	Directors, Executive Officers, Promoters and Control Persons; Section 16(a) Beneficial Ownership Reporting Compliance
Item 10	Executive Compensation
Item 11	Security Ownership of Certain Beneficial Owners and Management
Item 12	Certain Relationships And Related Transactions
Item 13	Exhibits
Item 14	Principal Accountant Fees and Services

PART I

Item 1. Business

General

Douglas Lake Minerals Inc. ("Douglas Lake" or the "Company") was incorporated under the laws of the State of Nevada on January 5, 2004, with principal executive offices located in Vancouver, British Columbia, Canada.

Business Overview

We are a start-up exploration stage company and have not yet started our business operations or generated or realized any revenues from our business operations. In April 2004, we acquired a 100% undivided interest in the PAC claims in British Columbia. The PAC claims consist of two mineral claims covering 1,000 hectares located in the Coast Range mountains in south-west British Columbia in Lillooet Mining Division.

In April 2006, we acquired three prospecting licenses in Tanzania (PL No. 2810/2004 known as "Tabora", PL No. 2683/2004 known as "Ashanti South West", and PL No. 2957/2005 known as "Negero (Green Hills)"), which cover an area of approximately 272.5 square miles (793.8 square kilometers) located in east-central Tanzania.

In July 2006, the remaining two prospecting licenses, PL No. 3117/2005 known as "Morogoro" and PL No. 3118/2005 known as "KM 7", which cover an area of approximately 97.4 square miles (243.6 square kilometers) located in east-central Tanzania, were transferred to us by Atlas Africa Limited. For the five prospecting licenses, we issued 16,000,000 restricted stock, paid KBT $75,000 and paid Atlas Africa Limited $50,000. We have submitted the Transfer Deed to the Tanzanian Commissioner for Minerals Office to transfer title to the two prospecting licenses. We are told that the Minerals Office has not processed the Transfer Deed as the Commissioner for Minerals has not been appointed to fill the position created by the departure of the previous person who occupied this post. Our Tanzanian lawyers tell us that this is a matter of "rubber stamping" the Transfer Deed once the Commissioner is appointed.

The acquisition of the five prospecting licenses is pursuant to asset purchase agreements dated August 4, 2005, as amended, between Douglas Lake and each of KBT Discovery Group Tanzania Ltd., Hydro-Geos Consulting Group Tanzania Limited and Megadeposit Explorers Limited, and a transfer deed dated July 15, 2006, between Douglas Lake and Atlas Africa Limited.

In April 2006, we entered into a Strategic Alliance Agreement with Canaco Resources Inc. ("Canaco"), a Canadian public company. Under the Strategic Alliance Agreement, Canaco is committed to fund and manage the initial technical assessment of any mineral properties acquired by Douglas Lake in Tanzania. Pursuant to the Strategic Alliance Agreement, Canaco paid Douglas Lake $350,000 in July 2006. Canaco also committed to spend up to $2 million over the next two years performing initial technical assessment of the mineral potential of any properties Douglas Lake acquires in Tanzania. In exchange for this commitment, Canaco has the right to earn a 70% interest in any of those properties that meet Canaco's exploration criteria through property specific options.

There is no assurance that a mineral deposit exists on the mineral claims until appropriate geological exploration is done and a final comprehensive evaluation is concluded. There are no mineral reserves on the mineral claim and our proposed exploration program is entirely exploratory in nature.

The Company has been investigating and negotiating to acquire additional prospecting licences in Tanzania, although there can be no guarantee that it will be successful in completing any future acquisitions.

Item 2. Property

Office Space

We currently do not pay any rent for our office space at Suite 808, 27 Alexander Street, Vancouver, British Columbia.

Properties in British Columbia

The PAC claims consist of two mineral claim covering 1,000 hectares (2,471 acres), record numbers 406692 and 406693. Claim title is recorded with the Provincial Ministry of Energy, Mines and Petroleum Resources. The anniversary date for the PAC Claims is November 5, 2006. The PAC claims are currently being held by Laurence Stephenson, our former President and director, as trustee on behalf of Douglas Lake and are in good standing with the BC Ministry of Energy, Mines and Petroleum Resources. Mr. Stephenson signed a Declaration of Trust confirming that Douglas Lake is the beneficial owner of the mineral claim. If Douglas Lake fails to advance their Net Smelter Return Royalty payment of $25,000 per year commencing April 11, 2007, the Company must transfer title back to Nicholson, the vendor. We are presently focusing our attention and expenses on our Tanzanian properties, and we are not continuing with Phase II of our exploration program on the PAC claims.

The Company has shifted its main business focus to the acquisition and exploration of mineral properties based in Tanzania. The Company funds its activities by way of the sale and issuance of its securities to accredited investors. The Company's properties are without a known body of commercial ore, with no established reserves, and the Company's activities to date on such properties have been solely exploratory in nature.

Properties in Tanzania

The Company's five subject prospecting licenses located in Tanzania are held in the names of the following companies and expire as indicated:
Prospecting License	Name Of Holder as recorded with the Commissioner for Minerals Office	Date Granted	Last Renewal Application	Prospecting Licence Expiry Date
Morogoro PL 3117/2005	Atlas Africa Limited (1)	Mar. 29, 2005	n/a	Mar. 28, 2008
Ashanti South West PL 2683/2004	Douglas Lake	Sep. 14, 2004	n/a	Sep. 13, 2006
KM 7 PL 3118/2005	Atlas Africa Limited (1)	Mar. 29, 2005	n/a	Mar. 28, 2008
Tabora PL 2810/2004	Douglas Lake	Oct. 30, 2004	n/a	Oct. 29, 2006
Negero (Green Hills) PL 2957/2005	Douglas Lake	Dec. 21, 2004	n/a	Dec. 20, 2006

(1) We have submitted the Transfer Deed to the Tanzanian Commissioner for Minerals Office to transfer title to the two prospecting licenses. We are waiting to receive confirmation from the Minerals Office that legal title has been transferred.

Morogoro

The property is located approximately 30 kilometres west of the city of Morogoro. The property's north east corner is located at S6o 56.9' E37o 28.6', and extends approximately 26 kilometres to the west and 6 kilometres to the south. Property access is on either side the main Trans-Tanzanian Highway, with secondary and tertiary roads transecting the entire area, facilitating easy access all parts of the property.

ASW (Ashanti South West) Property

The property is located approximately 135 kilometres north of the city of Morogoro. The property's north west corner is located at (A 2683) S5o 54' 52.2" E36o 46' 59.6", it extends approximately 40 kilometres to the east and 6 - 15 kilometres to the south. Access to the property is off the main Morogoro (approximately 100 kilometres to the south east) to Dodoma main paved highway and approximately 35 kilometres along secondary main roads to the property near the village of Kibati. Secondary and tertiary roads transect the whole area of the property enabling access to the total area.

KM 7 Property

The property is located approximately 165 kilometres north of the city of Morogoro. The property's north west corner is located at (A 3118) S5o 39' 52.2" E37o 19' 59.5", it extends approximately 17 kilometres to the east and 9 kilometres to the south. Access to the property is off the main Morogoro (approximately 100 kilometres to the south east) to Dodoma main paved highway and approximately 65 kilometres along secondary main roads to the property north the village of Kibati. Secondary and tertiary roads transect the southern and western portions of the property enabling access to the total area.

Negero (Green Hills) Property

The property is located approximately 150 kilometres north northeast of the city of Morogoro. The property's north west corner is located at (A 2957) S5o 40' 22.2" E37o 43' 59.5", it extends approximately

20 kilometres to the east and 10 kilometres to the south. Access to the property is off the main Morogoro (approximately 45 kilometres to the south of the Handeni Junction) to Dodoma main paved highway and approximately 88 kilometres along the Secondary highway B127 (to Handeni) to the property, which is astride that road) near the village of Negero. Some tertiary roads provide access to most areas of the property.

Tabora

The property's north west corner is located at (A 2810) S04o 44' 40" E32o 47' 10", it extends approximately 22 kilometres to the east and 12 kilometres to the south for a total area of approximately 264 square kilometres. Access to the property is via 35 kilometres of secondary roads north from the town of Tabora which 350 kilometres by all weather road south of the city of Mwanza.

Title

The Company has purchased outright 100% of the mineral concession rights for its Tanzanian properties.

History

No prior exploration has been completed on the properties. There is evidence of recent alluvial workings but no records are available.

Current Condition

The ASW and Kilometre 7 Properties are in a primary condition. Other than some initial geological prospecting by the Company's former president no other work has been completed by the Company. An initial work program of grid establishment, followed by geochemical soil sampling, geophysical surveying by magnetics and geological mapping is planned to commence in the first quarter of 2006. The property is without any known reserves and the proposed exploration program is exploratory in nature.

The Negero (Green Hills) Property is in a primary condition. Some initial geological prospecting by the Company's former president has been completed by the Company and a preliminary magnetometer survey on wide spaced lines has been initiated. A further work program of continued grid establishment, followed by detailed geochemical soil sampling, geophysical surveying by magnetics and geological mapping is planned to commence in the first quarter of 2006.The property is without any known reserves and the proposed exploration program is exploratory in nature.

Age et al.

No modern equipment or improvements exist or have been made on the property. Power to the properties will have to be supplied by generators as there is no power grid to this region.

Geology

The properties are underlain by rocks that have been classified as Proterozoic gneisses.

The main geology is part of the Usagaran System of rocks of Tanzania. This system of felsic gneisses is highly metamorphosed and includes some marble units. It is delineated as part of the West mobile belt of Africa which surrounds the African Craton (Tanzania Craton).

An east west structure has been proposed as the main ground preparation for the region and its related gold mineralization. Due to the minimal to non-existent exploration in the area, no geological model or theory has been developed, however the Pogo model of quartz lodes in Alaskan gneisses has been suggested. Suffice to say that at this stage infinite exponentially, more gold dollars have been mined and recovered from placer and hard rock by local artesian miners then has been exploration dollars have been expended on exploration.

Gold is the main commodity sought.

Exploration Activities

All of the properties in which the Company holds an interest are in the exploration stage only. Mineral exploration and development involves a high degree of risk and few properties, which are explored, are ultimately developed into producing mines. There is no assurance that the Company's mineral exploration activities will result in any discoveries of commercial bodies of ore. The long-term profitability of the Company's operations will be directly related to the cost and success of its exploration programs, which may be affected by a number of factors beyond the control of the Company.

The Company's exploration activities are focused on the exploration of existing mineral properties and identification of new mineral properties both at existing sites and at undeveloped sites. Once a potential mineral property has been discovered, exploration is extended and intensified in order to enable clearer definition of the mineral and the potential portions to be mined. Geological techniques are constantly refined to improve the economic viability of prospecting and mining activities.

Pursuant to the Strategic Alliance Agreement, Canaco is performing initial technical assessment of the mineral potential of our mineral properties.

Principle among the properties is the Morogoro prospect. The Morogoro property has been the subject of a series of recent surface, bedrock gold discoveries made by local prospectors within the last eighteen months. These discoveries of high-grade, flat lying gold bearing veins occur along a northwesterly mineralized trend that extends for over 2.2 kilometres on the property.

Gold mineralization at Morogoro occurs in the form of multiple narrow (10cm to 50cm) quartz veinlets and/or silicified zones containing fine visible gold. Initial samples (5) from individual mineralized intervals from the active workings returned values ranging from 7.41 to 177.50 grams gold per tonne, and ore delivered by local miners for processing averaged 25.20 grams gold per tonne. A sample of the tailings produced by the artisanal mining process assayed 3.39 grams per tonne.

Exploration

The Company's newly acquired exploration properties are all located in the United Republic of Tanzania, Africa. The government of Tanzania is a stable, multi-party democracy. Mineral exploration in Tanzania is affected by local climatic, political, and economic conditions. The Company's properties have year round access, although seasonal winter rains from December to March may result in flooding in low lying areas, which are dominated by mbuga (black organic rich laustrine flood soils). Further, most lowland areas are under active cultivation for corn, rice, beans and mixed crops by subsistence farmers. As a result, the area has been deforested by local agricultural practices for many years. The seasonal rains and deforested areas can create a muddy bog in some areas, which can make access more difficult, and could impede or even prevent the transport of heavy equipment to the Company's mineral properties at certain times of the year between December to March.

Competition

The mining industry is highly competitive. Competitors include well-capitalized mining companies, independent mining companies and other companies having financial and other resources far greater than those of Douglas Lake. The Company competes with other mining companies in connection with the acquisition of gold and other precious metal properties. In general, properties with a higher grade of recoverable mineral and/or which are more readily mineable afford the owners a competitive advantage in that the cost of production of the final mineral product is lower. Thus, a degree of competition exists between those engaged in the mining industries to acquire the most valuable properties. As a result, the Company may eventually be unable to acquire attractive gold mining properties.

Dependence on Customers and Suppliers

The Company is not dependent upon a single or few customers or supplier for revenues or its operations.

Governmental Regulations

The Company's mineral interests in Tanzania are held under prospecting licenses granted pursuant to the Mining Act, 1998 (Tanzania) for initial periods of three years and the prospecting licence reconnaissance have been issued for initial periods of two years, and are renewable in two successive periods of two years only. We must pay annual rental fees for our prospecting licenses based on the total area of the license measured in square kilometres, multiplied by US$20.00 per sq. km. There is also an initial one-time "preparation fee" of US$200.00 per license. Upon renewal, we pay a fee of US$200.00 per license. Renewals of our prospecting licenses can take many months and even years to process by the regulatory authority in Tanzania.

All prospecting licenses in Tanzania require the holder to expend funds in the employment and training of Tanzanian personnel, which expenditures typically amount to US$5,000 per year, and in exploration expenditures, which are set out in the Mining Act, 1998 (Tanzania). At each renewal, at least 50% of our licensed area must be relinquished. If the Company wishes to keep the relinquished one-half portion, it must file a new application for the relinquished portion.

The geographical area covered by a prospecting licence ("PL") may contain one or more previously granted primary mining licences (individually, a "PML"). A PML is a mining licence granted only to a Tanzanian citizen consisting of an area of approximately 8 hectares. Once a PL is granted, no additional PMLs can be granted within the geographical area covered by the PL. The PL is subject to the rights of previously granted and existing PMLs. The holder of a PL will have to work around the geographical area of the PML unless the PL holder acquires the PML and any rights to the land covered by the PML.

We must hold a mining license to carry on mining activities, and a mining license will only be granted to the holder of a prospecting license over the area. A mining license is granted for a period of 25 years or the life of the mine. It is renewable for a period not exceeding 15 years. We do not hold any mining licenses, only prospecting licenses. Prospecting and mining license holders must submit regular reports in accordance with mining regulations. Upon commercial production, the government of Tanzania imposes a royalty on the gross value of all production at the rate of 3% of all gold produced. The applicable regulatory body in Tanzania is the Ministry of Energy and Minerals.

In July 1999, environmental management and protection regulations under the Mining Act, 1998 (Tanzania) came into force. An environmental impact statement and an environmental management plan must accompany special mining license, mining license and gemstone mining license applications for mineral rights. In addition to the establishment of environmental regulations, the Tanzanian Government has improved management procedures for effective monitoring and enforcement of these regulations by strengthening the institutional capacity, especially in the field offices. The Government has provided rules for the creation of reclamation funds to reinstate land to alternative uses after mining and it has developed guidelines for mining in restricted areas, such as forest reserves, national parks, sources of water and other designated areas. These regulations have not had any material adverse effect on the Company's operations, which are exploration in nature at this time.

Risk Factors

In addition to other information presented in this Annual Report, the following should be considered carefully in evaluating our Company and its business, and before deciding to invest in our common stock. This Annual Report contains forward-looking statements that involve risk and uncertainties. Our

Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and elsewhere in this Annual Report. Management has identified the following risk factors, listed in the view of management in order from most significant to least significant:

Risks Associated with our Company:

1. We are a recently organized business and you cannot evaluate the investment merits of our Company because we have no operating history

Our Company is only recently organized with no operating history which makes it difficult to evaluate the investment merits of our Company. We are a start-up company, we have no operating history and we do not have any business prior to our organization. As of May 31, 2006, we incurred losses since inception of $6,227,359.

2. Alleged Violations of Securities Law

On January 23, 2006, the Pennsylvania Securities Commission ("PSC") issued an inquiry letter to the Company. The inquiry alleged that the Company offered and sold securities to investors without being in compliance with Regulation D and without registration. The PSC notified us that an acceptable course of action was for us to offer the Pennsylvania state residents an opportunity to rescind their investment with us. While the Pennsylvania state residents have rejected our offer to repurchase their shares, we do not plan to make the same offer to our other US investors, residents of California, and the British Columbia resident investors. The offering consisted of a total of 38 investors, 35 of which are residents of British Columbia and the total amount of money paid to us to acquire common stock during this offering was $397,000. If any investors invoked their rescission right or if any securities commission requires us to offer a right of rescission to the rest of the investors, we may have to refund up to $388,600. As of May 31, 2006, we have cash of $2,115 in our bank account. If we don't have sufficient cash to refund the money at that time, we will have to obtain additional financing, otherwise we will not be able to continue our operations.

3. We may not be able to continue as a going concern if we do not obtain additional financing

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

4. We rely on consultants and engineers to fund and perform our exploration program

We rely on Canaco Resources Inc., our joint venture partner, to perform initial technical assessments of the mineral potential of our present five Tanzanian properties. Although Canaco has committed to spend up to $2 million over the next two years performing initial technical assessment of the mineral potential of our properties, substantial expenditures are required to construct mines, to develop the exploration infrastructure at any suite chosen for exploration, to establish ore reserves through drilling, to carry out environmental and social impact assessments, and to develop metallurgical processes to extract the metal from the ore. We may not be able to discover minerals in sufficient quantities to justify commercial operation, and we may not be able to obtain funds required for exploration on a timely basis.

5. We have incurred net losses since our inception and expect losses to continue.

We have not been profitable since our inception. For the fiscal year ended May 31, 2006, we had a net loss of $5,760,395 and an accumulated deficit on May 31, 2006 of $6,227,359. We have not generated revenues from operations during fiscal year 2006 and do not expect to generate revenues from operations until one or more of our properties are placed in production. There is a risk that none of our properties will be placed in production, and that the Company's operations will not be profitable in the future.

6. Our exploration activities are highly speculative and involve substantial risks.

All of our mineral properties are in the exploration stage and no proven mineral reserves have been established. Our exploration work may not result in the discovery of mineable deposits of ore in a commercially economical manner. There may be limited availability of water, which is essential to mining operations, and interruptions may be caused by adverse weather conditions. Our operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air quality standards, pollution and other environmental protection controls. Our exploration activities are subject to substantial hazards, some of which are not insurable or may not be insured for economic reasons.

7. We cannot accurately predict whether commercial quantities of ores will be established.

Whether an ore body will be commercially viable depends on a number of factors beyond our control, including the particular attributes of the deposit such as size, grade and proximity to infrastructure, as well as mineral prices and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. We cannot accurately predict the exact effect of these factors, but the combination of these factors may result in a mineral deposit being unprofitable. We have no mineral producing properties at this time. We have not defined or delineated any proven or probable reserves or resources on any of our properties.

8. We may not be able to establish the presence of minerals on a commercially viable basis.

Our ability to generate revenues and profits is expected to occur through exploration of our existing properties as well as through acquisitions of interests in new properties. We will need to incur substantial expenditures in an attempt to establish the economic feasibility of mining operations by identifying mineral deposits and establishing ore reserves through drilling and other techniques, developing metallurgical processes to extract metals from ore, designing facilities and planning mining operations. The economic feasibility of a project depends on numerous factors beyond our control, including the cost of mining and production facilities required to extract the desired minerals, the total mineral deposits that can be mined using a given facility, the proximity of the mineral deposits to a user of the minerals, and the market price of the minerals at the time of sale. Our existing or future exploration programs or acquisitions may not result in the identification of deposits that can be mined profitably.

9. Our competition is intense in all phases of our business.

Douglas Lake competes with many companies possessing greater financial resources and technical facilities than itself for the acquisition of mineral interests, as well as for the recruitment and retention of qualified employees.

10. Our exploration activities are subject to various federal, state and local laws and regulations.

Laws and regulation govern the development, mining, production, importing and exporting of minerals; taxes; labor standards; occupational health; waste disposal; protection of the environment; mine safety; toxic substances; and other matters. We require licenses and permits to conduct exploration and mining operations. Amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation thereof could have a substantial adverse impact on our Company. Applicable laws and regulations will require our Company to make certain capital and operating expenditures to initiate new operations. Under certain circumstances, we may be required to close an operation once it is started until a particular problem is remedied or to undertake other remedial actions.

11. We have uninsurable risks.

We may be subject to unforeseen hazards such as unusual or unexpected formations and other conditions. The Company may become subject to liability for pollution, cave-ins or hazards against which it cannot insure or against which it may elect not to insure. The payment of such liabilities may have a material, adverse effect on the Company's financial position.

12. We depend on key management personnel.

The success of the operations and activities of the Company is dependent to a significant extent on the efforts and abilities of its management including Harpreet Sangha, President and Chief Executive Officer, Hon. Joseph Rugumyamheto, Chairman, and, Antonia Bold-de-Haughton, Chief Financial Officer. Investors must be willing to rely to a significant extent on their discretion and judgment. We do not have employment contracts with, and we do not maintain key-man life insurance on, our President and Chief Executive Officer, Chairman or Chief Financial Officer.

13. We are subject to the volatility of metal and mineral prices.

The economics of developing metal and mineral properties are affected by many factors beyond our control including, without limitation, the cost of operations, variations in the grade ore or resource mined, and the price of such resources. The market prices of the metals for which we are exploring are highly speculative and volatile. Depending on the price of gold or other resources, we may determine that it is impractical to commence or continue commercial production. The price of gold has fluctuated widely in recent years. The price of gold and other metals and minerals may not remain stable, and such prices may not be at levels that will make it feasible to continue our Company's exploration activities, or commence or continue commercial production.

14. Our business activities are conducted in Tanzania.

Our mineral exploration activities in Tanzania may be affected in varying degrees by political stability and government regulations relating to the mining industry and foreign investment in that country. The government of Tanzania may institute regulatory policies that adversely affect the exploration and development (if any) of our Company's properties. Any changes in regulations or shifts in political conditions in this country are beyond the control of our Company and may adversely affect our business. Investors should assess the political and regulatory risks related to our Company's foreign country investments. Our operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, foreign exchange controls, income taxes, expropriation of property, environmental legislation and mine safety.

15. We may not have clear title to our properties.

Acquisition of title to mineral properties is a very detailed and time-consuming process, and our Company's title to its properties may be affected by prior unregistered agreements or transfers, or undetected defects. A couple of our prospecting licenses are currently subject to renewal by the Ministry of Energy and Minerals of Tanzania. In result, there is a risk that we may not have clear title to all our mineral property interests, or they may be subject to challenge or impugned in the future.

16. Other Mining Licences

Tanzanians may have registered the right to mine in small areas located within a prospecting license, such rights are evidenced by a mining license. The Company is attempting to identify the number of and the precise location of mining licenses registered amongst its prospecting licenses and will provide a news release once identified. There can be no guarantee that the Company will be successful in negotiating with mining license owners, if any, to acquire their rights if the Company determines that it needs their permission to drill or mine on the land covered by such mining licenses.

17. We have requirements for and there is an uncertainty of access to additional capital.

At May 31, 2006, the Company had cash of $2,155 and a working capital deficit of $270,309. The Company will continue to incur exploration costs to fund its plan of operations and intends to fund its plan of operations from working capital and equity subscriptions. Ultimately, the Company's ability to continue its exploration activities depends in part on the Company's ability to commence operations and generate revenues or to obtain financing through joint ventures, debt financing, equity financing, production sharing agreements or some combination of these or other means.

18. We have no cash flow from operations and depend on equity financing for our operations.

The Company's current operations do not generate any cash flow. Any work on the Company's properties may require additional equity financing. If the Company seeks funding from existing or new joint venture partners, its project interests will be diluted. If the Company seeks additional equity financing, the issuance of additional shares will dilute the current interests of the Company's current shareholders. We may not be able to obtain additional funding to allow the Company to fulfill its obligations on existing exploration properties. Our failure to obtain such additional financing could result in delay or indefinite postponement of further exploration and the possible partial or total loss of the Company's potential interest in certain properties or dilution of the Company's interest in certain properties.

19. Our directors and officers shall be indemnified for any monies they pay in settlement of actions performed while a director or officer. This may hurt our profitability.

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

20. Penny stock rules may make it more difficult to trade the Company's common shares.

The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price, as defined, less than US$5.00 per share or an exercise price of less than US$5.00 per share, subject to certain exceptions. Our securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors such as, institutions with assets in excess of US$5,000,000 or an individual with net worth in excess of US$1,000,000 or annual income exceeding US$200,000 or US$300,000 jointly with his or her spouse. For transactions covered by this rule, the broker-dealers must make a special suitability determination for the purchase and receive the purchaser's written agreement of the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also affect the ability of our investors to sell their shares in the secondary market.

21. If we are unable to extend the expiration date for our British Columbian mineral claim, we will lose our mineral interest.

The PAC claims expire on November 5, 2006. If we are unable to extend the expiration date, we will lose our mineral claim. In order to renew our mineral claim and keep it in good standing, we have to pay approximately US$6,400 (Cad$8,800) to the Mineral Titles Branch or instead, complete and file an assessment report detailing the equivalent of US$6,400 in work on the claim for each year prior to the expiry date.

22. Title to our mineral property is registered in the name of our former President and he may transfer title to third parties without our knowledge.

Under British Columbia mining law, a foreign corporation cannot hold a British Columbia mining claim. To avoid the costs of creating a British Columbia wholly-owned subsidiary to hold title, we decided to register the property in the name of our former President, Laurence Stephenson. Mr. Stephenson may convey title to the PAC claims to third parties without our knowledge and if the Deed of Transfer is recorded before we can register our documents, that third party will have superior title and we will have no title interest. If this occurs, we will lose our only asset and we will not be able to execute our business plan. Our only remedy would be to seek damages from Mr. Stephenson and as he is no longer our President, he may not owe us any fiduciary duty and we may not be compensated.

23. If we do not pay advance royalties to the vendor of the PAC claims, we will lose our mineral property.

Under the Property Acquisition Agreement, we are required to pay Nicholson US$25,000 per year as advance royalties commencing April 11, 2007. If we fail to pay these advance royalties by April 11, 2007, we will have to transfer ownership of the PAC claims back to Nicholson.

24. As we will be subject to compliance with government regulation which may change, the anticipated costs of our exploration program may increase.

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

25. As the Province of British Columbia owns the land covered by our mineral claims and native land claims might affect our title to the mineral claims or to British Columbia's title to the property, our business plan may fail.

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

Item 3. Legal Proceedings

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

The Company has received rejection of rescission offer from the two Pennsylvania resident investors.

The Company's only other US investors of the subject private placement were residents of California. The Company does not plan to make a similar rescission offer to the California investors.

The offering, for which the aforementioned residents of Pennsylvania and California were part of, consists of a total of 38 subscribers, 35 of which are residents of British Columbia and the total amount of money paid to us to acquire common stock during this offering was $397,000. The Company does not plan to make a rescission offer to the British Columbia residents.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is traded on the NASD OTC Bulletin Board under the symbol DLKM. The following table sets forth for the periods indicated the high and low bid price per share of our common stock. Quotations commenced on the OTC Bulletin Board on March 23, 2005. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:
Quarter Ended	High	Low
May 31, 2005	$1.06	$0.95
August 31, 2005	$0.53	$0.53
November 30, 2005	$1.00	$0.90
February 28, 2006	$3.45	$3.25
May 31, 2006	$2.40	$2.15

We have approximately 99 registered shareholders of record as of August 23, 2006.

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Securities authorized for issuance under equity compensation plans

None.

Recent Sales of Unregistered Securities

The following sets forth certain information regarding sales of equity securities that were either not registered under the Securities Act or not previously included in a Current Report on Form 8-K during the fiscal year ended May 31, 2006:

None.

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

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate by issuance of additional equity shares. We have sufficient funds to meet our obligations for the short term. However, we will require additional financing in order to meet all of our anticipated operating expenses and for any new exploration projects.

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

In April 2006, we acquired three prospecting licenses in Tanzania (PL No. 2810/2004 known as "Tabora", PL No. 2683/2004 known as "Ashanti South West", and PL No. 2957/2005 known as "Negero (Green Hills)"), which cover an area of approximately 272.5 square miles (793.8 square kilometers) located in east-central Tanzania.

In July 2006, the remaining two prospecting licenses, PL No. 3117/2005 known as "Morogoro" and PL No. 3118/2005 known as "KM 7", which cover an area of approximately 97.4 square miles (243.6 square kilometers) located in east-central Tanzania, were transferred to us by Atlas Africa Limited. For the five prospecting licenses, we issued 16,000,000 restricted stock, paid KBT $75,000 and paid Atlas Africa Limited $50,000. We have submitted the Transfer Deed to the Tanzanian Commissioner for Minerals Office to transfer title to the two prospecting licenses. We are waiting to receive confirmation from the Minerals Office that legal title has been transferred.

The acquisition of the five prospecting licenses is pursuant to asset purchase agreements dated August 4, 2005, as amended, between Douglas Lake and each of KBT Discovery Group Tanzania Ltd., Hydro-Geos Consulting Group Tanzania Limited and Megadeposit Explorers Limited, and a transfer deed dated July 15, 2006, between Douglas Lake and Atlas Africa Limited.

In April 2006, we entered into a Strategic Alliance Agreement with Canaco Resources Inc. ("Canaco"), a Canadian public company. Under the Strategic Alliance Agreement, Canaco is committed to fund and manage the initial technical assessment of any mineral properties acquired by Douglas Lake in Tanzania. Pursuant to the Strategic Alliance Agreement, Canaco paid us $350,000 in August 2006. Canaco has also committed to spend up to $2 million over the next two years performing initial technical assessment of the mineral potential of any properties Douglas Lake acquires in Tanzania. In exchange for this commitment, Canaco has the right to earn a 70% interest in any of those properties which meet Canaco's exploration criteria through property specific options.

Plan of Operations

We are focusing our attention and expenses on our Tanzanian properties, and we are not proceeding with Phase II of our exploration program on the PAC claims. Canaco, our joint venture partner, has committed to spend up to $2 million over the next two years performing initial technical assessment of the mineral potential of our properties in Tanzania. In exchange for this commitment, Canaco has the right to earn a 70% interest in any of those properties which meet Canaco's exploration criteria through property specific options.

As of May 31, 2006 we had cash on hand of $2,115. We require at least $85,000 for our administrative operations for the next 12 months. The Company hopes to raise sufficient funding from the sale of our common stock to fund our operations for the next 12 months. If we are not successful in raising the necessary funding, we will not be able to continue our operations.

We are currently seeking opportunities to acquire other mineral exploration properties which, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities.

Results of Operations for the year ended May 31, 2006

We did not earn any revenues during the year ending May 31, 2006. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will commence exploration of mineral resources on our properties, or if we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the year ended May 31, 2006, we incurred operating expenses, and a loss, in the amount of $5,760,395. The majority of our expenses were $5,270,000 for the impairment of mineral property costs, $29,918 for mineral exploration costs, $206,848 for consulting fees incurred by the Company in the process of exploration of mineral properties, $44,889 for travel incurred by our directors and consultants, $123,053 for professional fees and $50,350 for managerial fees.

Liquidity and Capital Resources

We had cash of $2,115 as of May 31, 2006, compared with $201,600 as of May 31, 2005. The decrease in cash position of $199,485 is due to $59,934 raised from the issuance of 196,666 common shares in October 2005, net offering costs of $2,974 and $256,445 was used to fund our operating activities for the year ended May 31, 2006.

We anticipate that we will incur for the next 12 months:
(1)	$185,000 for Exploration Programs;
(2)	$150,000 for Management and Consulting Expenses; and
(3)	$85,000 Administration and Operating

We do not have enough funds as of May 31, 2006, to cover our anticipated expenses, we have not generated revenues and do not expect to generate revenue in the next 12 months. The Company hopes to raise sufficient funding from the sale of our common stock to fund our operations for the next 12 months. If we are not successful in raising the necessary funding, we will have to cut back in some expenses. Without sufficient cash flow, the Company may be dormant during the next twelve months, or until such time as necessary funds are raised in the equity securities market.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Item 7. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
of Douglas Lake Minerals, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Douglas Lake Minerals, Inc. (An Exploration Stage Company) as of May 31, 2006 and 2005 and the related statements of operations, stockholder's equity (deficit) and cash flows for the years then ended and the period from January 5, 2004 (Date of Inception) to May 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Douglas Lake Minerals, Inc. (An Exploration Stage Company), as of May 31, 2006 and 2005 and the related statements of operations, stockholder's equity (deficit) and cash flows for the years then ended and accumulated for the period from January 5, 2004 (Date of Inception) to May 31, 2006, in conformity with generally accepted accounting principles used in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency and has accumulated losses from operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

August 13. 2006

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	May 31, 2006 $	May 31, 2005 $
ASSETS		
Current Assets		
Cash	2,115	201,600
Total Current Assets	2,115	201,600
Property and Equipment (Note 3)	333	733
Mineral Property (Note 5)	350,000	–
Total Assets	352,448	202,333
LIABILITIES AND STOCKHOLDERS' EQUITY		
Current Liabilities		
Accounts payable	90,666	30,374
Accrued liabilities	–	8,500
Due to related parties (Note 4)	181,758	–
Total Liabilities	272,424	38,874
Commitments and Contingencies (Notes 1, 4 and 7)		
Stockholders' Equity		
Common Stock Authorized: 100,000,000 shares, $0.001 par value Issued and outstanding: 21,380,732 and 4,058,400 shares, respectively	21,381	4,058
Additional Paid-in Capital	6,280,002	283,599
Common Stock Subscribed (Note 6)	–	336,766
Donated Capital (Note 4 (a))	6,000	6,000
Deficit Accumulated During the Exploration Stage	(6,227,359)	(466,964)
Total Stockholders' Equity	80,024	163,459
Total Liabilities and Stockholders' Equity	352,448	202,333

(The accompanying notes are an integral part of these financial statements)

F-2

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

1. Nature of Operations and Continuance of Business

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at May 31, 2006, the Company has accumulated losses of $6,227,359 since inception, and a working capital deficiency of $270,309. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d) Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

g) Mineral Property Costs

The Company has been in the exploration stage since its inception on January 5, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets". The Company assesses the carrying costs for impairment under SFAS 144,
 "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

h) Financial Instruments

The fair values of financial instruments including cash, accounts payable, accrued liabilities, and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

k) Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25
 "Accounting for Stock Issued to Employees" using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company's employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R
 "Share Based Payments", using the modified retrospective transition method. The Company did not have any unvested stock options or share based payments as of January 1, 2006. Accordingly, there was no effect on the Company's reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

Douglas Lake Minerals, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

2. Summary of Significant Accounting Policies (continued)

l) Recent Accounting Pronouncements

The FASB has also issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments" and SFAS No. 156
 "Accounting for Servicing of Financial Assets", but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company's operations and financial position have not been disclosed.

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections
 - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

3. Property and Equipment

Douglas Lake Minerals, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

4. Related Party Transactions

a) During the year ended May 31, 2005, the Company recognized a total of $3,500 for donated services. In January 2005, the Company entered into a twelve month agreement to pay the former President of the Company $5,000 per month ($60,000 per year) for management fees. During the year ended May 31, 2006, the Company incurred $50,350 in management fees provided by the former President of the Company. As at May 31, 2006, the Company owed the former President of the Company $47,788, comprised of $35,350 in management fees, $7,500 in rent expense and $4,938 in travel expenses.

b) During the year ended May 31, 2006, the Company incurred a total of $74,538 (2005 - $NIL) in consulting fees to other directors and officers and owed to these directors and officers $58,970 (2005 - $2,678), comprised of $37,188 in consulting expense and $21,782 for expenses paid on behalf of the Company.

c) In January 2005, the Company entered into an agreement with a consultant for the provision of consulting services for a period of two years to pay him $10,000 per month ($120,000 per year) ending on January 1, 2007. This consultant became the Company's Chairman of the Board of Directors effective April 7, 2006. During the year ended May 31, 2006, the Company incurred $120,000 (2005 - $53,750) to this individual. As at May 31, 2006, the Company owed $75,000 (2005 - $nil) to the Chairman of the Board of Directors.

5. Mineral Properties

Squamish, BC, Canada

The Company entered into an Agreement dated April 11, 2004 to acquire a 100% interest in two mineral claims located near Squamish, British Columbia, Canada, in consideration for a cash payment of $7,500. The claims are subject to a 2.5% net smelter returns royalty and a 7.5% gross rock royalty. Advance royalty payments of $25,000 are due each year commencing April 17, 2007. During the year ended May 31, 2006, the Company incurred $15,549 towards mineral exploration costs related to these two mineral claims.

Tanzania, Africa

a) On August 4, 2005, the Company entered into an Asset Purchase Agreement (the "KBT Agreement") with KBT Discovery Group Tanzania Ltd. ("KBT") to acquire three Prospecting Licenses, which cover an area of approximately 621 square kilometres in Tanzania, for an aggregate purchase price of $75,000 and 2,800,000 restricted shares of common stock. On November 10, 2005, the Company entered into an Amendment Agreement in which the number of shares to be issued was increased to 5,600,000 restricted shares of common stock. During the year ended May 31, 2006, the Company completed its due diligence and closed the agreement. At the first closing, Prospecting Licence No. 2810/2004, known as "Tabora", was transferred to the Company's name and the Company issued 5,600,000 restricted shares of common stock to KBT. The Prospecting Licence No. 3117/2005, known as "Morogoro", and Prospecting Licence No. 3118/2005, known as "KM 7", were in the name of Atlas Africa Limited ("Atlas"), a Tanzanian company. KBT had entered into an agreement with Atlas which gave KBT the right to prospect minerals under the Morogoro and KM 7 Prospecting Licenses and an option to enter into a joint venture with Atlas to prospect and mine minerals under the Morogoro and KM 7 Prospecting Licenses. Within 120 days after the first closing, KBT will cause Atlas to terminate the joint venture agreements and transfer the Morogoro and KM 7 Prospecting Licenses to the Company's name and the Company will pay KBT $25,000 (the second closing). Within 6 months after paying the $25,000, the Company will pay KBT the balance of the purchase price of $50,000.

b) On August 4, 2005, the Company entered into an Asset Purchase Agreement (the "HG Agreement") with Hydro-Geos Consulting Group Tanzania Limited ("HG") to acquire Prospecting License No. 2683/2004 known as "Ashanti South East", which covers an area of approximately 210 square kilometres in Tanzania, for an aggregate purchase price of 2,600,000 restricted shares of common stock. On November 10, 2005, the Company entered into an Amendment Agreement in which the number of shares to be issued was increased to 5,200,000 restricted shares of common stock. During the year ended May 31, 2006, the Company completed its due diligence and closed the agreement. At closing, Prospecting License Ashanti South East was transferred to the Company's name and the Company issued 5,200,000 restricted shares of common stock to HG.

c) On August 4, 2005, the Company entered into an Asset Purchase Agreement (the "Megadeposit Agreement") with Megadeposit Explorers Limited ("Megadeposit") to acquire Prospecting Licence Renewal No. 2957/2005 known as "Green Hills South East", which covers an area of approximately 207 square kilometres in Tanzania, for an aggregate purchase price of 2,600,000 restricted shares of common stock. On November 10, 2005, the Company entered into an Amendment Agreement in which the number of shares to be issued was increased to 5,200,000 restricted shares of common stock. During the year ended May 31, 2006, the Company completed its due diligence and closed the agreement. At closing, Prospecting License Green Hills South East was transferred to the Company's name and the Company issued 5,200,000 restricted shares of common stock to Megadeposit.

Douglas Lake Minerals, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

5. Mineral Properties (continued)

Tanzania, Africa (continued)

The Company incurred $14,369 in travel and other costs related to directors' trip to Tanzania to complete due diligence on the Tanzania properties. On April 26, 2006, the Company issued 16,000,000 restricted shares of common stock upon completion of due diligence related to the three agreements described above. The Company valued the shares using the guidance in SFAS 123R "Share Based Payments" and EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Accordingly, the issuance of the 16,000,000 restricted shares of common stock was valued at $5,620,000 using the closing price of the common stock on the measurement dates and applying a discount of 50% to account for the trading restriction condition. The acquisition has been accounted for as an asset purchase in accordance with EITF 98-3 "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business", as the prospecting licenses acquired are in the early stages of exploration and have no known reserves.

On April 27, 2006, the Company entered into a Strategic Alliance Agreement with Canaco Resources Inc. ("Canaco"), a Canadian public company. Under the terms of the agreement, Canaco will pay $350,000 to the Company (received subsequently), and provide technical management and fund the initial assessment of each of the prospects in Tanzania, in order to earn up to a 70% undivided interest in the prospects.

During the year ended May 31, 2006, the Company recognized an impairment loss of $5,270,000 as there are no proven or probable reserves on any of the Tanzania properties, leaving a carrying value of $350,000 being equal to the proceeds subsequently received from Canaco.

6. Common Stock

a) On April 26, 2006, the Company issued 16,000,000 shares of common stock at a fair value of $5,620,000 for the acquisition of mineral properties. See Note 5.

b) In April 2005, the Company accepted stock subscriptions ("subscription") for 1,322,332 shares of common stock at $0.30 per share and received cash proceeds of $336,766. During the year ended May 31, 2006, the Company received the remaining proceeds related to this subscription. The shares were issued on October 17, 2005.

c) On January 13, 2005 the Company issued 945,400 shares of common stock at a price of $0.25 per share for cash proceeds of $236,350, less offering costs of $7,188.

d) In June 2004, the Company issued 22,000 shares of common stock at a price of $0.01 per share for cash proceeds of $220.

e) On March 16, 2004 the Company issued 41,000 shares of common stock at a price of $0.25 per share for cash proceeds of $9,025 after payment of a $1,225 finder's fee.

f) On March 1, 2004 the Company issued 1,050,000 shares of common stock at a price of $0.05 per share for cash proceeds of $47,250 after payment of a $5,250 finder's fee to a director of the Company.

g) On January 5, 2004 the Company issued 2,000,000 shares of common stock at a price of $0.001 per share for cash proceeds of $2,000.

Douglas Lake Minerals, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

7. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $722,200, which commence expiring in 2025. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended May 31, 2006 and 2005, the valuation allowance established against the deferred tax assets increased by $171,500 and $69,290 respectively.

The components of the net deferred tax asset at May 31, 2006 and 2005 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

Item 8.  Changes In and Disagreements with Accountants

None.

Item 8A.  Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the year ended May 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 8B.  Other Information

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Section 16(a) Beneficial Ownership Reporting Compliance

Officers and Directors

The Company's present officers and directors are as follows.

Name of Director

Age

Positions

Antonia Bold-de-Haughton (1)

45

CFO and Director

Kulvinder Matharu

41

Director

Honorable Joseph Rugumyamheto (1)

59

Chairman of the Board of Directors

Gurpreet S. Sangha (1)

41

Secretary-Treasurer and Director

Harpreet S. Sangha

42

President, CEO and Director

Footnote (1):  Member of Audit Committee

Each director holds office until the stockholders duly elect his or her successor.  Executive officers serve at the pleasure of the Board of Directors.

The following sets forth certain information concerning the past and present principal occupations of the Company's officers and directors.

Antonia Bold-de-Haughton has been our director and CFO since April 2006.  Ms. Haughton has 16 years of experience in finance, strategic corporate management and governance. She has held directorships in private and public companies, has sat on advisory boards and is a practicing Arbitrator. Ms. Haughton was educated at Oxford University, England.

Kulvinder Matharu has been our director since April 2006. Mr. Matharu was appointed our Vice President of African Affairs from January to April, 2006, and Chairman of the Board of Directors from April to August 11, 2006. Mr. Matharu graduated from the University of Manitoba in 1991 with a Bachelors degree in Science. For the past 5 years, Mr. Matharu was employed by KBT Discovery Group Tanzania Limited, of Tanzania, a company engaged in the business of concession acquisition and infra structure development, in the position of V.P. Business Development. Prior to which Kulvinder Matharu worked for Minnetonka Brands a division of Colgate Palmolive where he managed the forecasting and business development departments.

Honorable Joseph Rugumyamheto has been our director since April 2006, and as of August 11, 2006, Chairman of the Board of Directors. Hon. Rugumyamheto retired in January 2006 after 30 years of public service. For the past five years, Hon. Rugumyamheto has been the Permanent Secretary in the President's Office of Tanzania, reporting directly to the President of Tanzania. Hon. Rugumyamheto graduated from Ivy League schools in the US. He was responsible for all civil servants in the government.

Gurpreet S. Sangha has been our director and Secretary-Treasurer since April 2006.  Mr. Sangha was our Chief Financial Officer from June 2005 to April 2006.  Mr. Sangha is presently self-employed and has been providing management consulting services to various companies since 2004.  From 2002 to 2004, Mr. Sangha was manager with Terminal Sawmills Ltd., and from 1999 to 2002, Mr. Sangha was human resources manager of Weyehauser Co. Mr. Sangha has over 25 years of experience in various managerial roles in the natural resource industry.

Harpreet S. Sangha has been our director, President and CEO since April 2006.  Mr. Sangha has over 18 years experience in business financing with specific interest in public company development. Mr. Sangha is an investment advisor at Global Securities Corporation, and possesses a unique combination of fund raising and managerial skills that will be instrumental in advancing the Company toward a prominent global position.

Retiring Director

On July 21, 2006, Hon. Daniel Yona resigned as a director of the Company. Hon. Yona resigned due to other business commitments requiring his attention and not due to any disagreement between Hon. Yona and management or the Board relating to the Company's operations, policies or practices.

On August 11th, 2006, Kulvinder Matharu ceased to be Chairman of the Board and Vice President of African Affairs, but remains a Director of the Company. He was replaced as Chairman of the Board by the Honorable Joseph Rugumyamheto.

Board Committees

The Company's Board of Directors has determined that at present we have no audit committee financial expert serving on the Audit Committee. The estimates of cost that the Company would be required to incur in identifying and designating a Financial Expert are deemed to not be in the best interest of the Company.

Family Relationships

Except for Harpreet Sangha and Gurpreet Sangha who are brothers, there are no family relationships between any two or more of our directors or executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Code of Ethics

We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Controller and persons performing similar functions within the Company (the "Senior Officers"). A copy of the code of ethics is filed with the SEC as an exhibit 14.1 to this Annual Report. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Senior Officers, we will disclose the nature of such amendment or waiver in a report filed with the SEC.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of the Company ("Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such forms as filed to the Company. To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that certain reports were not required, during the fiscal year ended May 31, 2006, the Reporting Persons have complied with all applicable Section 16(a) filing requirements, except as follows:

Antonia Bold-de-Haughton was late in filing a Form 3 and a transaction on Form 4.  Kulvinder Matharu was late in filing a Form 3 and a transaction on Form 4.  Hon. Joseph Rugumyamheto was late in filing a Form 3.  Gurpreet Sangha was late in filing four transactions on Form 4.  Harpreet Sangha was late in filing a Form 3 and nine transactions on Form 4.  The M-B Trust, a holder of more than 10% of shares of the Company, was late in filing a Form 3.  Steven Johnson, a former director, was late in filing a Form 3 and two transactions on Form 4.

We do not know whether reports have been filed by any other beneficial owners as required by Section 16(a) of the Exchange Act during the period covered by this report.

Item 10.  Executive Compensation

The following table sets forth in summary form the compensation received by (i) the Principal Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the fiscal years ending May 31, 2006, May 31, 2005, and May 31, 2004.  The Company was incorporated on January 5, 2004.

 Name and
Principal Position

 Fiscal
Year

Salary

Bonus

 Other Annual Compen-
sation

 Restricted Stock
Awards

Options Granted

 Harpreet S. Sangha
CEO & President

2006 (1)

$0

$0

$0

$0

$0

 Kulvinder Matharu
Director

2006 (2)

$120,000

$0

$0

$0

$0

 Laurence Stephenson
President (Principal Executive Officer)

 2006 (1)
 2005
2004

 $0
 $25,000 (3)
$0

 $0
 $0
$0

 $0
 $47,600 (4)
$0

 $0
 $0
$0

 $0
 $0
$0

(1) Mr. Sangha was appointed CEO and President of the Company on April 7, 2006.  Mr. Stephenson ceased to be our Principal Executive Officer on April 7, 2006.

(2) Mr. Matharu was Vice President of African Affairs from January to April 2006, Chairman of the Board of Directors from April to August 11, 2006, and a Director since April 2006.

(3) Management fees paid pursuant to a 12-month consulting agreement between the Company and Mr. Stephenson.

(4) Payment for geological services provided by Mr. Stephenson related to evaluation of potential Tanzanian mineral properties, pursuant to a consulting services agreement between the Company and Kokanee Placer Ltd., a private company owned by Mr. Stephenson.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.  We intend to develop an incentive based stock option plan for our officers and directors in the future and may reserve up to 20% of our outstanding shares of common stock for that purpose.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in the fiscal year ended May 31, 2006.

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

Compensation of Directors

Standard Arrangements:  The Company does not pay its directors for attending meetings of the Board of Directors, although the Company expects to adopt a director compensation policy in the future. The Company has no standard arrangement pursuant to which directors of the Company are compensated for any services provided as a director or for committee participation or special assignments.

Other Arrangements: Except as disclosed elsewhere in this report, no other director of the Company received any form of compensation from the Company during the year ended May 31, 2006. The same level of compensation is projected for fiscal 2005.

Employment Contracts

Except for the following, we have not entered into any employment contracts with any of our named executed officers or our other executive officers and directors.

In January 2005, the Company entered into a twelve month Agreement to pay Laurence Stephenson, former President of the Company, $5,000 per month ($60,000 per year) for management fees. During the year ended May 31, 2006, the Company incurred $50,350 in management fees provided by Mr. Stephenson.  As at May 31, 2006, the Company owed Mr. Stephenson $35,350 in management fees and $4,938 in travel expenses, for a total of $40,288.

In January 2005, the Company entered into an agreement with Kulvinder Matharu, who was not a director or officer at that time, for the provision of consulting services at $10,000 per month for a period of two years ending January 1, 2007.  Mr. Matharu was appointed our Vice President of African Affairs in January 2006 and our director in April 2006.  During the year ended May 31, 2006, the Company incurred $120,000 to Mr. Matharu.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of August 23, 2006, concerning the common stock owned by each officer and director of the Company, and each other person known to the Company to be the beneficial owner of more than 5% of the Company's common stock.  Unless otherwise indicated, the address for each listed stockholder is c/o Douglas Lake Minerals Inc., Suite 808 - 27 Alexander Street, Vancouver, British Columbia  V6A 1B2.

Name and Address

Shares Owned

Percentage

Antonia Bold-Haughton
Director and Chief Financial Officer

230,000

1.1%

Name and Address

Shares Owned

Percentage

 Kulvinder Matharu
Director

3,760,000

(1)

17.6%

 Honorable Joseph Rugumyamheto
Director and Chairman

0

0%

 Gurpreet S. Sangha
Director and Secretary-Treasurer

360,000

1.7%

 Harpreet S. Sangha
Director, President & Chief Executive Officer

2,064,000

9.7%

 The M-B Trust
Winnipeg, Manitoba

3,760,000

(1)

17.6%

 Muganyizi Lutagwaba
Tanzania

2,450,000

11.5%

 Sukhminder S. Gill
Punjab India

1,200,000

5.6%

 CEDE & CO
New York, NY

2,577,984

12.1%

 All officers and directors as group (5 persons)

6,414,000

30.0%

(1)  Mr. Matharu's share ownership includes 3,760,000 shares registered in the name of The M-B Trust. Mr. Matharu's wife is one of the trustees of The M-B Trust and Mr. Matharu is one of the beneficiaries in The M-B Trust. Mr. Matharu therefore may be deemed to have an indirect pecuniary interest over the shares held by the trust. Of the shares held by the trust, Mr. Matharu reports that 600,000 shares are held in trust for Mr. Matharu and Mr. Matharu disclaims ownership over the remaining shares held by The M-B Trust.

Item 12.  Certain Relationships and Related Transactions

The Company received donated services to December 31, 2004 from the President of the Company valued at $500 per month. During the six month period ended November 30, 2004, the Company recognized a total of $3,000, for donated services.

In January 2005, the Company entered into a twelve month Agreement to pay Laurence Stephenson, former President of the Company $5,000 per month ($60,000 per year) for management fees. During the year ended May 31, 2006, the Company incurred $50,350 in management fees provided by Mr. Stephenson. As at May 31, 2006, the Company owed Mr. Stephenson $35,350 in management fees and $4,938 in travel expenses, for a total of $40,288.

In January 2005, the Company entered into an agreement with Kulvinder Matharu, who was not a director or officer at that time, for the provision of consulting services at $10,000 per month for a period of two years ending January 1, 2007. Mr. Matharu was appointed our Vice President of African Affairs in January 2006 and our director in April 2006. During the year ended May 31, 2006, the Company incurred $120,000 to Mr. Matharu.

In August 2005, we entered into three agreements to acquire five prospecting licenses to five properties in Tanzania, which cover an area of approximately 1,037.4 square kilometers in Tanzania, amended on November 10, 2005 and December 1, 2005. We acquired the prospecting licenses in April and July 2006.

During the year ended May 31, 2006, the Company incurred a total of $74,538 (2005 - nil) in consulting fees to other directors and officers, and owed to these directors and officers $58,970 ($2005 - $12,678) comprised of $37,188 in consulting expense and $12,782 for expenses paid on behalf of the Company.

Item 13.  Exhibits

Exhibit No.

Description of Exhibit

3.1

(1)

Articles of Incorporation

3.2

(2)

Amended and Restated Bylaws, as amended on April 7, 2006

3.3

Amended Bylaws, as amended on August 11, 2006

3.4

Amended Bylaws, as amended on September 5, 2006

10.1

Agreement with dated January 2005 with Kulvinder Matharu

10.2

Transfer Deed dated July 15, 2006, with Atlas Africa Limited

14.1

(3)

Code of Ethics

31.1

Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)   Incorporated by reference to Form SB-2 Registration Statement filed on July 22, 2004.

(2)    Incorporated by reference to Current Report on Form 8-K filed on April 11, 2006.

(3)    Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2005.

Item 14.  Principal Accountant Fees and Services

1)  Audit Fees - The aggregate fees billed us for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is $12,000 for the fiscal year ended May 31, 2006, and $7,750 for the fiscal year ended May 31, 2005.

2) Audit-Related Fees - $nil.

3) Tax Fees - $nil.

4) All Other Fees - $nil.

5) Not applicable.

6) Not Applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Douglas Lake Minerals Inc.

Date: September 5, 2006

By: /s/ Harpreet S. Sangha
Harpreet S. Sangha, President and CEO

Date: September 5, 2006

By: /s/ Antonia Bold-de-Haughton
Antonia Bold-de-Haughton, CFO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

Title

Date

/s/ Harpreet S. Sangha
Harpreet S. Sangha

President, CEO and Director

September 5, 2006

/s/ Antonia Bold-de-Haughton
Antonia Bold-de-Haughton

Chief Financial Officer and Director

September 5, 2006

/s/ Gurpreet S. Sangha
Gurpreet S. Sangha

Secretary-Treasurer and Director

September 5, 2006

/s/ Joseph Rugumyamheto
Honourable Joseph Rugumyamheto

Chairman of the Board

September 5, 2006

Kulvinder Kal Matharu

Director

_____________, 2006