Form 10QSB/A
period 2006-02-28
Douglas Lake Minerals Inc.
filed 2006-11-06
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
(Amendment No. 2)

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

Explanatory Note

This Amendment No. 2 to Douglas Lake Minerals Inc.'s Quarterly Report on Form 10-QSB for the quarter ended February 28, 2006 is being filed to amend and restate our financial statements for the period ended February 28, 2006, because they contain errors in the accounting for unrecognized consulting expenditures. The restated accompanying consolidated financial statements increases our prepaid expenses by $25,000, increases our current liabilities by $125,000, increases our donated capital by $50,000 and increases net loss for the three month and nine month periods ended February 28, 2006 by $150,000. Further information on the changes can be found in Note 8 to the accompanying financial statements.

Subsequent to the filing of this Amendment No. 2, we intend to file amended Form 10-KSB for the fiscal year ended May 31, 2006, to amend and restate our audited financial statements for the fiscal year ended May 31, 2006, to correctly record the expenses and liabilities for the fiscal year.

We have amended our disclosures in the Management's Discussion and Analysis section in this quarterly report, where applicable, solely as a result of, and to reflect the restatement, updated the signature page, and are filing as exhibits new certifications by our principal executive officer and principal financial officer required by Sections 302 of the Sarbanes-Oxley Act of 2002.

Except as noted above, this amendment is not intended to supplement, amend or update other information presented in this quarterly report as originally filed.

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)

February 28, 2006

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)
(Unaudited)

	February 28, 2006 $	May 31, 2005 $
	(Restated - see Note 8)
ASSETS

Current Assets

Cash	10,194	201,600
Prepaid expenses	32,500	-

Total Current Assets	42,694	201,600

Property and Equipment (Note 3)	433	733

Total Assets	43,127	202,333

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	124,925	30,374
Accrued liabilities	59,736	8,500
Due to a related party (Note 4(c))	127,548	-

Total Liabilities	312,209	38,874

Commitments and Contingencies (Notes 1 and 7)

Stockholders' Equity (Deficit)

Common Stock Authorized: 100,000,000 shares, $0.001 par value Issued: 5,380,732 shares (4,058,400 - May 31, 2005)	5,381	4,058

Additional Paid-in Capital	676,002	283,599

Common Stock Subscription Receivable (Note 6 )	(934)	-

Common Stock Subscribed (Note 6)	-	336,766

Donated Capital (Note 4 (a))	56,000	6,000

Deficit Accumulated During the Exploration Stage	(1,005,531)	(466,964)

Total Stockholders' Equity (Deficit)	(269,082)	163,459

Total Liabilities and Stockholders' Equity	43,127	202,333

(The accompanying notes are an integral part of these financial statements)

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated from January 5, 2004 (Date of Inception) to	For the Three Month Period Ended	For the Three Month Period Ended	For the Nine Month Period Ended	For the Nine Month Period Ended
	February 28,	February 28,	February 28,	February 28,	February 28,
	2006	2006	2005	2006	2005
	$	$	$	$	$
	(Restated - see Note 8)	(Restated - see Note 8)		(Restated - see Note 8)
Revenue	-	-	-	-	-

Expenses

Amortization	766	100	100	300	300
Donated services (Note 4(a))	6,000	-	500	-	3,500
General and administrative	929,922	248,661	156,763	507,479	171,981
Mineral property costs (Note 5)	56,871	19,600	19,000	26,288	21,500
Rent	11,972	1,500	1,500	4,500	4,500

Total Expenses	1,005,531	269,861	177,863	538,567	201,781

Net Loss	(1,005,531)	(269,861)	(177,863)	(538,567)	(201,781)

Net Loss Per Share - Basic and Diluted		(0.05)	(0.05)	(0.11)	(0.06)

Weighted Average Shares Outstanding		5,381,000	3,586,000	4,707,000	3,269,000

(The accompanying notes are an integral part of these financial statements)

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Accumulated from January 5, 2004 (Date of Inception) to February 28, 2006 $	For the Nine Month Period Ended February 28, 2006 $	For the Nine Month Period Ended February 28, 2005 $
	(Restated - see Note 8)	(Restated - see Note 8)
Operating Activities

Net loss	(1,005,531)	(538,567)	(201,781)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	766	300	300
Donated services and expenses	56,000	50,000	3,500

Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	184,661	145,787	14,212
Increase in due to related parties	127,548	127,548	16,000
(Increase) in prepaid expenses	(32,500)	(32,500)	(5,000)

Net Cash Used in Operating Activities	(669,056)	(247,432)	(172,769)

Investing Activities

Purchase of equipment	(1,199)	-	-

Net Cash Flows Used In Investing Activities	(1,199)	-	-

Financing Activities

Proceeds from issuance of common stock	683,423	59,000	229,382
Share issue costs	(2,974)	(2,974)	-

Net Cash Flows Provided By Financing Activities	680,449	56,026	229,382

Increase (decrease) in Cash	10,194	(191,406)	56,613

Cash - Beginning of Period	-	201,600	44,769

Cash - End of Period	10,194	10,194	101,382

Supplemental Disclosures
Interest paid		-	-
Income taxes paid		-	-

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at February 28, 2006, the Company has accumulated losses of $1,005,531 since inception, and a working capital deficiency of $269,515. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

h)   Financial Instruments

Financial instruments including cash, accounts payable accrued liabilities and due to related parties, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

3.   Property and Equipment

			February 28,	May 31,
			2006	2005
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$

Office equipment	1,199	766	433	733

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

b)  On January 19, 2006, the former President of the Company gifted 50,000 shares of common stock with a fair market value of $50,000 to a consultant pursuant to a consulting agreement dated December 23, 2005 entered into by the Company. The gift was recognized as donated capital.

c)  In January, 2005, the Company entered into a twelve month Agreement to pay the former President of the Company $5,000 per month ($60,000 per year) for management fees. During the period ended February 28, 2006, the Company incurred $45,000 in management fees provided by the former President of the Company.

d)  During the nine months ended February 28, 2006, the Company owed the former President $30,000 in management fees, $4,938 in travel expenses, and owed a director of the Company $92,610 for expenses paid on behalf of the Company.

e)  In January 2005, the Company entered into an agreement with a consultant for the provision of consulting services for a period of two years to pay him $10,000 per month ($120,000 per year) ending on January 1, 2007. This consultant became the Company's new Chairman of the Board of Directors effective April 7, 2006.  During the nine-month period ended February 28, 2006, the Company paid $90,000 to this individual.

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

g)   In February, 2006, the Company entered into a letter of intent with Canaco Resources Inc. ("Canaco"), a public company listed on the TSX Venture Exchange, Canada, to form a strategic alliance for the exploration and development of the Tanzania mineral properties described above. The terms of the strategic alliance will create an obligation for Canaco to provide technical management and fund the initial assessment of the prospects, in exchange for which, Canaco will have the right to earn up to a 70% interest in any prospects that meet the Company's acquisition criteria through specific option agreements on properties of Canaco's choosing.

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

8.     Restatement

The Company has restated its financial statements as at February 28, 2006 and for the period then ended. These financial statements have been restated to reflect related party expenditures to a third party pursuant to a consulting agreement entered into by the Company. The effect of the restatement is to recognize additional amounts owing to a third party of $50,000 and to related parties of $75,000, representing cash payments of $75,000, and the gifting of 50,000 common shares of the Company with a fair value of $50,000. These adjustments resulted in a corresponding increase in prepaid expense of $25,000, increase in current liabilities of $125,000, increase in donated capital of $50,000, and a corresponding increase in net loss of $150,000 for the three month and nine month periods ended February 28, 2006. Net loss per share for the nine month period ended February 28, 2006 increased to $0.11 per share from $0.08 per share and for the three month period ended February 28, 2006 increased to $0.05 per share from $0.02 per share.

a)  Balance Sheet:

	As at February 28, 2006
	As Reported $	Adjustment $	As Restated $

Current Assets

Prepaid expenses	7,500	25,000	32,500

Current Liabilities

Accounts payable	74,925	50,000	124,925
Due to related parties	52,548	75,000	127,548

Stockholders' Equity (Deficit)

Donated Capital	6,000	50,000	56,000

Deficit Accumulated During the Exploration Stage	(855,531)	(150,000	(1,005,531)

b)  Statements of Operations

	For the nine month period ended February 28, 2006
	As Reported $	Adjustment $	As Restated $

Expenses
General and administrative	357,479	150,000	507,479

Net loss	(388,567)	(150,000)	(538,567)

Net Loss Per Share - Basic and Diluted	(0.08)	(0.03)	(0.11)

	For the three month period ended February 28, 2006
	As Reported $	Adjustment $	As Restated $

Expenses
General and administrative	98,661	150,000	248,661

Net loss	(119,861)	(150,000)	(269,861)

Net Loss Per Share - Basic and Diluted	(0.02)	(0.03)	(0.05)

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

8.   Restatement (continued)

c)  Statement of Cash Flows

	For the nine month period ended February 28, 2006
	As Reported $	Adjustment $	As Restated $

Operating Activities

Net loss	(388,567)	(150,000)	(538,567)

Donated services and expenses	6,000	50,000	56,000

Changes in operating assets and liabilities:
Accounts payable	95,787	50,000	145,787
Due to related parties	52,548	75,000	127,548
Prepaid expenses	(7,500)	(25,000)	(32,500)

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

We incurred a loss of $538,567 for the nine months ended February 28, 2006 ("fiscal 2006") compared to a loss of $201,781 for the nine months ended February 28, 2005 ("fiscal 2005"). The increase in our loss was attributable to an increase in general and administrative expenses to $507,479 in fiscal 2006 from $171,981 in fiscal 2005. General and administrative expenses include: consulting fees, management fees and professional fees and travel expenses.  Mineral property costs increased to $26,288 in fiscal 2006 from $21,500 in fiscal 2005. Expenditures increased in fiscal 2006 over fiscal 2005 due to the Company having funds available through equity financings completed in the third and fourth quarters of the fiscal year ended May 31, 2005.  As a result, the Company incurred travel and other costs related to mineral property investigations in Tanzania.  In fiscal 2005, the Company had limited funds available and as a result had curtailed operations.

Liquidity and Capital Resources

We had cash of $10,194 as of February 28, 2006.  We had cash of $201,600 as of May 31, 2005.  The decrease in cash position of $191,406 was due to the use of cash for operating and general administrative activities of $247,432 being offset by net cash proceeds from common stock subscriptions of $56,026.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal period ended August May 31, 2006 and the three months ended August 31, 2006, the Company carried out an evaluation, under the supervision the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the U.S. Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer, and our Chief Financial Officer concluded that, as of August 31, 2006, our disclosure controls and procedures, related to internal control over financial reporting and the recording of certain equity and related party transactions, were not effective in light of the material weaknesses described below.

We were advised by Manning Elliott LLP, our independent auditors that during their performance of auditor review procedures related to our financial statements for the fiscal period ended August 31, 2006, they identified "material weaknesses" in our internal controls as defined in Statement on Auditing Standards No. 60, "Communication of Internal Control Related Matters Noted in an Audit" ("SAS 60"). The Company is in the process of rectifying the material weaknesses which are described below:

INADEQUATE CONTROLS OVER EQUITY TRANSACTIONS. We do not have adequate review and supervision controls or sufficient supporting documentation of certain equity-related transactions to ensure that such transactions are properly valued and recorded on a timely basis. As a result, adjustments in the equity accounts and financial statements could occur. If we were not, or are not in future periods, successful in identifying these adjustments, our quarterly or annual financial statements could be materially misstated, which could require a restatement.

o    We disclosed in our 8K filed in October 2006 that shares issued pursuant to a consulting agreement by a related party were not initially recorded in our financial statements. This resulted in a restatement of our financial statements for the three and nine months ended February 28, 2006, and the fiscal year ended May 31, 2006.

INADEQUATE ENTITY LEVEL CONTROLS. We do not have effective entity level controls. These weaknesses include

(i)         weaknesses in the risk assessment controls, including the lack of adequate mechanisms for anticipating and identifying financial reporting risks; and for reacting to changes in the operating environment that could have a potential effect on financial reporting;

(ii)         weaknesses in monitoring controls, including the lack of adequate staffing and procedures to ensure periodic evaluations of internal controls to ensure that appropriate personnel regularly obtain evidence that controls are functioning effectively and that identified control deficiencies are timely remedied.

If we were not, or are not in future periods, successful in identifying these control weaknesses, our quarterly or annual financial statements could be materially misstated, which could require a restatement.

o    To address the lack of adequate accounting and finance resources and lack of effective segregation of duties, we have implemented an increased level of internal reviews and approvals. These procedures include review and approval of significant transactions with financial reporting risk.

INADEQUATE SEGREGATION OF DUTIES. We do not have adequate procedures and controls in place to ensure proper segregation of duties within the contract approval processes. As a result, adjustments in the financial statements could occur and not be prevented or detected by our controls in a timely manner.

o    We will ensure that adequate procedures are in place so that all material agreements and contracts entered into by the Company are approved by the Board of Directors.

o    Refer to the response in the above section on inadequate entity level controls for planned response.

INADEQUATE CONTROLS OVER RELATED PARTY TRANSACTIONS/OPERATING EXPENSES. We do not have adequate procedures and controls to ensure that related party transactons including those which affect operating expense transactions are accurately recorded in the correct period, and that any resulting adjusting entries are accurately and timely recorded in our general ledger. As a result, material post-closing adjustments have been posted to our general ledger.

o    We will implement internal control procedures to ensure our all related party transactions including those which affect operating expenses are recorded in the period in which they are incurred.

Our disclosure controls and procedures are designed to ensure that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's (the "SEC") rules and forms, and to reasonably assure that such information is accumulated and communicated to our management, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all error and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been prevented or detected.

We continue to improve and refine our internal controls as an ongoing process. Other than as summarized above, there have been no changes in our internal controls over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, our internal controls.

The certifications of our principal executive officer and our principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Quarterly Report on Form 10-QSB. The disclosures set forth in this Item 3 contain information concerning (i) the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications, and (ii) material weaknesses in the design or operation of our internal control over financial reporting, referred to in paragraph 5 of the certifications. Those certifications should be read in conjunction with this Item 3 for a more complete understanding of the matters covered by the certification.

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
DOUGLAS LAKE MINERALS INC.
Date: November 2, 2006	By: /s/ Harpreet Singh Sangha Harpreet Singh Sangha, President and CEO
Date: November 2, 2006	By: /s/ Antonia Bold-de-Haughton Antonia Bold-de-Haughton, Chief Financial Officer