Form 10KSB/A
period 2006-05-31
Douglas Lake Minerals Inc.
filed 2006-11-06
CIK 1297223

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

Explanatory Note

This Amendment No. 1 to Douglas Lake Minerals Inc.'s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006 is being filed to amend and restate our financial statements for the fiscal year ended May 31, 2006, because they contain errors in the accounting for unrecognized consulting expenditures. The restated accompanying audited financial statements increase our current liabilities by $125,000, increase our donated capital by $100,000, and increase net loss by $225,000. Further information on the changes can be found in Note 9 to the accompanying financial statements.

We have amended our disclosures in the Management's Discussion and Analysis section in this annual report, where applicable, solely as a result of, and to reflect the restatement, updated the signature page, and are filing as exhibits new certifications by our principal executive officer and principal financial officer required by Sections 302 of the Sarbanes-Oxley Act of 2002.

Except as noted above, this amendment is not intended to supplement, amend or update other information presented in this annual report as originally filed.

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

Risks Associated with our Company:

1. We are a recently organized business and you cannot evaluate the investment merits of our Company because we have no operating history

Our Company is only recently organized with no operating history which makes it difficult to evaluate the investment merits of our Company. We are a start-up company, we have no operating history and we do not have any business prior to our organization. As of May 31, 2006, we incurred losses since inception of $6,452,359.

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

We have not been profitable since our inception. For the fiscal year ended May 31, 2006, we had a net loss of $5,985,395 and an accumulated deficit on May 31, 2006 of $6,452,359. We have not generated revenues from operations during fiscal year 2006 and do not expect to generate revenues from operations until one or more of our properties are placed in production. There is a risk that none of our properties will be placed in production, and that the Company's operations will not be profitable in the future.

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

At May 31, 2006, the Company had cash of $2,155 and a working capital deficit of $395,309. The Company will continue to incur exploration costs to fund its plan of operations and intends to fund its plan of operations from working capital and equity subscriptions. Ultimately, the Company's ability to continue its exploration activities depends in part on the Company's ability to commence operations and generate revenues or to obtain financing through joint ventures, debt financing, equity financing, production sharing agreements or some combination of these or other means.

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

For the year ended May 31, 2006, we incurred operating expenses, and a loss, in the amount of $5,985,395. The majority of our expenses were $5,299,918 for the impairment of mineral property costs, $206,848 for consulting fees incurred by the Company in the process of looking for potential properties, $44,889 for travel incurred by our directors and consultants, $123,053 for professional fees and $50,350 for managerial fees.

Liquidity and Capital Resources

We had cash of $2,115 as of May 31, 2006, compared with $201,600 as of May 31, 2005. The decrease in cash position of $199,485 is due to $59,934 raised from the issuance of 196,666 common shares in October 2005, net offering costs of $2,974, and $256,445 was used to fund our operating activities for the year ended May 31, 2006.

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

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)

May 31, 2006

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Douglas Lake Minerals, Inc. (An Exploration Stage Company), as of May 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended and accumulated for the period from January 5, 2004 (Date of Inception) to May 31, 2006, in conformity with generally accepted accounting principles used in the United States of America.

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

As discussed in Note 9 to the financial statements, the Company has restated the financial statements for the year ended May 31, 2006 to reflect the recording of transactions pursuant to a consulting agreement entered into by the Company.

/s/ "Manning Elliott LLP"

CHARTERED ACCOUNTANTS

Vancouver, Canada

August 13. 2006, except for Note 9 as to which the date is October 31, 2006

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	(Restated - Note 9) May 31, 2006 $	May 31, 2005 $

ASSETS

Current Assets

Cash	2,115	201,600

Total Current Assets	2,115	201,600

Property and Equipment (Note 3)	333	733
Mineral Property (Note 5)	350,000	-

Total Assets	352,448	202,333

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	140,666	30,374
Accrued liabilities	-	8,500
Due to related parties (Note 4)	256,758	-

Total Liabilities	397,424	38,874

Commitments and Contingencies (Notes 1, 4 and 7)

Stockholders' Equity (Deficit)

Common Stock Authorized: 100,000,000 shares, $0.001 par value Issued and outstanding: 21,380,732 and 4,058,400 shares, respectively	21,381	4,058

Additional Paid-in Capital	6,280,002	283,599

Common Stock Subscribed (Note 6)	-	336,766

Donated Capital (Note 4(a))	106,000	6,000

Deficit Accumulated During the Exploration Stage	(6,452,359)	(466,964)

Total Stockholders' Equity (Deficit)	(44,976)	163,459

Total Liabilities and Stockholders' Equity (Deficit)	352,448	202,333

(The accompanying notes are an integral part of these financial statements)

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	(Restated - Note 9) Accumulated from January 5, 2004 (Date of Inception) to	(Restated - Note 9) For the Year Ended	For the Year Ended
	May 31,	May 31,	May 31,
	2006	2006	2005
	$	$	$

Revenue	-	-	-

Expenses

Donated services (Note 4(a))	6,000	-	3,500
General and administrative	1,103,386	680,477	397,507
Impairment of mineral property costs	5,330,501	5,299,918	23,083
Rent	12,472	5,000	6,000

Total Expenses	6,452,359	5,985,395	430,090

Net Loss	(6,452,359)	(5,985,395)	(430,090)

Net Loss Per Share - Basic and Diluted		(0.93)	(0.12)

Weighted Average Shares Outstanding		6,411,000	3,528,000

(The accompanying notes are an integral part of these financial statements)

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	(Restated - Note 9) Accumulated from January 5, 2004 (Date of Inception) to May 31, 2006 $	(Restated - Note 9) For the Year Ended May 31, 2006 $	For the Year Ended May 31, 2005 $

Operating Activities

Net loss for the period	(6,452,359)	(5,985,395)	(430,090)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization	866	400	399
Impairment of mineral property costs	5,270,000	5,270,000	-
Donated services and expenses	106,000	100,000	3,500

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	140,666	101,792	16,874
Due to related parties	256,758	256,758	-

Net Cash Used in Operating Activities	(678,069)	(256,445)	(409,317)

Investing Activities

Purchase of property and equipment	(1,199)	-	-

Net Cash Used In Investing Activities	(1,199)	-	-

Financing Activities

Proceeds from issuance of common stock	690,832	59,934	229,382
Common stock subscribed	-	-	336,766
Share issuance costs	(9,449)	(2,974)	-

Net Cash Provided By Financing Activities	681,383	56,960	566,148

Increase (Decrease) in Cash	2,115	(199,485)	156,831

Cash - Beginning of Period	-	201,600	44,769

Cash - End of Period	2,115	2,115	201,600

Non-cash Investing and Financing Activities

Issuance of common stock for the acquisition of mineral properties	5,620,000	5,620,000	-

Supplemental Disclosures

Interest paid	-	-	-
Income taxes paid	-	-	-

(The accompanying notes are an integral part of these financial statements)

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
(Expressed in U.S. dollars)
(Restated - Note 9)

						Deficit
						Accumulated
			Additional	Common		During the
			Paid-in	Stock	Donated	Exploration
	Shares	Amount	Capital	Subscribed	Capital	Stage	Total
	#	$	$		$	$	$

Balance - January 5, 2004 (Date of Inception)	-	-	-	-	-	-	-

Issuance of common shares for cash
At $0.001/share	2,000,000	2,000	-	-	-	-	2,000
At $0.05/share	1,050,000	1,050	51,450	-	-	-	52,500
At $0.25/share	41,000	41	10,209	-	-	-	10,250

Share issuance costs	-	-	(6,475)	-	-	-	(6,475)

Donated services	-	-	-	-	2,500	-	2,500

Net loss for the period	-	-	-	-	-	(36,874)	(36,874)

Balance - May 31, 2004	3,091,000	3,091	55,184	-	2,500	(36,874)	23,901

Issuance of common shares for cash
At $0.01/share	22,000	22	198	-	-	-	220
At $0.25/share	945,400	945	228,217	-	-	-	229,162

Common stock subscribed	-	-	-	336,766	-	-	336,766

Donated services	-	-	-	-	3,500	-	3,500

Net loss for the year	-	-	-	-	-	(430,090)	(430,090)

Balance - May 31, 2005	4,058,400	4,058	283,599	336,766	6,000	(466,964)	163,459

Issuance of common shares for cash
At $0.30/share	1,322,332	1,323	395,377	(336,766)	-	-	59,934

Share issuance costs	-	-	(2,974)	-	-	-	(2,974)

Issuance of common shares to acquire mineral properties	16,000,000	16,000	5,604,000	-	-	-	5,620,000

Donated consulting expense	-	-	-	-	100,000	-	100,000

Net loss for the year (as restated)	-	-	-	-	-	(5,985,395)	(5,985,395)

Balance - May 31, 2006	21,380,732	21,381	6,280,002	-	106,000	(6,452,359)	(44,976)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at May 31, 2006, the Company has accumulated losses of $6,452,359 since inception, and a working capital deficiency of $395,309. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.     Property and Equipment

			May 31,	May 31,
			2006	2005
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$

Office equipment	1,199	866	333	733

4.     Related Party Transactions

a)    During the year ended May 31, 2005, the Company recognized a total of $3,500 for donated services. In January 2005, the Company entered into a twelve month agreement to pay the former President of the Company $5,000 per month ($60,000 per year) for management fees. During the year ended May 31, 2006, the Company incurred $50,350 in management fees provided by the former President of the Company. As at May 31, 2006, the Company owed the former President of the Company $47,788, comprised of $35,350 in management fees and $7,500 in rent expense and $4,938 in travel expenses.

b)    On January 19, 2006, the former President of the Company gifted 50,000 common shares of the Company he owned at a fair value of $50,000 to a consultant pursuant to a consulting agreement dated January 9, 2006 entered into by the Company. The gift was recognized as donated capital.

c)     On May 7, 2006, a related party to the Chairman of the Board of the Company gifted 50,000 common shares of the Company he owned at a fair value of $50,000 to a consultant pursuant to a consulting agreement dated January 9, 2006 entered into by the Company. The gift was recognized as donated capital.

d)    During the year ended May 31, 2006, the Company incurred a total of $74,538 (2005 - $NIL) in consulting fees to other directors and officers and owed to these directors and officers $133,970 (2005 - $2,678), comprised of $37,188 in consulting expense and $96,782 for expenses paid on behalf of the Company.

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

4.     Related Party Transactions (continued)

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

During the year ended May 31, 2006, the Company recognized an impairment loss of $5,270,000, as there are no proven or probable reserves on any of the Tanzania properties, leaving a carrying value of $350,000 being equal to the proceeds subsequently received from Canaco.

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

7.     Commitment

On January 9, 2006, the Company entered into a consulting agreement for a term of three months of $75,000 cash (paid by a director on behalf of the Company) and 150,000 common shares (100,000 common shares transferred to the consultant by related parties, see Notes 4(b) and 4(c)). As at May 31, 2006, 50,000 common shares are owed to the consultant. The fair value of $50,000 for these common shares owed is included in accounts payable as at May 31, 2006.

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

8.     Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $947,200, which commence expiring in 2025. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended May 31, 2006 and 2005, the valuation allowance established against the deferred tax assets increased by $250,250 and $69,290 respectively.

The components of the net deferred tax asset at May 31, 2006 and 2005 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	May 31, 2006 $	May 31, 2005 $

Net Operating Losses Carried Forward	947,200	232,200

Statutory Tax Rate	35%	35%

Effective Tax Rate	-	-

Deferred Tax Asset	331,520	81,270

Valuation Allowance	(331,520)	(81,270)

Net Deferred Tax Asset	-	-

9.     Restatement

The Company has restated its financial statements as at May 31, 2006 and for the year then ended. These financial statements have been restated to reflect the recording of transactions pursuant to the consulting agreement entered into by the Company as disclosed in Note 7. Net loss per share for the year ended May 31, 2006 increased to $0.93 per share from $0.90 per share.

a)    Balance Sheet:

	As at May 31, 2006
	As Originally Reported $	Adjustment $	As Restated $

Current Liabilities

Accounts payable	90,666	50,000	140,666
Due to related parties	181,758	75,000	256,758

Stockholders' Equity (Deficit)

Donated capital	6,000	100,000	106,000
Deficit accumulated during the exploration stage	(6,227,359)	(225,000)	(6,452,359)

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

9.     Restatement (continued)

b)    Statements of Operations

	For the Year Ended May 31, 2006
	As Originally Reported $	Adjustment $	As Restated $

Expenses
General and administrative	455,477	225,000	680,477

Net loss	(5,760,395)	(225,000)	(5,985,395)

Net Loss Per Share - Basic and Diluted	(0.90)	(0.03)	(0.93)

	Accumulated From January 5, 2004 (Date of Inception) to May 31, 2006
	As Originally Reported $	Adjustment $	As Restated $

Expenses
General and administrative	878,386	225,000	1,103,386

Net loss	(6,227,359)	(225,000)	(6,452,359)

c)     Statements of Cash Flows

	For the Year Ended May 31, 2006
	As Reported $	Adjustment $	As Restated $

Operating Activities

Net loss	(5,760,395)	(225,000)	(5,895,395)
Donated services and expenses	-	100,000	100,000

Changes in operating assets and liabilities:
Accounts payable	51,792	50,000	101,792
Due to related parties	181,758	75,000	256,758

	Accumulated From January 5, 2004 (Date of Inception) to May 31, 2006
	As Reported $	Adjustment $	As Restated $

Operating Activities

Net loss	(6,227,359)	(225,000)	(6,452,359)
Donated services and expenses	6,000	100,000	106,000

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	90,666	50,000	140,666
Due to related parties	181,758	75,000	256,758

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

  INADEQUATE CONTROLS OVER RELATED PARTY TRANSACTIONS/OPERATING EXPENSES. We do not have adequate procedures and controls to ensure that related party transactions including those which affect operating expense transactions are accurately recorded in the correct period, and that any resulting adjusting entries are accurately and timely recorded in our general ledger. As a result, material post-closing adjustments have been posted to our general ledger.

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

  The certifications of our principal executive officer and our principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Annual Report on Form 10-KSB. The disclosures set forth in this Item 8A contain information concerning (i) the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications, and (ii) material weaknesses in the design or operation of our internal control over financial reporting, referred to in paragraph 5 of the certifications. Those certifications should be read in conjunction with this Item 8A for a more complete understanding of the matters covered by the certification.

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

  In January 2005, the Company entered into a twelve month Agreement to pay Laurence Stephenson, former President of the Company, $5,000 per month ($60,000 per year) for management fees. During the year ended May 31, 2006, the Company incurred $50,350 in management fees provided by Mr. Stephenson. As at May 31, 2006, the Company owed Mr. Stephenson $35,350 in management fees, $7,500 in rent expense and $4,938 in travel expenses, for a total of $47,788.

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
Name and Address	Shares Owned		Percentage
Antonia Bold-Haughton Director and Chief Financial Officer	230,000		1.1%
Kulvinder Matharu Director	3,760,000	(1)	17.6%
Honorable Joseph Rugumyamheto Director and Chairman	0		0%
Gurpreet S. Sangha Director and Secretary-Treasurer	360,000		1.7%
Harpreet S. Sangha Director, President & Chief Executive Officer	2,064,000		9.7%
The M-B Trust Winnipeg, Manitoba	3,760,000	(1)	17.6%
Muganyizi Lutagwaba Tanzania	2,450,000		11.5%
Sukhminder S. Gill Punjab India	1,200,000		5.6%
CEDE & CO New York, NY	2,577,984		12.1%
All officers and directors as group (5 persons)	---------------- 6,414,000 =========		-------- 30.0% =====

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

  In January 2005, the Company entered into a twelve month Agreement to pay Laurence Stephenson, former President of the Company $5,000 per month ($60,000 per year) for management fees. During the year ended May 31, 2006, the Company incurred $50,350 in management fees provided by Mr. Stephenson. As at May 31, 2006, the Company owed Mr. Stephenson $35,350 in management fees, $7,500 in rent expense and $4,938 in travel expenses, for a total of $47,788.

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

  On January 19, 2006, the former President of the Company gifted 50,000 shares of common stock of the Company that he owned at a fair market value of $50,000 to a consultant pursuant to a consulting agreement dated January 9, 2006 entered into by the Company. The gift was recognized as donated capital.

  On May 7, 2006, a related party to the Chairman of the Board of the Company gifted 50,000 shares of common stock at a fair market value of $50,000 to a consultant pursuant to a consulting agreement dated January 9, 2006 entered into by the Company. The gift was recognized as donated capital.

  During the year ended May 31, 2006, the Company incurred a total of $74,538 (2005 - nil) in consulting fees to other directors and officers, and owed to these directors and officers $133,970 (2005 - $2,678) comprised of $37,188 in consulting expense and $96,782 for expenses paid on behalf of the Company.

  Item 13. Exhibits

Exhibit No.		Description of Exhibit
3.1	(1)	Articles of Incorporation
3.2	(2)	Amended and Restated Bylaws, as amended on April 7, 2006
3.3		Amended Bylaws, as amended on August 11, 2006
3.4		Amended Bylaws, as amended on September 5, 2006
10.1		Agreement with dated January 2005 with Kulvinder Matharu

Exhibit No.	Description of Exhibit
10.2		Transfer Deed dated July 15, 2006, with Atlas Africa Limited
14.1	(3)	Code of Ethics
31.1		Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Douglas Lake Minerals Inc.
Date: November 5, 2006	By: /s/ Harpreet S. Sangha Harpreet S. Sangha, President and CEO
Date: November 2, 2006	By: /s/ Antonia Bold-de-Haughton Antonia Bold-de-Haughton, CFO

  In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signatures	Title	Date
/s/ Harpreet S. Sangha Harpreet S. Sangha	President, CEO and Director	November 5, 2006
/s/ Antonia Bold-de-Haughton Antonia Bold-de-Haughton	Chief Financial Officer and Director	November 2, 2006
/s/ Gurpreet S. Sangha Gurpreet S. Sangha	Secretary-Treasurer and Director	November 2, 2006
/s/ Joseph Rugumyamheto Honourable Joseph Rugumyamheto	Chairman of the Board	November 2, 2006