Form 10QSB
period 2006-08-31
Douglas Lake Minerals Inc.
filed 2006-11-08
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2006
❑	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________
Commission file number 000-50907

DOUGLAS LAKE MINERALS INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	98-0430222 (I.R.S. Employer Identification No.)

Suite 808, 27 Alexander Street, Vancouver, British Columbia V6A 1B2
Telephone No.: (604) 230-4930
(Address and telephone number of Registrant's principal
executive offices and principal place of business)

n/a (Former address, if changed since last report.)

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

As of November 3, 2006, the Company had 21,380,732 outstanding shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ❑    No ☒

PART I - FINANCIAL INFORMATION

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)

August 31, 2006

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	August 31, 2006 $	May 31, 2006 $
	(unaudited)
ASSETS

Current Assets

Cash	7,846	2,115
Amount receivable (Note 5(a))	75,000	-

Total Current Assets	82,846	2,115

Property and Equipment (Note 3)	233	333
Mineral Property (Note 5(e))	-	350,000

Total Assets	83,079	352,448

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	142,743	140,666
Accrued liabilities	24,165	-
Due to related parties (Note 4)	194,984	256,758

Total Liabilities	361,892	397,424

Commitments and Contingencies (Notes 1, 5 and 6)

Stockholders' Deficit

Common Stock Authorized: 100,000,000 shares, $0.001 par value Issued and outstanding: 21,380,732 shares	21,381	21,381

Additional Paid-in Capital	6,280,002	6,280,002

Donated Capital	106,750	106,000

Deficit Accumulated During the Exploration Stage	(6,686,946)	(6,452,359)

Total Stockholders' Deficit	(278,813)	(44,976)

Total Liabilities and Stockholders' Deficit	83,079	352,448

(The accompanying notes are an integral part of these financial statements)

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from January 5, 2004 (Date of Inception) to	For the Three Months Ended	For the Three Months Ended
	August 31,	August 31,	August 31,
	2006	2006	2005
	$	$	$

Revenue	-	-	-

Expenses

Amortization	-	100	100
Donated services	6,000	-	-
General and administrative	1,287,223	183,737	140,571
Impairment of mineral property costs	5,380,501	50,000	-
Mineral property costs	-	-	5,597
Rent (Note 4(d))	13,222	750	1,500

Total Expenses	6,686,946	234,587	147,768

Net Loss	(6,686,946)	(234,587)	(147,768)

Net Loss Per Share - Basic and Diluted		(0.01)	(0.04)

Weighted Average Shares Outstanding		21,381,000	4,058,400

(The accompanying notes are an integral part of these financial statements)

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the Three Months Ended August 31, 2006 $	For the Three Months Ended August 31, 2005 $

Operating Activities

Net loss for the period	(234,587)	(147,768)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	100	100
Donated services	750	-
Impairment of mineral property costs	50,000	-

Changes in operating assets and liabilities:
Amount receivable	(75,000)	-
Prepaid expenses	-	(10,000)
Accounts payable and accrued liabilities	26,242	4,667
Due to related parties	(61,774)	-

Net Cash Used in Operating Activities	(294,269)	(153,001)

Investing Activities

Mineral property costs	(50,000)	-
Proceeds from mineral property option	350,000	-
Purchase of property and equipment	-	-

Net Cash Provided by Investing Activities	300,000	-

Financing Activities

Proceeds from issuance of common stock	-	-
Common stock subscribed	-	59,000
Share issuance costs	-	-

Net Cash Provided By Financing Activities	-	59,000

Increase (Decrease) in Cash	5,731	(94,001)

Cash - Beginning of Period	2,115	201,600

Cash - End of Period	7,846	107,599

Supplemental Disclosures
Interest paid	-	-
Income taxes paid	-	-

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at August 31, 2006, the Company has accumulated losses of $6,686,946 since inception, and a working capital deficiency of $279,046. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)   Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)   Interim Financial Statements

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

f)    Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

g)   Property and Equipment

Property and equipment consists of office equipment recorded at cost and amortized on a straight-line basis over a three-year period.

h)   Mineral Property Costs

The Company has been in the exploration stage since its inception on January 5, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets". The Company assesses the carrying costs for impairment under SFAS No. 144, "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

i)    Financial Instruments

The fair values of financial instruments including cash, amount receivable, accounts payable, accrued liabilities, and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada and Africa resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

j)    Income Taxes

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

l)    Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R "Share Based Payments", using the fair value method. The Company has not issued any stock options since its inception.

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.   Summary of Significant Accounting Policies (continued)

m)  Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments" and in March 31, 2006, the FASB issued SFAS No. 156 "Accounting for Servicing of Financial Assets", but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company's operations and financial position have not been disclosed.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

3.   Property and Equipment

			August 31,	May 31,
			2006	2006
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$

Office equipment	1,199	966	233	333

4.   Related Party Transactions

a)   As at August 31, 2006, the Company owed a former President of the Company $47,788 (May 31, 2006 - $47,788), which comprised of $35,350 in management fees, $7,500 in rent expense and $4,938 in travel expenses.

b)   During the period ended August 31, 2006, the Company incurred a total of $48,881 (2005 - $8,950) in consulting fees, $45,522 (2005 - $Nil) in travel expenses and $9,325 (2005 - $Nil) in promotion, to other directors and officers, and owed to these directors and officers $72,196 (May 31, 2006 - $133,970), which comprised of $46,069 in consulting and $26,127 for expenses paid on behalf of the Company.

c)   In January 2005, the Company entered into an agreement with a consultant for the provision of consulting services for a period of two years to pay him $10,000 per month ($120,000 per year) ending on January 1, 2007 (ended May 31, 2006). This consultant became a director of the Company effective April 7, 2006. During the period ended August 31, 2006, the Company incurred $NIL (2005 - $30,000) to this individual. As at August 31, 2006, the Company owed $75,000 (May 31, 2006 - $75,000) to this individual.

d)   During the three month period ended August 31, 2006, the Company recognized a total of $750 (2005 - $NIL) for donated rent at $250 per month provided by a director of the Company. Total rent expense for the three month period ended August 31, 2006 was $750 (2005 - $1,500).

e)   All amounts due to related parties are non-interest bearing, unsecured and due on demand.

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

5.   Mineral Properties

Squamish, BC, Canada

The Company entered into an Agreement dated April 11, 2004 to acquire a 100% interest in two mineral claims located near Squamish, British Columbia, Canada, in consideration for a cash payment of $7,500. The claims are subject to a 2.5% net smelter returns royalty and a 7.5% gross rock royalty. Advance royalty payments of $25,000 are due each year commencing April 17, 2007. As at August 31, 2006, the Company has incurred $15,549 towards mineral exploration costs related to these two mineral claims.

Tanzania, Africa

a)   On August 4, 2005, the Company entered into an Asset Purchase Agreement (the "KBT Agreement") with KBT Discovery Group Tanzania Ltd. ("KBT") to acquire three Prospecting Licenses, which cover an area of approximately 621 square kilometres in Tanzania, for an aggregate purchase price of $75,000 and 2,800,000 restricted shares of common stock. On November 10, 2005, the Company entered into an Amendment Agreement in which the number of shares to be issued was increased to 5,600,000 restricted shares of common stock. By the end of the fiscal year ended May 31, 2006, the Company had completed its due diligence and closed the agreement. At the first closing, Prospecting Licence No. 2810/2004, known as "Tabora", was transferred to the Company's name and the Company issued 5,600,000 restricted shares of common stock to KBT. The Prospecting Licence No. 3117/2005, known as "Morogoro", and Prospecting Licence No. 3118/2005, known as "KM 7", were in the name of Atlas Africa Limited ("Atlas"), a Tanzanian company. KBT had entered into an agreement with Atlas which gave KBT the right to prospect minerals under the Morogoro and KM 7 Prospecting Licenses and an option to enter into a joint venture with Atlas to prospect and mine minerals under the Morogoro and KM 7 Prospecting Licenses. KBT caused Atlas to terminate the joint venture agreements and transferred the Morogoro and KM 7 Prospecting Licenses to the Company's name and the Company paid KBT $75,000.  On July 19, 2006, the Company entered into a Letter of Amendment, whereby the Company paid $50,000 directly to Atlas, and is to have the $75,000 paid to KBT refunded to the Company.  During the three month period ended August 31, 2006, the Company paid the $50,000 to Atlas and recognized an impairment loss of $50,000 as there are no proven or probable reserves on any of the Tanzania properties.

b)   On August 4, 2005, the Company entered into an Asset Purchase Agreement (the "HG Agreement") with Hydro-Geos Consulting Group Tanzania Limited ("HG") to acquire Prospecting License No. 2683/2004 known as "Ashanti South East", which covers an area of approximately 210 square kilometres in Tanzania, for an aggregate purchase price of 2,600,000 restricted shares of common stock. On November 10, 2005, the Company entered into an Amendment Agreement in which the number of shares to be issued was increased to 5,200,000 restricted shares of common stock. By the end of the fiscal year ended May 31, 2006, the Company had completed its due diligence and closed the agreement. At closing, Prospecting License Ashanti South East was transferred to the Company's name and the Company issued 5,200,000 restricted shares of common stock to HG.

c)   On August 4, 2005, the Company entered into an Asset Purchase Agreement (the "Megadeposit Agreement") with Megadeposit Explorers Limited ("Megadeposit") to acquire Prospecting Licence Renewal No. 2957/2005 known as "Green Hills South East", which covers an area of approximately 207 square kilometres in Tanzania, for an aggregate purchase price of 2,600,000 restricted shares of common stock. On November 10, 2005, the Company entered into an Amendment Agreement in which the number of shares to be issued was increased to 5,200,000 restricted shares of common stock. By the end of the fiscal year ended May 31, 2006, the Company had completed its due diligence and closed the agreement. At closing, Prospecting License Green Hills South East was transferred to the Company's name and the Company issued 5,200,000 restricted shares of common stock to Megadeposit.

d)   On April 26, 2006, the Company issued 16,000,000 restricted shares of common stock upon completion of due diligence related to the three agreements described above. The Company valued the shares using the guidance in SFAS No. 123R "Share Based Payments" and EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Accordingly, the issuance of the 16,000,000 restricted shares of common stock was valued at $5,620,000 using the closing price of the common stock on the measurement dates and applying a discount of 50% to account for the trading restriction condition. The acquisition has been accounted for as an asset purchase in accordance with EITF 98-3 "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business", as the prospecting licenses acquired are in the early stages of exploration and have no known reserves.

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

5.   Mineral Properties (continued)

Tanzania, Africa (continued)

e)   On April 27, 2006, the Company entered into a Strategic Alliance Agreement with Canaco Resources Inc. ("Canaco"), a Canadian public company. Under the terms of the agreement, Canaco paid $350,000 to the Company, and will provide technical management and fund the initial assessment of each of the prospects in Tanzania, in order to earn up to a 70% undivided interest in the prospects.

6.   Commitment

On January 9, 2006, the Company entered into a consulting agreement for a term of three months for consideration of $75,000 cash (paid in fiscal 2006 by a director of the Company) and 150,000 common shares (100,000 common shares transferred to the consultant by related parties during fiscal 2006. As at August 31, 2006, 50,000 common shares are owed to the consultant. The fair value of $50,000 for these common shares owed is included in accounts payable as at August 31, 2006.

7.   Subsequent Event

On October 5, 2006 the Company entered into an option agreement with Canaco Resources Inc. ("Canaco") whereby the Company granted Canaco the right to earn up to a 70% interest in Prospecting License 3117/2005 in Tanzania known as "Morogoro" held by the Company (see Note 5(a)). Under the option agreement Canaco has agreed to:

i)    make cash payments to the Company of $250,000, of which $50,000 is payable upon the approval of the board of directors of both companies and the TSX Venture Exchange, the stock exchange that Canaco's shares are listed on (such date is referred to as the "Effective Date"). An additional $75,000 is payable on the first anniversary of the Effective Date and an additional $125,000 is payable on the second anniversary of the Effective Date;

ii)    issue up to 800,000 of its common shares to the Company, of which 100,000 shares are issuable on the Effective Date, an additional 200,000 shares are issuable on the first anniversary of the Effective Date; and an additional 500,000 shares are issuable on the second anniversary of the Effective Date; and

iii)   commit to spend up to $2,000,000 in exploration expenses on the subject property prior to the third anniversary of the Effective Date (up to $250,000 in exploration expense prior to the first anniversary of the Effective Date, up to $750,000 in cumulative exploration expense prior to the second anniversary of the Effective Date, and up to $2,000,000 in cumulative exploration expense prior to the third anniversary of the Effective Date).

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

As of August 31, 2006 we had cash on hand of $7,846. We require at least $85,000 for our administrative operations for the next 12 months. The Company hopes to raise sufficient funding from the sale of our common stock to fund our operations for the next 12 months. If we are not successful in raising the necessary funding, we will not be able to continue our operations.

We are currently seeking opportunities to acquire other mineral exploration properties which, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities.

Results of Operations for the three months ended August 31, 2006

We did not earn any revenues during the three months ended August 31, 2006. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will commence exploration of mineral resources on our properties, or if we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the three months ended August 31, 2006, we incurred loss $224,587.

Liquidity and Capital Resources

We had cash of $7,846 as of August 31, 2006, compared with $2,115 as of May 31, 2006. The increase in cash position of $5,731 is due to a decrease of $294,269 provided by our operating and general activities being offset by $300,000 in investing activities.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal period ended August 31, 2006, the Company carried out an evaluation, under the supervision the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the U.S. Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer, and our Chief Financial Officer concluded that, as of August 31, 2006, our disclosure controls and procedures, related to internal control over financial reporting and the recording of certain equity and related party transactions, were not effective in light of the material weaknesses described below.

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

  Item 1.  Legal Proceedings

  None

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

  The following sets forth certain information regarding sales of equity securities that were either not registered under the Securities Act or not previously included in a Current Report on Form 8-K during the three months ended August 31, 2006:

  None.

  Item 3. Defaults upon Senior Securities

  None.

  Item 4.  Submission of Matters to a Vote of Security Holders

  None.

  Item 5.  Other Information.

  On October 5, 2006 the Company entered into an option agreement with Canaco Resources Inc. whereby the Company granted Canaco the right to earn up to a 70% interest in Prospecting License 3117/2005 in Tanzania known as "Morogoro" held by the Company. Under the option agreement Canaco has agreed to:

  (1)  make cash payment to Douglas Lake of US$250,000, of which US$50,000 is payable upon the approval of the board of directors of both companies and TSX Venture Exchange, the exchange that Canaco's shares are listed on (such date is referred to as the "Effective Date"), an additional US$75,000 is payable on the first anniversary of the Effective Date, and an additional US$125,000 is payable on the second anniversary of the Effective Date;

  (2)  issue up to 800,000 common shares to Douglas Lake, of which 100,000 shares are issuable on the Effective Date, an additional 200,000 shares are issuable on the first anniversary of the Effective Date; and an additional 500,000 shares are issuable on the second anniversary of the Effective Date; and

  (3)  commit to spend up to US$2,000,000 in exploration expenses in the subject property prior to the third anniversary of the Effective Date (up to US$250,000 in exploration expense prior to the first anniversary of the Effective Date, up to US$750,000 in cumulative exploration expense prior to the second anniversary of the Effective Date, and spend up to US$2,000,000 in cumulative exploration expense prior to the third anniversary of the Effective Date).

  A copy of the Option Agreement is attached as an exhibit to this Quarterly Report.

  Item 6.  Exhibits

Exhibit No.	Description of Exhibit
10.1	Option Agreement with Canaco Resources Inc.
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description of Exhibit
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DOUGLAS LAKE MINERALS INC.
Date: November 2, 2006	By: /s/ Harpreet S. Sangha Harpreet Singh Sangha, President and CEO
Date: November 2, 2006	By: /s/ Antonia Bold-de-Haughton Antonia Bold-de-Haughton, Chief Financial Officer