Form 10QSB
period 2006-11-30
Douglas Lake Minerals Inc.
filed 2007-01-22
CIK 1297223

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒
         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2006

☐
          Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number: 000-50907

DOUGLAS LAKE MINERALS INC.

(Name of small business issuer in its charter)

NEVADA

98-0430222

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

 Suite 808, 27 Alexander Street,
Vancouver, British Columbia, Canada

V6A 1B2

(Address of principal executive offices)

(Zip Code)

(604) 230-4930

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒
   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐
   No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  21,530,732 shares of common stock as of January 19, 2007.

Transitional Small Business Disclosure Format (check one):  Yes  ☐
   No  ☒

__________

DOUGLAS LAKE MINERALS INC.

Quarterly Report On Form 10-QSB

For The Quarterly Period Ended November 30, 2006

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended November 30, 2006 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the Securities and Exchange Commission (the "SEC").  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.               Financial Statements

The following unaudited interim financial statements of Douglas Lake Minerals Inc. ("Douglas Lake" or the "Company") are included in this Quarterly Report on Form 10-QSB:

Description

Page

Balance Sheets as at November 30, 2006 and May 31, 2006:

4

Interim Statements of Operations for the Three and Six Months ended November 30, 2006 and 2005 and for the period from January 5, 2004 (Date of Inception) to November 30, 2006:

5

Interim Statements of Cash Flows for the Six Months ended November 30, 2006 and 2005:

6

Notes to Interim Financial Statements:

7

__________

Douglas Lake Minerals, Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

 November 30,
2006
$

 May 31,
2006
$

(unaudited)

ASSETS

Current Assets

Cash

196,963

2,115

Prepaid expenses (Note 6(d))

71,698

-

Total Current Assets

268,661

2,115

Property and Equipment (Note 3)

133

333

Mineral Properties (Note 5)

-

350,000

Total Assets

268,794

352,448

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable

72,782

140,666

Accrued liabilities

550,000

-

Due to related parties (Note 4)

120,438

256,758

Total Liabilities

743,220

397,424

Commitments and Contingencies (Notes 1, 5 and 6)

Stockholders' Deficit

 Common Stock
   Authorized: 100,000,000 shares, $0.001 par value
Issued and outstanding: 21,380,732 shares

21,381

21,381

Additional Paid-in Capital

6,280,002

6,280,002

Common Stock Subscribed (Notes 5 and 7)

12,745,750

-

Donated Capital

107,500

106,000

Deficit Accumulated During the Exploration Stage

(19,629,059)

(6,452,359)

Total Stockholders' Deficit

(474,426)

(44,976)

Total Liabilities and Stockholders' Deficit

268,794

352,448

(The accompanying notes are an integral part of these financial statements)

Douglas Lake Minerals, Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

 Accumulated
from January 5, 2004 (Date of Inception) to

 For the Three Months
Ended

 For the Three Months
Ended

 For the Six Months
Ended

 For the Six Months
Ended

November 30,

November 30,

November 30,

November 30,

November 30,

2006

2006

2005

2006

2005

$

$

$

$

$

Revenue

-

-

-

-

-

Expenses

General and administrative

1,662,589

369,366

118,347

553,203

259,018

Impairment of mineral property costs

17,850,425

12,469,924

-

12,519,924

-

Mineral property costs

99,840

99,840

1,091

99,840

6,688

Rent (Note 4(d))

16,205

2,983

1,500

3,733

3,000

Total Expenses

19,629,059

12,942,113

120,938

13,176,700

268,706

Net Loss

(19,629,059)

(12,942,113)

(120,938)

(13,176,700)

(268,706)

Net Loss Per Share - Basic and Diluted

(0.61)

(0.03)

(0.62)

(0.06)

Weighted Average Shares Outstanding

21,381,000

4,683,000

21,381,000

4,369,000

(The accompanying notes are an integral part of these financial statements)

Douglas Lake Minerals, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

 For the Six
Months Ended
November 30,
2006
$

 For the Six
Months Ended
November 30,
2005
$

Operating Activities

Net loss for the period

(13,176,700)

(268,706)

    Adjustments to reconcile net loss to net cash used in
operating activities:

Amortization

200

200

Donated rent

1,500

-

Impairment of mineral property costs

11,969,924

-

Stock-based compensation

120,000

-

Changes in operating assets and liabilities:

Prepaid expenses

(71,698)

(7,500)

Accounts payable and accrued liabilities

482,116

16,936

Due to related parties

(136,320)

22,283

Net Cash Provided by Operating Activities

(810,978)

(236,787)

Investing Activities

Mineral property acquisition costs

(717,674)

-

Proceeds from mineral property option

350,000

-

Net Cash Used in Investing Activities

(367,674)

-

Financing Activities

 Proceeds from issuance of common stock

-

59,000

 Common stock subscribed

1,373,500

-

 Share issuance costs

-

(2,974)

Net Cash Provided By Financing Activities

1,373,500

56,026

Increase (Decrease) in Cash

194,848

(180,761)

Cash - Beginning of Period

2,115

201,600

Cash - End of Period

196,963

20,839

Non-cash Investing and Financing Activities

Amount owing pursuant to mineral license acquisition agreements

550,000

-

Fair value of shares to be issued for mineral licenses acquired

11,202,250

-

Supplemental Disclosures

Interest paid

-

-

Income taxes paid

-

-

(The accompanying notes are an integral part of these financial statements)

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at November 30, 2006, the Company has a working capital deficit of $474,559 and has accumulated losses of $19,629,059 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.       Summary of Significant Accounting Policies

a)     Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company's fiscal year-end is May 31.

b)     Interim Financial Statements

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

c)     Use of Estimates

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

d)     Basic and Diluted Net Income (Loss) Per Share

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

e)     Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

i)     Financial Instruments

The fair values of financial instruments including cash, accounts payable, loan payable, and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada and Africa resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

2.       Summary of Significant Accounting Policies (continued)

m)    Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

3.       Property and Equipment

November 30,

May 31,

2006

2006

Accumulated

Net Book

Net Book

Cost

Amortization

Value

Value

$

$

$

$

Office equipment

1,199

1,066

133

333

4.       Related Party Transactions

a)     As at November 30, 2006, the Company owed a former President of the Company $47,788 (May 31, 2006 - $47,788), which comprised of $35,350 in management fees, $7,500 in rent expense and $4,938 in travel expenses.

b)     During the period ended November 30, 2006, the Company incurred a total of $72,481 (2005 - $28,400) in consulting fees, $70,522 (2005 - $Nil) in travel expenses and $13,130 (2005 - $Nil) in promotion, to various directors and officers. As at November 30, 2006, various directors and officers were indebted to the Company in the amount of $2,350 (as at May 31, 2006, the Company was indebted to various officers and directors in the amount of $133,970).

c)     In January 2005, the Company entered into an agreement with a consultant for the provision of consulting services for a period of two years to pay him $10,000 per month ($120,000 per year) ending on January 1, 2007 (ended May 31, 2006). This consultant became a director of the Company effective April 7, 2006. During the period ended November 30, 2006, the Company incurred $NIL (2005 - $60,000) to this individual. As at November 30, 2006, the Company owed $75,000 (May 31, 2006 - $75,000) to this individual. During the period ended November 30, 2006, the individual resigned as a director of the Company.

d)     During the six month period ended November 30, 2006, the Company recognized a total of $1,500 (2005 - $NIL) for donated rent at $250 per month provided by a director of the Company.

e)     All amounts due to related parties are non-interest bearing, unsecured and due on demand.

5.       Mineral Properties

Squamish, BC, Canada

The Company entered into an Agreement dated April 11, 2004 to acquire a 100% interest in two mineral claims located near Squamish, British Columbia, Canada, in consideration for a cash payment of $7,500. The claims are subject to a 2.5% net smelter returns royalty and a 7.5% gross rock royalty. Advance royalty payments of $25,000 are due each year commencing April 17, 2007. As at November 30, 2006, the Company has incurred $15,549 towards mineral exploration costs related to these two mineral claims.

Tanzania, Africa

a)     On August 4, 2005, the Company entered into an Asset Purchase Agreement (the "KBT Agreement") with KBT Discovery Group Tanzania Ltd. ("KBT") to acquire three Prospecting Licenses, which cover an area of approximately 621 square kilometres in Tanzania, for an aggregate purchase price of $75,000 and 2,800,000 restricted shares of common stock. On November 10, 2005, the Company entered into an Amendment Agreement in which the number of shares to be issued was increased to 5,600,000 restricted shares of common stock. By the end of the fiscal year ended May 31, 2006, the Company had completed its due diligence and closed the agreement. At the first closing, Prospecting Licence No. 2810/2004, known as "Tabora", was transferred to the Company's name and the Company issued 5,600,000 restricted shares of common stock to KBT. The Prospecting Licence No. 3117/2005, known as "Morogoro", and Prospecting Licence No. 3118/2005, known as "KM 7", were in the name of Atlas Africa Limited ("Atlas"), a Tanzanian company. KBT had entered into an agreement with Atlas which gave KBT the right to prospect minerals under the Morogoro and KM 7 Prospecting Licenses and an option to enter into a joint venture with Atlas to prospect and mine minerals under the Morogoro and KM 7 Prospecting Licenses. KBT caused Atlas to terminate the joint venture agreements and transferred the Morogoro and KM 7 Prospecting Licenses to the Company's name and the Company paid KBT $75,000.  On July 19, 2006, the Company entered into a Letter of Amendment, whereby the Company paid $50,000 directly to Atlas, and is to have the $75,000 paid to KBT refunded to the Company.  During the six month period ended November 30, 2006, the Company received the $75,000 owed from KBT and paid the $50,000 to Atlas and recognized an impairment loss of $50,000 as there are no proven or probable reserves on any of the Tanzania properties.

5.       Mineral Properties (continued)

Tanzania, Africa (continued)

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

d)     On April 26, 2006, the Company issued 16,000,000 restricted shares of common stock upon completion of due diligence related to the three agreements described above. The Company valued the shares using the guidance in SFAS No. 123R "Share Based Payments" and EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Accordingly, the issuance of the 16,000,000 restricted shares of common stock was valued at $5,620,000. The acquisition has been accounted for as an asset purchase in accordance with EITF 98-3 "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business", as the prospecting licenses acquired are in the early stages of exploration and have no known reserves.

e)     On April 27, 2006, the Company entered into a Strategic Alliance Agreement with Canaco Resources Inc. ("Canaco"), a Canadian public company. Under the terms of the agreement, Canaco paid $350,000 to the Company, and will provide technical management and fund the initial assessment of each of the prospects in Tanzania, in order to earn up to a 70% undivided interest in the prospects. In connection with this agreement, the Company is required to issue 200,000 restricted shares of common stock. The Company valued the shares using the guidance in SFAS No. 123R and EITF 96-18. Accordingly, the 200,000 shares were valued at $176,000. The 200,000 shares have not been issued as at November 30, 2006, and $176,000 is included in common stock subscribed.

f)     On October 5, 2006 the Company entered into an option agreement with Canaco Resources Inc. ("Canaco") whereby the Company granted Canaco the right to earn up to a 70% interest in Prospecting License 3117/2005 in Tanzania known as "Morogoro" held by the Company (see Note 6(a)). Under the option agreement Canaco has agreed to:

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

5.       Mineral Properties (continued)

Tanzania, Africa (continued)

g)     On November 17, 2006, the Company entered into an Asset Purchase Agreement with Atlas to acquire Prospecting License No. 3920/2006, which covers an area of approximately 46.05 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $200,000 (paid) and 4,500,000 restricted shares of common stock. The Company valued the shares using the guidance in SFAS No. 123R and EITF 96-18. Accordingly, the 4,500,000 shares were valued at $3,172,500. The 4,500,000 shares have not been issued as of November 30, 2006, and $3,172,500 is included in common stock subscribed.

h)     On November 17, 2006, the Company entered into an Asset Purchase Agreement with HG to acquire six Prospecting Licenses, which cover an area of approximately 2,388.79 square kilometres in Tanzania. Prospecting License No.'s 3868/2006, 3671/2005, 3398/2005, 3105/2005, 3211/2005, and 2961/2004 were transferred to the Company's name on signing the agreement for an aggregate purchase price of $600,000 ("Cash Payment") and 4,000,000 restricted shares of common stock. The Cash Payment is to be made as follows: $150,000 (paid) on signing of the agreement and $150,000 payments at the end of each 90 day period thereafter until the consideration is paid in full. The Company valued the shares using the guidance in SFAS No. 123R and EITF 96-18. Accordingly, the 4,000,000 shares were valued at $2,820,000. The 4,000,000 shares have not been issued as at November 30, 2006, and $2,820,000 is included in common stock subscribed.

i)     On November 19, 2006, the Company entered into an Asset Purchase Agreement with Megadeposit to acquire five Prospecting Licenses, which cover an area of approximately 1,401 square kilometres in Tanzania. Prospecting License Renewal No.'s 3436/2005 and 2874/2004, and Prospecting License No.'s 3107/2005, 3916/2006, and 2956/2004 were transferred to the Company's name on signing the agreement for an aggregate purchase price of 4,000,000 restricted shares of common stock. The Company valued the shares using the guidance in SFAS No. 123R and EITF 96-18. Accordingly, the 4,000,000 shares were valued at $2,820,000. The 4,000,000 shares have not been issued as of November 30, 2006, and $2,820,000 is included in common stock subscribed.

j)     On November 20, 2006, the Company entered into an Asset Purchase Agreement with Sumayi Investment International Limited ("Sumayi") to acquire 75% ownership of four Gemstone Licenses, which cover an area of approximately 3.88 square kilometres in Tanzania. Gemstone Mining License No.'s 201/2005, 198/2005, 199/2005 and 202/2005 were transferred to the Company's name on signing the agreement for an aggregate purchase price of $100,000 payable one year from signing.

k)     On November 21, 2006, the Company entered into an Asset Purchase Agreement with Haperk Traders Limited ("Haperk") to acquire Prospecting License Renewal No. 2987/2005 and Prospecting License No. 3267/2005, which cover an area of approximately 658.44 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $62,500 (paid) and 1,000,000 restricted shares of common stock. The Company valued the shares using the guidance in SFAS No. 123R and EITF 96-18. Accordingly, the 1,000,000 shares were valued at $735,000. The 1,000,000 shares have not been issued as of November 30, 2006, and $735,000 is included in common stock subscribed.

l)     On November 21, 2006, the Company entered into an Asset Purchase Agreement with Sika Holdings Limited ("Sika") to acquire Prospecting License No. 2544/2004 which covers an area of approximately 4.83 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $60,000 (paid) and 750,000 restricted shares of common stock. The Company valued the shares using the guidance in SFAS No. 123R and EITF 96-18. Accordingly, the 750,000 shares were valued at $551,250. The 750,000 shares have not been issued as of November 30, 2006, and $551,250 is included in common stock subscribed.

5.       Mineral Properties (continued)

Tanzania, Africa (continued)

m)   On November 21, 2006, the Company entered into an Asset Purchase Agreement with KBT to acquire two Prospecting Licenses, which cover an area of approximately 1,119 square kilometres in Tanzania. Prospecting License No.'s 3899/2006, and 3900/2006 were transferred to the Company's name on signing the agreement for an aggregate purchase price of 200,000 restricted shares of common stock The Company valued the shares using the guidance in SFAS No. 123R and EITF 96-18. Accordingly, the 200,000 shares were valued at $147,000. The 200,000 shares have not been issued as of November 30, 2006, and $147,000 is included in common stock subscribed.

n)     On November 22, 2006, the Company entered into an Asset Purchase Agreement with Robert Nicolas to acquire Prospecting License No. 3907/2006, which covers an area of approximately 34.27 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $15,000 (paid) and 100,000 restricted shares of common stock. The Company valued the shares using the guidance in SFAS No. 123R and EITF 96-18. Accordingly, the 100,000 shares were valued at $73,000. The 100,000 shares have not been issued as of November 30, 2006, and $73,000 is included in common stock subscribed.

o)     On November 22, 2006, the Company entered into an Asset Purchase Agreement with Atupele A. Mwanjala and Naniel Kerrosi to acquire Prospecting License No. 2797/2004 which covers an area of approximately 28.8 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $20,000 (paid) and 100,000 restricted shares of common stock. The Company valued the shares using the guidance in SFAS No. 123R and EITF 96-18. Accordingly, the 100,000 shares were valued at $73,000. The 100,000 shares have not been issued as of November 30, 2006, and $73,000 is included in common stock subscribed.

p)     On November 29, 2006, the Company entered into an Asset Purchase Agreement with Ziko Farms Limited ("Ziko") to acquire four Prospecting Licenses, which cover an area of approximately 284.26 square kilometres in Tanzania. Prospecting License No.'s 2637/2004, 2638/2004, 2639/2004, and 3826/2005 were transferred to the Company's name on signing the agreement for an aggregate purchase price of $90,174 (paid) and 900,000 restricted shares of common stock. The Company valued the shares using the guidance in SFAS No. 123R and EITF 96-18. Accordingly, the 900,000 shares were valued at $634,500. The 900,000 shares have not been issued as of November 30, 2006, and $634,500 is included in common stock subscribed.

6.       Commitments

a)     The Company entered into a consulting agreement for a term of one year. On November 14, 2006, the Company agreed to pay $50,000 and issue 150,000 restricted shares of common stock ("Settlement Stock") to the consultant as settlement for the release of the Company's obligations as stated in the consulting agreement. The Company agreed to register the Settlement Stock within 11 months from the date the stock is issued if a registration statement is filed with the Securities and Exchange Commission in connection with any public offering of common stock. In the event the Settlement Stock is not registered for resale, the Company agreed to issue an additional 250,000 restricted shares of common stock to the consultant.  During the period ended November 30, 2006, the Company paid the consultant $50,000. As at November 30, 2006, 150,000 shares of common stock are owed to the consultant. The Company valued the shares using the guidance in SFAS No. 123R "Share Based Payments" and EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Accordingly, the 150,000 shares were valued at $120,000. As at November 30, 2006, $120,000 for the shares owed is included in common stock subscribed.

b)     On January 9, 2006, the Company entered into a consulting agreement for a term of three months for consideration of $75,000 cash (paid in fiscal 2006 by a director of the Company) and 150,000 shares of common stock (100,000 shares transferred to the consultant by related parties during fiscal 2006). As at November 30, 2006, 50,000 shares of common stock are owed to the consultant. As at November 30, 2006, $50,000 for these shares owed is included in common stock subscribed.

6.       Commitments (continued)

c)     On November 1, 2006, the Company entered into a consulting agreement for a term of three months in consideration of $17,500 cash. During the period ended November 30, 2006, the Company paid the consultant $7,500.

d)     On November 1, 2006, the Company entered into a consulting agreement for a term of seven months in consideration for $200,000 payable in advance. During the period ended November 30, 2006, the Company paid the consultant $100,000. As at November 30, 2006, $71,698 is included in prepaid expenses and will be recognized over the term of the agreement.

7.       Common Stock

The Company is in the process of raising funds through a private placement offering and has accepted stock subscriptions for 1,962,143 shares of common stock at $0.70 per share for gross proceeds of $1,373,500. The shares have not yet been issued.

8.     Subsequent Event

On December 20, 2006, the Company issued 150,000 shares of common stock to a consultant in relation to stock owed for past services as described in Note 6(a).

Item 2.               Management's Discussion and Analysis

As used in this Quarterly Report: (i) the terms "we", "us", "our" and the "Company" mean Douglas Lake Minerals Inc.; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Securities Act" refers to the Securities Act of 1933, as amended; (iv) "Exchange Act" refers to the Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our plan of operations, results of operations and financial condition as at and for the six months ended November 30, 2006 should be read in conjunction with our unaudited interim financial statements and related notes for the six months ended November 30, 2006 included in this Quarterly Report.

Overview

Our Business

We were incorporated on January 5, 2004 under the laws of the State of Nevada.  We are an exploration stage company engaged in the acquisition and exploration of mineral properties.  We currently own 31 mineral claims located in Tanzania, Africa through prospecting licences issued by the government of Tanzania.  These mineral claims do not contain any substantiated mineral deposits or reserves of minerals.  Minimal exploration has been carried out on these claims.  Accordingly, additional exploration of these mineral claims is required before any determination as to whether any commercially viable mineral deposit may exist on our mineral claims.  Our plan of operations is to carry out preliminary exploration work on our mineral claims in order to ascertain whether our mineral claims warrant advanced exploration to determine whether they possess commercially exploitable deposits of minerals.  We will not be able to determine whether or not any of our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

Our Mineral Claims

In April 2004, we acquired a 100% undivided mineral interest in the two mineral claims located in the Coast Range mountains in south-western British Columbia near Squamish, in the Lillooet Mining Divisions.  There were no mineral reserves on these mineral claims and our proposed exploration program was entirely exploratory in nature. In October 2006 these mineral claims expired and we will not be renewing these claims.

On August 4, 2005, we entered into an asset purchase agreement (the "KBT Agreement") with KBT Discovery Group Tanzania Ltd. ("KBT") to acquire three prospecting licenses, which cover an area of approximately 621 square kilometers in Tanzania, for an aggregate purchase price of $75,000 and 2,800,000 restricted shares of common stock. On November 10, 2005, we entered into an amendment agreement to the KBT Agreement pursuant to which the number of shares to be issued was increased to 5,600,000 restricted shares of common stock. Under the KBT Agreement, as amended, Prospecting Licence No. 2810/2004, known as Douglas Lake Minerals Inc. "Tabora", was transferred to us and we issued 5,600,000 restricted shares of common stock to KBT. Prospecting Licence No. 3117/2005, known as "Morogoro", and Prospecting Licence No. 3118/2005, known as "KM 7", were in the name of Atlas Africa Limited ("Atlas"), a Tanzanian company. KBT had entered into an agreement with Atlas which gave KBT the right to prospect minerals under the Morogoro and KM 7 Prospecting Licenses and an option to enter into a joint venture with Atlas to prospect and mine minerals under the Morogoro and KM 7 Prospecting Licenses. KBT caused Atlas to terminate this joint venture agreement and transferred the Morogoro and KM 7 Prospecting Licenses to us and we paid KBT $75,000.  On July 19, 2006, we entered into a Letter of Amendment, pursuant to which we paid $50,000 directly to Atlas, and the $75,000 paid to KBT was to be refunded to us.  During the six month period ended November 30, 2006, we received the $75,000 owed from KBT and paid the $50,000 to Atlas and recognized an impairment loss of $50,000 as there are no proven or probable reserves on any of the Tanzania properties.

On August 4, 2005, we entered into an asset purchase agreement (the "HG Agreement") with Hydro-Geos Consulting Group Tanzania Limited ("HG") to acquire Prospecting License No. 2683/2004 known as "Ashanti South East", which covers an area of approximately 210 square kilometers in Tanzania, for an aggregate purchase price of 2,600,000 restricted shares of common stock. On November 10, 2005, we entered into an amendment agreement to the HG Agreement pursuant to which the number of shares to be issued was increased to 5,200,000 restricted shares of common stock.  Pursuant to the terms of the HG Agreement, as amended, the Ashanti South East Prospecting License was transferred to us and we issued 5,200,000 restricted shares of common stock to HG.

On August 4, 2005, we entered into an asset purchase agreement (the "Megadeposit Agreement") with Megadeposit Explorers Limited ("Megadeposit") to acquire Prospecting Licence Renewal No. 2957/2005 known as "Green Hills South East", which covers an area of approximately 207 square kilometers in Tanzania, for an aggregate purchase price of 2,600,000 restricted shares of common stock. On November 10, 2005, we entered into an amendment agreement to the Megadeposit Agreement pursuant to which the number of shares to be issued was increased to 5,200,000 restricted shares of common stock. Under the Megadeposit Agreement, as amended, Prospecting License Green Hills South East was transferred to us and we issued 5,200,000 restricted shares of common stock to Megadeposit.

On April 27, 2006, we entered into a strategic alliance agreement (the "Strategic Alliance Agreement") with Canaco Resources Inc. ("Canaco"), a Canadian public company. Under the terms of the Strategic Alliance Agreement, Canaco paid $350,000 to us, and will provide technical management and fund the initial assessment of each of our claims in Tanzania, and can earn up to a 70% undivided interest in the claims.

On October 5, 2006, we entered into an option agreement (the "Option Agreement") with Canaco pursuant to which we granted Canaco the right to earn up to a 70% interest in Prospecting License 3117/2005 in Tanzania known as "Morogoro" held by us.  Under the Option Agreement Canaco has agreed to:

  make cash payments to us of $250,000, of which $50,000 is payable upon the approval of the Option Agreement by the board of directors of both companies and the TSX Venture Exchange (the stock exchange upon which Canaco's shares are listed; and such date being referred to as the "Effective Date"). An additional $75,000 is payable on the first anniversary of the Effective Date and an additional $125,000 is payable on the second anniversary of the Effective Date;

  issue up to 800,000 of its common shares to us, of which 100,000 shares are issuable on the Effective Date, an additional 200,000 shares are issuable on the first anniversary of the Effective Date; and an additional 500,000 shares are issuable on the second anniversary of the Effective Date; and

  spend up to $2,000,000 in exploration expenses on the subject property prior to the third anniversary of the Effective Date in the following manner: up to $250,000 in exploration expense prior to the first anniversary of the Effective Date, up to $750,000 in cumulative exploration expense prior to the second anniversary of the Effective Date, and up to $2,000,000 in cumulative exploration expense prior to the third anniversary of the Effective Date.

On November 17, 2006, we entered into an asset purchase agreement with Atlas to acquire Prospecting License No. 3920/2006, which covers an area of approximately 46.05 square kilometres in Tanzania. The license was transferred to us on signing the agreement for an aggregate purchase price of $200,000 (paid) and 4,500,000 restricted shares of common stock. The 4,500,000 shares have not been issued as of November 30, 2006.

On November 17, 2006, we entered into an asset purchase agreement with HG to acquire six Prospecting Licenses, which cover an area of approximately 2,388.79 square kilometers in Tanzania. Prospecting License No.'s 3868/2006, 3671/2005, 3398/2005, 3105/2005, 3211/2005, and 2961/2004 were transferred to us on signing the agreement for an aggregate purchase price of $600,000 (the "Cash Payment") and 4,000,000 restricted shares of common stock. The Cash Payment is to be made as follows: $150,000 (paid) on signing of the agreement and $150,000 in payments at the end of each 90 day period thereafter until the consideration is paid in full. The balance of the Cash Payment of $450,000 remains outstanding, and the 4,000,000 shares have not been issued as of November 30, 2006.

On November 19, 2006, we entered into an asset purchase agreement with Megadeposit to acquire five Prospecting Licenses, which cover an area of approximately 1,401 square kilometers in Tanzania. Prospecting License Renewal No.'s 3436/2005 and 2874/2004, and Prospecting License No.'s 3107/2005, 3916/2006, and 2956/2004 were transferred to us on signing the agreement for an aggregate purchase price of 4,000,000 restricted shares of common stock. The 4,000,000 shares have not been issued as of November 30, 2006.

On November 20, 2006, we entered into an asset purchase agreement with Sumayi Investment International Limited to acquire 75% ownership of four Gemstone Licenses, which cover an area of approximately 3.88 square kilometers in Tanzania. Gemstone Mining License No.'s 201/2005, 198/2005, 199/2005 and 202/2005 were transferred to us on signing the agreement for an aggregate purchase price of $100,000 payable 12 months from signing.

On November 21, 2006, we entered into an asset purchase agreement with Haperk Traders Limited to acquire Prospecting License Renewal No. 2987/2005 and Prospecting License No. 3267/2005, which cover an area of approximately 658.44 square kilometres in Tanzania. The license was transferred to us on signing the agreement for an aggregate purchase price of $62,500 (paid) and 1,000,000 restricted shares of common stock. The 1,000,000 shares have not been issued as of November 30, 2006.

On November 21, 2006, we entered into an asset purchase agreement with Sika Holdings Limited to acquire Prospecting License No. 2544/2004 which covers an area of approximately 4.83 square kilometers in Tanzania. The license was transferred to us on signing the agreement for an aggregate purchase price of $60,000 (paid) and 750,000 restricted shares of common stock. The 750,000 shares have not been issued as of November 30, 2006.

On November 21, 2006, we entered into an asset purchase agreement with KBT to acquire two Prospecting Licenses, which cover an area of approximately 1,119 square kilometers in Tanzania. Prospecting License No.'s 3899/2006, and 3900/2006 were transferred to us on signing the agreement for an aggregate purchase price of 200,000 restricted shares of common stock The 200,000 shares have not been issued as of November 30, 2006.

On November 22, 2006, we entered into an asset purchase agreement with Robert Nicolas to acquire Prospecting License No. 3907/2006, which covers an area of approximately 34.27 square kilometers in Tanzania. The license was transferred to us on signing the agreement for an aggregate purchase price of $15,000 (paid) and 100,000 restricted shares of common stock. The 100,000 shares have not been issued as of November 30, 2006.

On November 22, 2006, we entered into an asset purchase agreement with Atupele A. Mwanjala and Naniel Kerrosi to acquire Prospecting License No. 2797/2004 which covers an area of approximately 28.8 square kilometers in Tanzania. The license was transferred to us on signing the agreement for an aggregate purchase price of $20,000 (paid) and 100,000 restricted shares of common stock. The 100,000 shares have not been issued as of November 30, 2006.

On November 29, 2006, we entered into an asset purchase agreement with Ziko Farms Limited to acquire four Prospecting Licenses, which cover an area of approximately 284.26 square kilometers in Tanzania. Prospecting License No.'s 2637/2004, 2638/2004, 2639/2004, and 3826/2005 were transferred to us on signing the agreement for an aggregate purchase price of $90,174 (paid) and 900,000 restricted shares of common stock. The 900,000 shares have not been issued as of November 30, 2006.

Please see Note 5 to our interim financial statements included in this Quarterly Report for further information relating to our mineral properties in Tanzania.

We will require additional financing in order to pursue the exploration of our mineral claims to determine whether any mineral deposit exists on our minerals claims.  Even if we determine that a mineral deposit exists on any of our mineral claims, an economic evaluation must be completed before the economic viability of commercial exploitation of our mineral claims could be completed.  Both advanced exploration and an economic determination will be contingent upon the results of our preliminary exploration programs and our ability to raise additional financing in order to proceed with advanced exploration and an economic evaluation.  There is no assurance that we will be able to obtain any additional financing to fund our exploration activities.

Our Financial Condition

During the next 12 months we anticipate that we will not generate any revenue.  We had cash of $196,963 and a working capital deficit of $474,559 at November 30, 2006. Accordingly, we anticipate that we will require additional financing to enable us to pay our planned expenses for the next 12 months.

We are in the process of raising funds through a private placement offering of our shares of common stock. At November 30, 2006, subscriptions for 1,962,143 shares of common stock at $0.70 per share have been accepted, for gross proceeds of $1,373,500. We expect to complete the private placement in January, 2007.  However, there can be no assurance that we will complete the private placement or that the funds raised will be sufficient for us to pay our expenses for the next 12 months.

Plan of Operations

Our plan of operations for the next 12 months is to focus on the exploration of our mineral properties in Tanzania.  We are also seeking opportunities to acquire other mineral exploration properties that, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities. We anticipate that we will incur for the next 12 months:

(1)

$185,000 for exploration programs;

(2)

$150,000 for management and consulting expenses; and

(3)

$85,000 administration and operating expenses.

We are in the process of raising funds through a private placement offering of our shares of common stock. At November 30, 2006, subscriptions for 1,962,143 shares of common stock at $0.70 per share have been accepted, for gross proceeds of $1,373,500. We expect to complete the private placement in January, 2007.  However, there can be no assurance that we will complete the private placement or that the funds raised will be sufficient for us to pay our expenses for the next 12 months.

During the 12 month period following the date of this Quarterly Report, we anticipate that we will not generate any revenue.  Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations.  We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration program going forward.  In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail.  Even if we are successful in obtaining equity financing to fund our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims.  If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

We have entered into a Strategic Alliance Agreement with Canaco in respect of our mineral claims and may consider entering into additional joint venture arrangements to provide the required funding to develop the mineral claims. We have not undertaken any efforts to locate other joint venture partners for the mineral claims. Even if we determined to pursue another joint venture partner, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund the exploration of our mineral claims.  If we entered into another joint venture arrangement, we would likely have to assign a significant percentage of our interest in our mineral claims to the joint venture partner.

Results of Operations

Six Months Ended November 30, 2006 Compared to Six Months Ended November 30, 2005

The following table sets out our consolidated loss for the periods indicated:

Accumulated From January 5, 2004 (Date of Inception) to November 30, 2006

 Six Months Ended
November 30, 2006

Six Months Ended November 30, 2005

(Unaudited)

(Unaudited)

(Unaudited)

Expenses

 General and administrative

$ 1,662,589

$ 553,203

$ 259,018

 Impairment of mineral property costs

17,850,425

12,519,924

--

 Mineral property costs

99,840

99,840

6,688

 Rent

16,205

3,733

3,000

Net Loss

$ (19,629,059)

$ (13,176,700)

$ (268,706)

Revenues

We have had no operating revenues since our inception on January 5, 2004 to November 30, 2006.  We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Our general and administrative expenses in the six months ended November 30, 2006 increased to $553,203 from $259,018 in the prior period of 2005, primarily as a result of the acquisition of additional mineral claims.

Mineral Property Costs

In the six months ended November 30, 2006, we incurred $99,840 in mineral property costs, compared to mineral property costs of $6,688 in the prior period of 2005.  We expense our mineral property costs as they are incurred.

Rent

In the six months ended November 30, 2006, we paid an aggregate of $3,733 in rent compared to $3,000 in the prior period of 2005.

Net Loss

As a result of the above, our net loss for the six months ended November 30, 2006 was $13,176,700, compared to $268,706 in the prior period of 2005.

Liquidity and Capital Resources

We had cash of $196,963 as at November 30, 2006 and a working capital deficit of $474,559.  During the 12 month period following the date of this Quarterly Report, we anticipate that we will not generate any revenue.  Accordingly, we will be required to obtain additional financing in order to pay our planned expenses during the next 12 months.  We are in the process of raising funds through a private placement offering of our shares of common stock. At November 30, 2006, subscriptions for 1,962,143 shares of common stock at $0.70 per share have been accepted, for gross proceeds of $1,373,500. We expect to complete the private placement in January, 2007.  However, there can be no assurance that we will complete the private placement or that the funds raised will be sufficient for us to pay our expenses for the next 12 months.

We will be required to obtain additional financing in order to pursue our plan of operations.  We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration program going forward.  In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail.  Even if we are successful in obtaining equity financing to fund our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims.  If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

Cash Used in Operating Activities

Cash used in operating activities in the six months ended November 30, 2006 was $810,978, which reflected our net loss, compared to $236,787 in the prior period of 2005.  Operating activities used cash primarily relating to the payment of amounts due to certain related parties and the prepayment of expenses related to our operations.  We anticipate that cash used in operating activities will increase in 2007 as we pursue our plan of operations.

Cash Used In Investing Activities

In the six months ended November 30, 2006, investing activities used cash of $717,674 for the acquisition of various mineral licenses, partially offset by proceeds of $350,000 received from the mineral property option granted to Canaco.  There were no investing activities in the six months ended November 30, 2005.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock.  We are in the process of raising funds through a private placement offering of our shares and, at November 30, 2006, we had commitments for a total of $1,373,500 from subscriptions for our common stock.  In the six months ended November 30, 2005, we raised net proceeds of $56,026 from the sale of our common stock.

There can be no assurance that we will be able to complete the private placement of our shares.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to pursue our plan of operations, then we will not be able to continue our exploration of our mineral claims and our business will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report on our audited financial statements for the year ended May 31, 2006 that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements.  In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances.  Actual results could differ from those estimates made by management.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an  entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Item 3.               Controls And Procedures

As of the end of the fiscal period ended November 30, 2006, the Company carried out an evaluation, under the supervision the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  Based on this evaluation, our Chief Executive Officer, and our Chief Financial Officer concluded that, as of November 30, 2006, our disclosure controls and procedures, related to internal control over financial reporting and the recording of certain equity and related party transactions, were not effective in light of the material weaknesses described below.

We were advised by Manning Elliott LLP, our independent auditors, that during their performance of auditor review procedures related to our financial statements for the fiscal period ended November 30, 2006, they identified "material weaknesses" in our internal controls as defined in Statement on Auditing Standards No. 60, "Communication of Internal Control Related Matters Noted in an Audit" ("SAS 60"). The Company is in the process of rectifying the material weaknesses which are described below:

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

  We disclosed in our Current Report on Form 8-K filed in October 2006 that shares issued pursuant to a consulting agreement by a related party were not initially recorded in our financial statements. This resulted in a restatement of our financial statements for the three and nine months ended February 28, 2006, and the fiscal year ended May 31, 2006.

Inadequate entity level controls. We do not have effective entity level controls. These weaknesses include:

      weaknesses in the risk assessment controls, including the lack of adequate mechanisms for anticipating and identifying financial reporting risks; and for reacting to changes in the operating environment that could have a potential effect on financial reporting; and

      weaknesses in monitoring controls, including the lack of adequate staffing and procedures to ensure periodic evaluations of internal controls to ensure that appropriate personnel regularly obtain evidence that controls are functioning effectively and that identified control deficiencies are timely remedied.

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

Our disclosure controls and procedures are designed to ensure that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to reasonably assure that such information is accumulated and communicated to our management, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all error and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been prevented or detected.

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

PART II - OTHER INFORMATION

Item 1.               Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 2.               Unregistered Sales of Equity Securities

None.

Item 3.               Defaults Upon Senior Securities

None.

Item 4.               Submission of Matters to a Vote of Securities Holders

None.

Item 5.               Other Information

None.

Item 6.               Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

 Exhibit
Number

Description of Exhibit

31.1

Rule 13a-14(a)/15(d)-14(a) Certifications of Chief Executive Officer and Chief Financial Officer.

32.1

18 U.S.C. Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 DOUGLAS LAKE MINERALS INC.

 Per:

 /s/ "Harpreet S. Sangha"
 ________________________________
Harpreet S. Sangha
President, Chief Executive Officer, Principal Executive Officer and a director
Date: January 19, 2007.

__________