Form 10QSB
period 2007-02-28
Douglas Lake Minerals Inc.
filed 2007-04-23
CIK 1297223

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒
          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2007

☐
          Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number: 000-50907

DOUGLAS LAKE MINERALS INC.

(Name of small business issuer in its charter)

Nevada

98-0430222

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

 Suite 500, 602 West Hastings Street,
Vancouver, British Columbia, Canada

V6B 1P2

(Address of principal executive offices)

(Zip Code)

(604) 488-0855

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  35,325,151 shares of common stock as of April 19, 2007.

Transitional Small Business Disclosure Format (check one):  Yes  ☐
   No  ☒

__________

DOUGLAS LAKE MINERALS INC.

Quarterly Report On Form 10-QSB

For The Quarterly Period Ended February 28, 2007

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended February 28, 2007 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the Securities and Exchange Commission (the "SEC").  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

The following unaudited interim financial statements of Douglas Lake Minerals Inc. ("Douglas Lake" or the "Company") are included in this Quarterly Report on Form 10-QSB:

Douglas Lake Minerals, Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

 February 28,
2007
$

 May 31,
2006
$

(unaudited)

ASSETS

Current Assets

Cash

20,023

2,115

Prepaid expenses (Note 6(d))

98,649

-

Total Current Assets

118,672

2,115

Property and Equipment (Note 3)

33

333

Mineral Properties (Note 5)

-

350,000

Total Assets

118,705

352,448

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable

173,631

140,666

Accrued liabilities

550,000

-

Due to related parties (Note 4)

142,283

256,758

Total Liabilities

865,914

397,424

Commitments and Contingencies (Notes 1, 5 and 6)

Stockholders' Deficit

 Common Stock
   Authorized: 100,000,000 shares, $0.001 par value
Issued and outstanding: 35,301,009 and 21,380,732 shares

35,301

21,381

Additional Paid-in Capital

16,147,032

6,280,002

Common Stock Subscribed (Notes 5, 6(b) and 7)

3,192,400

-

Donated Capital

108,250

106,000

Deficit Accumulated During the Exploration Stage

(20,230,192)

(6,452,359)

Total Stockholders' Deficit

(747,209)

(44,976)

Total Liabilities and Stockholders' Deficit

118,705

352,448

The accompanying notes are an integral part of these financial statements.

Douglas Lake Minerals, Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

 Accumulated
from January 5, 2004 (Date of Inception) to

 For the Three Months
Ended

 For the Three Months
Ended

 For the Nine Months
Ended

 For the Nine Months
Ended

February 28,

February 28,

February 28,

February 28,

February 28,

2007

2007

2006

2007

2006

$

$

$

$

$

Revenue

-

-

-

-

-

Expenses

General and administrative

2,262,972

600,383

248,761

1,153,586

507,779

    Impairment of mineral
property costs

17,850,425

-

-

12,519,924

-

Mineral property costs

99,840

-

19,600

99,840

26,288

Rent (Note 4(d))

16,955

750

1,500

4,483

4,500

Total Expenses

20,230,192

601,133

269,861

13,777,833

538,567

Net Loss

(20,230,192)

(601,133)

(269,861)

(13,777,833)

(538,567)

Net Loss Per Share - Basic and Diluted

(0.02)

(0.05)

(0.60)

(0.11)

Weighted Average Shares Outstanding

26,547,000

5,381,000

23,084,000

4,707,000

The accompanying notes are an integral part of these financial statements.

Douglas Lake Minerals, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

 For the Nine
Months Ended
February 28,
2007
$

 For the Nine
Months Ended
February 28,
2006
$

Operating Activities

Net loss for the period

(13,777,833)

(538,567)

 Adjustments to reconcile net loss to net cash used in
operating activities:

Amortization

300

300

Donated services and expenses

2,250

50,000

Impairment of mineral property costs

12,519,924

-

Stock-based compensation

120,000

-

Changes in operating assets and liabilities:

Prepaid expenses

(98,649)

(32,500)

Accounts payable and accrued liabilities

82,965

145,787

Due to related parties

(114,475)

127,548

Net Cash Provided by Operating Activities

(1,265,518)

(247,432)

Investing Activities

 Mineral property acquisition costs

(767,674)

-

 Proceeds from mineral property option

350,000

-

Net Cash Used in Investing Activities

(417,674)

-

Financing Activities

 Proceeds from issuance of common stock

1,484,200

59,000

 Common stock subscribed

216,900

-

 Share issuance costs

-

(2,974)

Net Cash Provided By Financing Activities

1,701,100

56,026

Increase (Decrease) in Cash

17,908

(191,406)

Cash - Beginning of Period

2,115

201,600

Cash - End of Period

20,023

10,194

Non-cash Investing and Financing Activities

 Amount owing pursuant to mineral license acquisition agreements

550,000

-

 Common shares issued for mineral licenses acquired

8,276,750

-

 Common shares subscribe for mineral licenses acquired

2,925,500

-

Supplemental Disclosures

 Interest paid

-

-

 Income taxes paid

-

-

The accompanying notes are an integral part of these financial statements.

Douglas Lake Minerals, Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at February 28, 2007, the Company has a working capital deficit of $747,242 and has accumulated losses of $20,230,192 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's plans for the next twelve months are to focus on the exploration of its mineral properties in Tanzania and estimates that cash requirements of approximately $420,000 will be required for exploration and administration costs. There can be no assurance that the Company will be able to raise sufficient funds to pay the expected expenses for the next twelve months. On April 19, 2007, the Company entered into a non-binding letter of intent with Canaco Resources Inc. ("Canaco") which contemplates the acquisition of the Company by Canaco pursuant to a plan of arrangement under the Canada Business Corporations Act.  Refer to Note 8.

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

c)   Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to stock-based compensations, donated services and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts,

Douglas Lake Minerals, Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

2.   Summary of Significant Accounting Policies (continued)

historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

e)   Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

i)   Financial Instruments

The fair values of financial instruments including cash, accounts payable, accrued liabilities and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada and Africa resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree  of volatility of these rates. Currently, the Company does not use derivative

Douglas Lake Minerals, Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

2.   Summary of Significant Accounting Policies (continued)

instruments to reduce its exposure to foreign currency risk.

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

k)   Foreign Currency Translation

The functional and reporting currency of the Company is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation" using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars, Euros and British Pounds. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

l)   Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R "Share Based Payments", using the fair value method. The Company has not issued any stock options since its inception.

m)   Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115".  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

Douglas Lake Minerals, Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

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

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

Douglas Lake Minerals, Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

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

3.   Property and Equipment

February 28,

May 31,

2007

2006

Accumulated

Net Book

Net Book

Cost

Amortization

Value

Value

$

$

$

$

Office equipment

1,199

1,166

33

333

4.   Related Party Transactions

a)   As at February 28, 2007, the Company owed a former President of the Company $47,788 (May 31, 2006 - $47,788), which comprised of $35,350 in management fees, $7,500 in rent expense and $4,938 in travel expenses.

b)   During the nine month period ended February 28, 2007, the Company incurred a total of $122,081 (2006 - $62,600) in consulting fees, $166,432 (2006 - $Nil) in travel expenses and $18,766 (2006 - $Nil) in promotion, to various directors and officers. As at February 28, 2007, the Company was indebted to various directors and officers in the amount of $19,495 (May 31, 2006 - $133,970).

c)   In January 2005, the Company entered into an agreement with a consultant for the provision of consulting services for a period of two years to pay him $10,000 per month ($120,000 per year) ending on January 1, 2007 (ended May 31, 2006). This consultant became a director of the Company effective April 7, 2006. During the nine month period ended February 28, 2007, the Company incurred $NIL (2006 - $60,000) to this individual. As at February 28, 2007, the Company owed $75,000 (May 31, 2006 - $75,000) to this individual. During the nine month period ended February 28, 2007, the individual resigned as a director of the Company.

d)   During the nine month period ended February 28, 2007, the Company recognized a total of $2,250 (2006 - $NIL) for donated rent at $250 per month provided by a director of the Company.

e)   All amounts due to related parties are non-interest bearing, unsecured and due on demand.

Douglas Lake Minerals, Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

5.   Mineral Properties

Squamish, BC, Canada

The Company entered into an Agreement dated April 11, 2004 to acquire a 100% interest in two mineral claims located near Squamish, British Columbia, Canada, in consideration for a cash payment of $7,500. The claims are subject to a 2.5% net smelter returns royalty and a 7.5% gross rock royalty. Advance royalty payments of $25,000 are due each year commencing April 17, 2007. As at February 28, 2007, the Company has incurred $15,549 towards mineral exploration costs related to these two mineral claims.

Tanzania, Africa

a)   On August 4, 2005, the Company entered into an Asset Purchase Agreement (the "KBT Agreement") with KBT Discovery Group Tanzania Ltd. ("KBT") to acquire three Prospecting Licenses, which cover an area of approximately 621 square kilometres in Tanzania, for an aggregate purchase price of $75,000 and 2,800,000 restricted shares of common stock. On November 10, 2005, the Company entered into an Amendment Agreement in which the number of shares to be issued was increased to 5,600,000 restricted shares of common stock. By the end of the fiscal year ended May 31, 2006, the Company had completed its due diligence and closed the agreement. At the first closing, Prospecting Licence No. 2810/2004, known as "Tabora", was transferred to the Company's name and the Company issued 5,600,000 restricted shares of common stock to KBT. The Prospecting Licence No. 3117/2005, known as "Morogoro", and Prospecting Licence No. 3118/2005, known as "KM 7", were in the name of Atlas Africa Limited ("Atlas"), a Tanzanian company. KBT had entered into an agreement with Atlas which gave KBT the right to prospect minerals under the Morogoro and KM 7 Prospecting Licenses and an option to enter into a joint venture with Atlas to prospect and mine minerals under the Morogoro and KM 7 Prospecting Licenses. KBT caused Atlas to terminate the joint venture agreements and transferred the Morogoro and KM 7 Prospecting Licenses to the Company's name and the Company paid KBT $75,000.  On July 19, 2006, the Company entered into a Letter of Amendment, whereby the Company paid $50,000 directly to Atlas, and is to have the $75,000 paid to KBT refunded to the Company.  During the nine month period ended February 28, 2007, the Company received the $75,000 owed from KBT and paid the $50,000 to Atlas and recognized an impairment loss of $50,000 as there are no proven or probable reserves on any of the Tanzania properties.

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

Douglas Lake Minerals, Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

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

e)   On April 27, 2006, the Company entered into a Strategic Alliance Agreement with Canaco Resources Inc. ("Canaco"), a Canadian public company. Under the terms of the agreement, Canaco paid $350,000 to the Company, and will provide technical management and fund the initial assessment of each of the prospects in Tanzania, in order to earn up to a 70% undivided interest in the prospects. In connection with this agreement, the Company is required to issue 200,000 restricted shares of common stock. The Company valued the shares using the guidance in SFAS No. 123R and EITF 96-18. Accordingly, the 200,000 shares were valued at $176,000. The 200,000 shares have not been issued as at February 28, 2007, and $176,000 is included in common stock subscribed.

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

Douglas Lake Minerals, Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

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

g)   On November 17, 2006, the Company entered into an Asset Purchase Agreement with Atlas to acquire Prospecting License No. 3920/2006, which covers an area of approximately 46.05 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $200,000 (paid) and 4,500,000 restricted shares of common stock. The Company valued the shares using the guidance in SFAS No. 123R and EITF 96-18. Accordingly, the 4,500,000 shares were valued at $3,172,500. At February 28, 2007, the Company issued 1,500,000 shares and the remaining 3,000,000 shares at the fair value of $2,115,000 is included in common stock subscribed.

h)   On November 17, 2006, the Company entered into an Asset Purchase Agreement with HG to acquire six Prospecting Licenses, which cover an area of approximately 2,388.79 square kilometres in Tanzania. Prospecting License No.'s 3868/2006, 3671/2005, 3398/2005, 3105/2005, 3211/2005, and 2961/2004 were transferred to the Company's name on signing the agreement for an aggregate purchase price of $600,000 ("Cash Payment") and 4,000,000 restricted shares of common stock. The Cash Payment is to be made as follows: $150,000 (paid) on signing of the agreement and $150,000 payments at the end of each 90 day period thereafter until the consideration is paid in full. The Company valued the shares using the guidance in SFAS No. 123R and EITF 96-18. Accordingly, the 4,000,000 shares were valued at $2,820,000. At February 28, 2007, the Company has issued the 4,000,000 shares.

i)   On November 19, 2006, the Company entered into an Asset Purchase Agreement with Megadeposit to acquire five Prospecting Licenses, which cover an area of approximately 1,401 square kilometres in Tanzania. Prospecting License Renewal No.'s 3436/2005 and 2874/2004, and Prospecting License No.'s 3107/2005, 3916/2006, and 2956/2004 were transferred to the Company's name on signing the agreement for an aggregate purchase price of 4,000,000 restricted shares of common stock. The Company valued the shares using the guidance in SFAS No. 123R and EITF 96-18. Accordingly, the 4,000,000 shares were valued at $2,820,000. At February 28, 2007, the Company has issued the 4,000,000 shares.

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

k)   On November 21, 2006, the Company entered into an Asset Purchase Agreement with Haperk Traders Limited ("Haperk") to acquire Prospecting License Renewal No. 2987/2005 and Prospecting License No. 3267/2005, which cover an area of approximately 658.44 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $62,500 (paid) and 1,000,000 restricted shares of common stock. The Company valued the shares using the guidance in SFAS No. 123R and EITF 96-18. Accordingly, the 1,000,000 shares were valued at $735,000. At February 28, 2007, the Company has issued the 1,000,000 shares.

Douglas Lake Minerals, Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

5.   Mineral Properties (continued)

Tanzania, Africa (continued)

l)   On November 21, 2006, the Company entered into an Asset Purchase Agreement with Sika Holdings Limited ("Sika") to acquire Prospecting License No. 2544/2004 which covers an area of approximately 4.83 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $60,000 (paid) and 750,000 restricted shares of common stock. The Company valued the shares using the guidance in SFAS No. 123R and EITF 96-18. Accordingly, the 750,000 shares were valued at $551,250. At February 28, 2007, the Company has issued the 750,000 shares.

m)   On November 21, 2006, the Company entered into an Asset Purchase Agreement with KBT to acquire two Prospecting Licenses, which cover an area of approximately 1,119 square kilometres in Tanzania. Prospecting License No.'s 3899/2006, and 3900/2006 were transferred to the Company's name on signing the agreement for an aggregate purchase price of 200,000 restricted shares of common stock The Company valued the shares using the guidance in SFAS No. 123R and EITF 96-18. Accordingly, the 200,000 shares were valued at $147,000. At February 28, 2007, the Company has issued the 200,000 shares.

n)   On November 22, 2006, the Company entered into an Asset Purchase Agreement with Robert Nicolas to acquire Prospecting License No. 3907/2006, which covers an area of approximately 34.27 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $15,000 (paid) and 100,000 restricted shares of common stock. The Company valued the shares using the guidance in SFAS No. 123R and EITF 96-18. Accordingly, the 100,000 shares were valued at $73,000. At February 28, 2007, the Company has issued the 100,000 shares.

o)   On November 22, 2006, the Company entered into an Asset Purchase Agreement with Atupele A. Mwanjala and Naniel Kerrosi to acquire Prospecting License No. 2797/2004 which covers an area of approximately 28.8 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $20,000 (paid) and 100,000 restricted shares of common stock. The Company valued the shares using the guidance in SFAS No. 123R and EITF 96-18. Accordingly, the 100,000 shares were valued at $73,000. At February 28, 2007, the Company has issued the 100,000 shares.

p)   On November 29, 2006, the Company entered into an Asset Purchase Agreement with Ziko Farms Limited ("Ziko") to acquire four Prospecting Licenses, which cover an area of approximately 284.26 square kilometres in Tanzania. Prospecting License No.'s 2637/2004, 2638/2004, 2639/2004, and 3826/2005 were transferred to the Company's name on signing the agreement for an aggregate purchase price of $90,174 (paid) and 900,000 restricted shares of common stock. The Company valued the shares using the guidance in SFAS No. 123R and EITF 96-18. Accordingly, the 900,000 shares were valued at $634,500. The 900,000 shares have not been issued as of February 28, 2007, and $634,500 is included in common stock subscribed.

Douglas Lake Minerals, Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

6.   Commitments

a)   The Company entered into a consulting agreement for a term of one year. On November 14, 2006, the Company agreed to pay $50,000 and issue 150,000 restricted shares of common stock ("Settlement Stock") to the consultant as settlement for the release of the Company's obligations as stated in the consulting agreement. The Company agreed to register the Settlement Stock within 11 months from the date the stock is issued if a registration statement is filed with the Securities and Exchange Commission in connection with any public offering of common stock. In the event the Settlement Stock is not registered for resale, the Company agreed to issue an additional 250,000 restricted shares of common stock to the consultant.  During the period ended February 28, 2007, the Company paid the consultant $50,000 and issued 150,000 shares of common stock to the consultant. The Company valued the shares using the guidance in SFAS No. 123R "Share Based Payments" and EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Accordingly, the 150,000 shares were valued at $120,000.

b)   On January 9, 2006, the Company entered into a consulting agreement for a term of three months for consideration of $75,000 cash (paid in fiscal 2006 by a director of the Company) and 150,000 shares of common stock (100,000 shares transferred to the consultant by related parties during fiscal 2006). As at February 28, 2007, 50,000 shares of common stock are owed to the consultant. As at February 28, 2007, $50,000 for these shares owed is included in common stock subscribed.

c)   On November 1, 2006, the Company entered into a consulting agreement for a term of seven months in consideration for $200,000 payable in advance. During the period ended February 28, 2007, the Company paid the consultant $200,000. As at February 28, 2007, $86,792 is included in prepaid expenses and will be recognized over the term of the agreement.

d)   On February 1, 2007, the Company entered into a consulting agreement for a term of five months in consideration of $5,000 cash per month. At February 28, 2007, $5,000 is included in accounts payable.

7.   Common Stock

a)   The Company is in the process of raising funds through a private placement offering and has accepted stock subscriptions for 17,000 shares of common stock at $0.70 per share for cash proceeds of $11,900. The shares have not yet been issued.

b)   The Company accepted stock subscriptions for 292,857 shares of common stock at $0.70 per share for cash proceeds of $205,000.  The shares have not yet been issued.

c)   On January 26, 2007, the Company issued 2,120,277 shares of common stock at $0.70 per share for cash proceeds of $1,484,200.

d)   On January 26, 2007, the Company issued 11,650,000 shares of common stock pursuant to the asset purchase agreements as described in Note 5(g) - (o).

e)   On December 20, 2006, the Company issued 150,000 shares of common stock to a consultant in relation to stock owed for past services.  Refer to Note 6(a).

Douglas Lake Minerals, Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

8.   Subsequent Events

The Company entered into a non-binding letter of intent with Canaco dated April 19, 2007 which contemplates the acquisition of the Company by Canaco pursuant to a plan of arrangement under the Canada Business Corporations Act. Canaco is a Canadian publicly traded company listed on the TSX Venture Exchange. It is proposed that the acquisition will be effected by way of a triangular merger whereby Canaco will cause a wholly-owned special purpose subsidiary to be merged into the Company and the Company's shareholders will exchange their existing shares of common stock of the Company for shares of Canaco common stock.

The parties will negotiate in good faith to agree on the definitive terms of a formal agreement, including purchase price, exchange ratio, and due diligence requirements. In no event will the number of shares issued to the shareholders of the Company exceed 99.9% of the number of shares of Canaco issued and outstanding immediately prior to the consummation of the proposed transaction. The plan of arrangement will be made subject to various conditions, including applicable regulatory approval and approval by the stockholders of the Company and Canaco. The letter of intent provides that there is a standstill agreement ending June 30, 2007. There is a risk that the parties will not reach an agreement and the transaction will not complete, in which case Canaco has agreed to a two-year standstill arrangement.

Item 2.          Management's Discussion and Analysis

As used in this Quarterly Report: (i) the terms "we", "us", "our" and the "Company" mean Douglas Lake Minerals Inc.; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Exchange Act" refers to the United States Securities Exchange Act of 1934, as amended; and (iv) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our plan of operations, results of operations and financial condition as at and for the nine months ended February 28, 2007 should be read in conjunction with our unaudited interim financial statements and related notes for the nine months ended February 28, 2007 included in this Quarterly Report and our Annual Report on Form 10-KSB for the year ended May 31, 2006, including our annual audited financial statements included therein.

Overview

Our Business

We were incorporated on January 5, 2004 under the laws of the State of Nevada.  We are an exploration stage company engaged in the acquisition and exploration of mineral properties.  We currently own 31 mineral claims located in Tanzania, Africa, through prospecting licences issued by the government of Tanzania.  These mineral claims do not contain any substantiated mineral deposits or reserves of minerals.  Minimal exploration has been carried out on these claims.  Accordingly, additional exploration of these mineral claims is required before any determination as to whether any commercially viable mineral deposit may exist on our mineral claims.  Our plan of operations is to carry out preliminary exploration work on our mineral claims in order to ascertain whether our mineral claims warrant advanced exploration to determine whether they possess commercially exploitable deposits of minerals.  We will not be able to determine whether or not any of our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

Our Mineral Claims

In April 2004, we acquired a 100% undivided mineral interest in the two mineral claims located in the Coast Range mountains in south-western British Columbia near Squamish, in the Lillooet Mining Divisions.  There were no mineral reserves on these mineral claims and our proposed exploration program was entirely exploratory in nature. In October 2006, these mineral claims expired and we have not renewed these claims.

On August 4, 2005, we entered into an Asset Purchase Agreement (the "KBT Agreement") with KBT Discovery Group Tanzania Ltd. ("KBT") to acquire three prospecting licenses, which cover an area of approximately 621 square kilometers in Tanzania, for an aggregate purchase price of $75,000 and 2,800,000 restricted shares of common stock. On November 10, 2005, we entered into an amendment agreement to the KBT Agreement pursuant to which the number of shares to be issued was increased to 5,600,000 restricted shares of common stock. Under the KBT Agreement, as amended, Prospecting Licence No. 2810/2004, known as Douglas Lake Minerals Inc. "Tabora", was transferred to us and we issued 5,600,000 restricted shares of common stock to KBT. Prospecting Licence No. 3117/2005, known as "Morogoro", and Prospecting Licence No. 3118/2005, known as "KM 7", were in the name of Atlas Africa Limited ("Atlas"), a Tanzanian company. KBT had entered into an agreement with Atlas which gave KBT the right to prospect minerals under the Morogoro and KM 7 Prospecting Licenses and an option to enter into a joint venture with Atlas to prospect and mine minerals under the Morogoro and KM 7 Prospecting Licenses. KBT caused Atlas to terminate this joint venture agreement and transferred the Morogoro and KM 7 Prospecting Licenses to us and we paid KBT $75,000.  On July 19, 2006, we entered into a Letter of Amendment, pursuant to which we paid $50,000 directly to Atlas, and the $75,000 paid to KBT was to be refunded to us.  During the nine month period ended February 28, 2007, we received the $75,000 owed from KBT and paid the $50,000 to Atlas and recognized an impairment loss of $50,000 as there are no proven or probable reserves on any of the Tanzania properties.

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

On April 27, 2006, we entered into a strategic alliance agreement (the "SA Agreement") with Canaco Resources Inc. ("Canaco"), a Canadian public company. Under the terms of the SA Agreement, Canaco paid $350,000 to us and will provide technical management and fund the initial assessment of each of our claims in Tanzania, and can earn up to a 70% undivided interest in the claims.  In connection with this agreement, the Company is required to issue 200,000 shares.  As at February 28, 2007, these shares have not been issued.

On October 5, 2006, we entered into an option agreement (the "Option Agreement") with Canaco pursuant to which we granted Canaco the right to earn up to a 70% interest in Prospecting License 3117/2005 in Tanzania known as "Morogoro" held by us.  Under the Option Agreement Canaco has agreed to:

(a)       make cash payments to us of $250,000, of which $50,000 is payable upon the approval of the Option Agreement by the board of directors of both companies and the TSX Venture Exchange (the stock exchange upon which Canaco's shares are listed; and such date being referred to as the "Effective Date"). An additional $75,000 is payable on the first anniversary of the Effective Date and an additional $125,000 is payable on the second anniversary of the Effective Date;

(b)       issue up to 800,000 of its common shares to us, of which 100,000 shares are issuable on the Effective Date, an additional 200,000 shares are issuable on the first anniversary of the Effective Date; and an additional 500,000 shares are issuable on the second anniversary of the Effective Date; and

(c)       spend up to $2,000,000 in exploration expenses on the subject property prior to the third anniversary of the Effective Date in the following manner: up to $250,000 in exploration expense prior to the first anniversary of the Effective Date, up to $750,000 in cumulative exploration expense prior to the second anniversary of the Effective Date and up to $2,000,000 in cumulative exploration expense prior to the third anniversary of the Effective Date.

On November 17, 2006, we entered into an Asset Purchase Agreement with Atlas to acquire Prospecting License No. 3920/2006, which covers an area of approximately 46.05 square kilometres in Tanzania. The license was transferred to us on signing the agreement for an aggregate purchase price of $200,000 (paid) and 4,500,000 restricted shares of common stock.  As at February 28, 2007, the Company has issued 1,500,000 shares of the 4,500,000 shares that are issuable under the agreement.

On November 17, 2006, we entered into an Asset Purchase Agreement with HG to acquire six Prospecting Licenses, which cover an area of approximately 2,388.79 square kilometers in Tanzania. Prospecting License No.'s 3868/2006, 3671/2005, 3398/2005, 3105/2005, 3211/2005 and 2961/2004 were transferred to us on signing the agreement for an aggregate purchase price of $600,000 (the "Cash Payment") and 4,000,000 restricted shares of common stock. The Cash Payment is to be made as follows: $150,000 (paid) on signing of the agreement and $150,000 in payments at the end of each 90 day period thereafter until the consideration is paid in full. The balance of the Cash Payment of $450,000 remains outstanding, and the 4,000,000 shares have been issued as of February 28, 2007.

On November 19, 2006, we entered into an Asset Purchase Agreement with Megadeposit to acquire five Prospecting Licenses, which cover an area of approximately 1,401 square kilometers in Tanzania. Prospecting License Renewal No.'s 3436/2005 and 2874/2004, and Prospecting License No.'s 3107/2005, 3916/2006, and 2956/2004 were transferred to us on signing the agreement for an aggregate purchase price of 4,000,000 restricted shares of common stock. The 4,000,000 shares have been issued as of February 28, 2007.

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

On November 21, 2006, we entered into an Asset Purchase Agreement with Haperk Traders Limited to acquire Prospecting License Renewal No. 2987/2005 and Prospecting License No. 3267/2005, which cover an area of approximately 658.44 square kilometres in Tanzania. The license was transferred to us on signing the agreement for an aggregate purchase price of $62,500 (paid) and 1,000,000 restricted shares of common stock. The 1,000,000 shares have been issued as of February 28, 2007.

On November 21, 2006, we entered into an Asset Purchase Agreement with Sika Holdings Limited to acquire Prospecting License No. 2544/2004, which covers an area of approximately 4.83 square kilometers in Tanzania. The license was transferred to us on signing the agreement for an aggregate purchase price of $60,000 (paid) and 750,000 restricted shares of common stock. The 750,000 shares have been issued as of February 28, 2007.

On November 21, 2006, we entered into an Asset Purchase Agreement with KBT to acquire two Prospecting Licenses, which cover an area of approximately 1,119 square kilometers in Tanzania. Prospecting License No.'s 3899/2006 and 3900/2006 were transferred to us on signing the agreement for an aggregate purchase price of 200,000 restricted shares of common stock.  The 200,000 shares have been issued as of February 28, 2007.

On November 22, 2006, we entered into an Asset Purchase Agreement with Robert Nicolas to acquire Prospecting License No. 3907/2006, which covers an area of approximately 34.27 square kilometers in Tanzania. The license was transferred to us on signing the agreement for an aggregate purchase price of $15,000 (paid) and 100,000 restricted shares of common stock. The 100,000 shares have been issued as of February 28, 2007.

On November 22, 2006, we entered into an Asset Purchase Agreement with Atupele A. Mwanjala and Naniel Kerrosi to acquire Prospecting License No. 2797/2004, which covers an area of approximately 28.8 square kilometers in Tanzania. The license was transferred to us on signing the agreement for an aggregate purchase price of $20,000 (paid) and 100,000 restricted shares of common stock. The 100,000 shares have been issued as of February 28, 2007.

On November 29, 2006, we entered into an Asset Purchase Agreement with Ziko Farms Limited to acquire four Prospecting Licenses, which cover an area of approximately 284.26 square kilometers in Tanzania. Prospecting License No.'s 2637/2004, 2638/2004, 2639/2004 and 3826/2005 were transferred to us on signing the agreement for an aggregate purchase price of $90,174 (paid) and 900,000 restricted shares of common stock. The 900,000 shares have not been issued as of February 28, 2007.

Please see Note 5 to our interim financial statements included in this Quarterly Report for further information relating to our mineral properties in Tanzania.

We will require additional financing in order to pursue the exploration of our mineral claims to determine whether any mineral deposit exists on our mineral claims.  Even if we determine that a mineral deposit exists on any of our mineral claims, an economic evaluation must be completed before the economic viability of commercial exploitation of our mineral claims could be completed.  Both advanced exploration and an economic determination will be contingent upon the results of our preliminary exploration programs and our ability to raise additional financing in order to proceed with advanced exploration and an economic evaluation.  There is no assurance that we will be able to obtain any additional financing to fund our exploration activities.

Our Financial Condition

During the next 12 months we anticipate that we will not generate any revenue.  We had cash of $20,023 and a working capital deficit of $747,242 at February 28, 2007. We anticipate that we will require additional financing to enable us to pay our planned expenses for the next 12 months.

We are in the process of raising funds through a private placement offering of our shares of common stock. On January 26, 2007, the Company issued 2,120,277 shares of common stock at $0.70 per share for proceeds of $1,484,200. As at February 28, 2007, the Company has accepted subscriptions for 309,857 shares of common stock at $0.70 per share for proceeds of $216,900. On March 6, 2007, the Company issued 24,142 shares of common stock at $0.70 per share for proceeds of $16,900 which was received prior to February 28, 2007.  We expect to complete the private placement in May, 2007.  However, there can be no assurance that we will complete the private placement or that the funds raised will be sufficient for us to pay our expenses for the next 12 months.

Plan of Operations

Our plan of operations for the next 12 months is to focus on the exploration of our mineral properties in Tanzania.  We are also seeking opportunities to acquire other mineral exploration properties that, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities. We anticipate that we will incur for the next 12 months:

(a)       $185,000 for exploration programs;

(b)       $150,000 for management and consulting expenses; and

(c)       $85,000 administration and operating expenses.

We are in the process of raising funds through a private placement offering of our shares of common stock. On January 26, 2007, the Company issued 2,120,277 shares of common stock at $0.70 per share for proceeds of $1,484,200. As at February 28, 2007, the Company has accepted subscriptions for 309,857 shares of common stock at $0.70 per share for proceeds of $216,900. On March 6, 2007, the Company issued 24,142 shares of common stock at $0.70 per share for proceeds of $16,900 which was received prior to February 28, 2007.  We expect to complete the private placement in May, 2007.  However, there can be no assurance that we will complete the private placement or that the funds raised will be sufficient for us to pay our expenses for the next 12 months.

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

We have entered into a SA Agreement with Canaco in respect of our mineral claims and may consider entering into additional joint venture arrangements to provide the required funding to develop the mineral claims.  We have not undertaken any efforts to locate other joint venture partners for the mineral claims. Even if we determined to pursue another joint venture partner, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund the exploration of our mineral claims.  If we entered into another joint venture arrangement, we would likely have to assign a significant percentage of our interest in our mineral claims to the joint venture partner.

Results of Operations

Nine Months Ended February 28, 2007 Compared to Nine Months Ended February 28, 2006

The following table sets out our loss for the periods indicated:

Accumulated From January 5, 2004 (Date of Inception) to February 28, 2007

 Nine Months Ended
February 28, 2007

 Nine Months Ended
February 28, 2006

(Unaudited)

(Unaudited)

(Unaudited)

Expenses

 General and administrative

$2,262,972

$1,153,586

$507,779

 Impairment of mineral property costs

17,850,425

12,519,924

-

 Mineral property costs

99,840

99,840

26,288

 Rent

16,955

4,483

4,500

Net Loss

$(20,230,192)

$(13,777,833)

$(538,567)

Revenues

We have had no operating revenues since our inception on January 5, 2004 to February 28, 2007.  We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Our general and administrative expenses in the nine months ended February 28, 2007 increased to $1,153,586 from $507,779 in the prior period of 2006, primarily as a result of increased operations due to the acquisition of additional mineral claims.

Mineral Property Costs

In the nine months ended February 28, 2007, we incurred mineral property costs of $98,840, compared to mineral property costs of $26,288 in the prior period of 2006.  We expense our mineral property costs as they are incurred.

Rent

In the nine months ended February 28, 2007, we paid an aggregate of $4,483 in rent compared to $4,500 in the prior period of 2006.

Net Loss

As a result of the above, our net loss for the nine months ended February 28, 2007 was $13,777,833, compared to $538,567 in the prior period of 2006.

Liquidity and Capital Resources

We had cash of $20,023 as at February 28, 2007 and a working capital deficit of $747,242.  During the 12 month period following the date of this Quarterly Report, we anticipate that we will not generate any revenue.  Accordingly, we will be required to obtain additional financing in order to pay our planned expenses during the next 12 months.  We are in the process of raising funds through a private placement offering of our shares of common stock. On January 26, 2007, the Company issued 2,120,277 shares of common stock at $0.70 per share for proceeds of $1,484,200. As at February 28, 2007, the Company has accepted subscriptions for 309,857 shares of common stock at $0.70 per share for proceeds of $216,900. On March 6, 2007, the Company issued 24,142 shares of common stock at $0.70 per share for proceeds of $16,900 which was received prior to February 28, 2007.  We expect to complete the private placement in May, 2007.  However, there can be no assurance that we will complete the private placement or that the funds raised will be sufficient for us to pay our expenses for the next 12 months.

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

Cash Used in Operating Activities

Cash used in operating activities in the nine months ended February 28, 2007 was $1,265,518, which reflected our net loss, compared to $247,432 in the prior period of 2006.  Operating activities used cash primarily relating to the payment of amounts due to certain related parties and the prepayment of expenses related to our operations.  We anticipate that cash used in operating activities will increase in 2007 as we pursue our plan of operations.

Cash Used In Investing Activities

In the nine months ended February 28, 2007, investing activities used cash of $417,674 as a result of mineral property acquisition costs, partially offset by proceeds received from the mineral property option granted to Canaco.  There were no investing activities in the nine months ended February 28, 2006.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock.  We are in the process of raising funds through a private placement offering of our shares and, at April 19, 2007, we had commitments for a total of $1,701,100 from subscriptions for our common stock.  In the nine months ended February 28, 2007, we raised proceeds of $1,701,100, compared to $56,026 in the prior period of 2006, from the sale of and subscriptions for our common stock.

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

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements.  In general, management's estimates are based on current facts, historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from those estimates made by management.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to stock based compensation, donated services and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Foreign Currency Translation

The functional and reporting currency of the Company is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation" using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars, Euros and British Pounds. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115".  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

Item 3.           Controls And Procedures

As of the end of the fiscal period ended February 28, 2007, the Company carried out an evaluation, under the supervision the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  Based on this evaluation, our Chief Executive Officer, and our Chief Financial Officer concluded that, as of February 28, 2007, our disclosure controls and procedures, related to internal control over financial reporting and the recording of certain equity and related party transactions, were not effective in light of the material weaknesses described below.

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

The Board of Directors has overall responsibility for establishing and maintaining an effective system for risk assessment and internal control. The Board has adopted a work plan for its activities, in which the mutual division of work between the members of the Board is defined. The day-to-day work of maintaining an effective internal control environment and continuous risk assessment in respect of financial reporting has been delegated to the CEO and CFO.

We are in the process of reviewing and strengthening our internal control procedures and intend to pursue actions to ensure all aspects of our controls related to all our equity transactions. Such actions include but are not necessarily limited to the following:

(a)       we utilize an outside consulting firm (Lancaster and David) to help review all equity transactions and assist in the implementation of appropriate review and supervision controls to ensure the proper and timely recording of equity transactions; and

(b)       we perform extensive internal review and approval of all equity transactions and ensure proper supporting documentation is maintained.

Inadequate entity level controls.  We do not have effective entity level controls. These weaknesses include:

(a)       weaknesses in the risk assessment controls, including the lack of adequate mechanisms for anticipating and identifying financial reporting risks; and for reacting to changes in the operating environment that could have a potential effect on financial reporting; and

(b)       weaknesses in monitoring controls, including the lack of adequate staffing and procedures to ensure periodic evaluations of internal controls to ensure that appropriate personnel regularly obtain evidence that controls are functioning effectively and that identified control deficiencies are timely remedied.

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

  We have implemented procedures such that all material agreements and contracts entered into by the Company are approved by the Board of Directors.

  Refer to the response in the above section on inadequate entity level controls.

Inadequate controls over related party transactions/operating expenses.  We do not have adequate procedures and controls to ensure that related party transactions including those which affect operating expense transactions are accurately recorded in the correct period, and that any resulting adjusting entries are accurately and timely recorded in our general ledger. As a result, material post-closing adjustments were posted to our general ledger.

  We have implemented internal control procedures to ensure our all related party transactions including those which affect operating expenses are recorded in the period in which they are incurred.

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

__________

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 2.          Unregistered Sales of Equity Securities

Previously reported in our Current Report on Form 8-K filed with the SEC on January 31, 2007.

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

__________

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS LAKE MINERALS INC.

 Dated:  April 19, 2007.
Per:

/s/ Harpreet S. Sangha
Harpreet S. Sangha
President, Chief Executive Officer, Principal Executive Officer and a director
Date: April 19, 2007.

__________