Form 10KSB
period 2007-05-31
Douglas Lake Minerals Inc.
filed 2007-09-13
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 000-50907

DOUGLAS LAKE MINERALS INC.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0430222 (I.R.S. Employer Identification No.)
Suite 400, 1445 West Georgia Street, Vancouver, British Columbia, Canada (Address of principal executive offices)	V6G 2T3 (Zip Code)
(604) 669-0323 Issuer's telephone number

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes    X        No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                  No    X

State issuer's revenues for its most recent fiscal year:                    Nil

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed based upon the closing price of the Company's common stock on September 12, 2007 was $11,278,746.

The number of shares outstanding of the issuer's common stock as of September 12, 2007 was 35,610,865.

__________

_________

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this Annual Report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and other factors. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this Annual Report under "Risk Factors". These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this Annual Report. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this Annual Report are made as of the date of this Annual Report and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

_________

PART I

ITEM 1:           DESCRIPTION OF BUSINESS

As used in this Annual Report: (i) the terms "we", "us", "our", "Douglas Lake" and the "Company" mean Douglas Lake Minerals Inc.; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Securities Act" refers to the United States Securities Act of 1933, as amended; (iv) "Exchange Act" refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

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

On August 4, 2005, we entered into an Asset Purchase Agreement (the "KBT Agreement") with KBT Discovery Group Tanzania Ltd. ("KBT") to acquire three prospecting licenses, which cover an area of approximately 621 square kilometers in Tanzania, for an aggregate purchase price of $75,000 and 2,800,000 restricted shares of common stock. On November 10, 2005, we entered into an amendment agreement to the KBT Agreement pursuant to which the number of shares to be issued was increased to 5,600,000 restricted shares of common stock. Under the KBT Agreement, as amended, Prospecting Licence No. 2810/2004, known as Douglas Lake Minerals Inc. "Tabora", was transferred to us and we issued 5,600,000 restricted shares of common stock to KBT. Prospecting Licence No. 3117/2005, known as "Morogoro", and Prospecting Licence No. 3118/2005, known as "KM 7", were in the name of Atlas Africa Limited ("Atlas"), a Tanzanian company. KBT had entered into an agreement with Atlas which gave KBT the right to prospect minerals under the Morogoro and KM 7 Prospecting Licenses and an option to enter into a joint venture with Atlas to prospect and mine minerals under the Morogoro and KM 7 Prospecting Licenses. KBT caused Atlas to terminate this joint venture agreement and transferred the Morogoro and KM 7 Prospecting Licenses to us and we paid KBT $75,000. On July 19, 2006, we entered into a Letter of Amendment, pursuant to which we paid $50,000 directly to Atlas, and the $75,000 paid to KBT was to be refunded to us. During the year ended May 31, 2007, we received the $75,000 owed from KBT and paid the $50,000 to Atlas and recognized an impairment loss of $50,000 as there are no proven or probable reserves on any of the Tanzania properties.

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

On April 27, 2006, we entered into a strategic alliance agreement (the "SA Agreement") with Canaco Resources Inc. ("Canaco"), a Canadian public company. Under the terms of the SA Agreement, Canaco paid $350,000 to us and will provide technical management and fund the initial assessment of each of our claims in Tanzania, and can earn up to a 70% undivided interest in the claims. In connection with this agreement, the Company is required to issue 200,000 shares. As at May 31, 2007, these shares have not been issued.

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

On November 17, 2006, we entered into an Asset Purchase Agreement with Atlas to acquire Prospecting License No. 3920/2006, which covers an area of approximately 46.05 square kilometres in Tanzania. The license was transferred to us on signing the agreement for an aggregate purchase price of $200,000 (paid) and 4,500,000 restricted shares of common stock. As at May 31, 2007, the Company has issued 1,500,000 shares of the 4,500,000 shares that are issuable under the agreement.

On November 17, 2006, we entered into an Asset Purchase Agreement with HG to acquire six Prospecting Licenses, which cover an area of approximately 2,388.79 square kilometers in Tanzania. Prospecting License No.'s 3868/2006, 3671/2005, 3398/2005, 3105/2005, 3211/2005 and 2961/2004 were transferred to us on signing the agreement for an aggregate purchase price of $600,000 (the "Cash Payment") and 4,000,000 restricted shares of common stock. The Cash Payment is to be made as follows: $150,000 (paid) on signing of the agreement and $150,000 in payments at the end of each 90 day period thereafter until the consideration is paid in full. The balance of the Cash Payment of $450,000 remains outstanding, and the 4,000,000 shares have been issued as of May 31, 2007.

On November 19, 2006, we entered into an Asset Purchase Agreement with Megadeposit to acquire five Prospecting Licenses, which cover an area of approximately 1,401 square kilometers in Tanzania. Prospecting License Renewal No.'s 3436/2005 and 2874/2004, and Prospecting License No.'s 3107/2005, 3916/2006, and 2956/2004 were transferred to us on signing the agreement for an aggregate purchase price of 4,000,000 restricted shares of common stock. The 4,000,000 shares have been issued as of May 31, 2007.

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

On November 21, 2006, we entered into an Asset Purchase Agreement with Haperk Traders Limited to acquire Prospecting License Renewal No. 2987/2005 and Prospecting License No. 3267/2005, which cover an area of approximately 658.44 square kilometres in Tanzania. The license was transferred to us on signing the agreement for an aggregate purchase price of $62,500 (paid) and 1,000,000 restricted shares of common stock. The 1,000,000 shares have been issued as of May 31, 2007.

On November 21, 2006, we entered into an Asset Purchase Agreement with Sika Holdings Limited to acquire Prospecting License No. 2544/2004, which covers an area of approximately 4.83 square kilometers in Tanzania. The license was transferred to us on signing the agreement for an aggregate purchase price of $60,000 (paid) and 750,000 restricted shares of common stock. The 750,000 shares have been issued as of May 31, 2007.

On November 21, 2006, we entered into an Asset Purchase Agreement with KBT to acquire two Prospecting Licenses, which cover an area of approximately 1,119 square kilometers in Tanzania. Prospecting License No.'s 3899/2006 and 3900/2006 were transferred to us on signing the agreement for an aggregate purchase price of 200,000 restricted shares of common stock. The 200,000 shares have been issued as of May 31, 2007.

On November 22, 2006, we entered into an Asset Purchase Agreement with Robert Nicolas to acquire Prospecting License No. 3907/2006, which covers an area of approximately 34.27 square kilometers in Tanzania. The license was transferred to us on signing the agreement for an aggregate purchase price of $15,000 (paid) and 100,000 restricted shares of common stock. The 100,000 shares have been issued as of May 31, 2007.

On November 22, 2006, we entered into an Asset Purchase Agreement with Atupele A. Mwanjala and Naniel Kerrosi to acquire Prospecting License No. 2797/2004, which covers an area of approximately 28.8 square kilometers in Tanzania. The license was transferred to us on signing the agreement for an aggregate purchase price of $20,000 (paid) and 100,000 restricted shares of common stock. The 100,000 shares have been issued as of May 31, 2007.

On November 29, 2006, we entered into an Asset Purchase Agreement with Ziko Farms Limited to acquire four Prospecting Licenses, which cover an area of approximately 284.26 square kilometers in Tanzania. Prospecting License No.'s 2637/2004, 2638/2004, 2639/2004 and 3826/2005 were transferred to us on signing the agreement for an aggregate purchase price of $90,174 (paid) and 900,000 restricted shares of common stock. The 900,000 shares have been issued subsequent to May 31, 2007.

Exploration Activities

All of our properties are in the exploration stage. Pursuant to the SA Agreement, Canaco is performing an initial technical assessment of the mineral potential of our mineral properties. We have not conducted any drilling on our properties and none of our properties has been determined to contain any mineral deposits or reserves.

Mineral exploration and development involves a high degree of risk and few properties, which are explored, are ultimately developed into producing mines. There is no assurance that our mineral exploration activities will result in any discoveries of commercial bodies of ore. Our long-term profitability is directly related to the cost and success of our exploration programs, which may be affected by a number of factors beyond our control.

Plan of Operations

Our plan of operations for the next 12 months is to focus on the exploration of our mineral properties in Tanzania. We are also seeking opportunities to acquire other mineral exploration properties that, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities. We anticipate that we will require for the next 12 months:

(a)       $1,500,000 for exploration programs;

(b)       $1,015,000 for management and consulting expenses; and

(c)       $85,000 administration and operating expenses.

At May 31, 2007, we had cash of $4,509 and a working capital deficit of $1,074,724. We do not have sufficient funds to pursue our plan of operations for the next 12 months. We are in the process of raising funds through a private placement offering of our shares of common stock. However, there can be no assurance that we will complete the private placement or that the funds raised will be sufficient for us to pay our expenses for the next 12 months.

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

Compliance with Government Regulation

We are subject to local laws and regulation governing the exploration, development, mining, production, importing and exporting of minerals; taxes; labor standards; occupational health; waste disposal; protection of the environment; mine safety; toxic substances; and other matters. We require licenses and permits to conduct exploration and mining operations. Amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation thereof could have a material adverse impact on our Company. Applicable laws and regulations will require us to make certain capital and operating expenditures to initiate new operations. Under certain circumstances, we may be required to close an operation once it is started until a particular problem is remedied or to undertake other remedial actions. This would have a material adverse effect on our results and financial condition.

The Company's mineral interests in Tanzania are held under prospecting licenses granted pursuant to the Mining Act, 1998 (Tanzania) for an initial period of three years and a prospecting licence reconnaissance issued for initial periods of two years, and are renewable in two successive periods of two years only. We must pay annual rental fees for our prospecting licenses at a rate of $20.00 per square kilometer. There is also an initial one-time "preparation fee" of $200.00 per license. Upon renewal, we pay a fee of $200.00 per license. Renewals of our prospecting licenses can take many months and even years to process by the regulatory authority in Tanzania.

All prospecting licenses in Tanzania require the holder to employ and train local residents, typically amounting to $5,000 per year, and make exploration expenditures, as set out in the Mining Act, 1998 (Tanzania). At each renewal, at least 50% of our licensed area must be relinquished. If we wish to keep the relinquished one-half portion, we must file a new application for the relinquished portion.

The geographical area covered by a prospecting license ("PL") may contain one or more previously granted primary mining licenses (a "PML"). A PLM is a mining license granted only to a Tanzanian citizen consisting of an area of approximately 8 hectares. Once a PL is granted, no additional PMLs can be granted within the geographical area covered by the PL. The PL is subject to the rights of previously granted and existing PMLs. The holder of a PL will have to work around the geographical area of the PML unless the PL holder acquires the PML and any rights to the land covered by the PML.

We must hold a mining license to carry on mining activities, which are granted only to the holder of a prospecting license covering a particular area. A mining license is granted for a period of 25 years or the life of the mine. It is renewable for a period not exceeding 15 years. We do not hold any mining licenses, only prospecting licenses. Prospecting and mining license holders must submit regular reports in accordance with mining regulations. Upon commercial production, the government of Tanzania imposes a royalty on the gross value of all production at the rate of 3% of all gold produced. The applicable regulatory body in Tanzania is the Ministry of Energy and Minerals.

In July 1999, environmental management and protection regulations under the Mining Act, 1998 (Tanzania) came into force. An environmental impact statement and an environmental management plan must accompany special mining license, mining license and gemstone mining license applications for mineral rights. In addition to the establishment of environmental regulations, the Tanzanian government has improved management procedures for effective monitoring and enforcement of these regulations by strengthening the institutional capacity, especially in the field offices. The government has provided rules for the creation of reclamation funds to reinstate land to alternative uses after mining and it has developed guidelines for mining in restricted areas, such as forest reserves, national parks, near sources of water and other designated areas. These regulations have not had any material effect on our operations to date.

Competition

We operate in a highly competitive industry, competing with other mining and exploration companies, and institutional and individual investors, which are actively seeking minerals exploration properties throughout the world together with the equipment, labour and materials required to exploit such properties. Many of our competitors have financial resources, staff and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to cost effectively acquire prime minerals exploration prospects and then exploit such prospects. Competition for the acquisition of minerals exploration properties is intense, with many properties available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring, exploring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable minerals exploration properties will be available for acquisition, exploration and development.

Employees

We have no significant employees other than our officers and directors. We plan to retain independent geologists and consultants on a contract basis to conduct the work programs on our mineral properties in order to carry out our plan of operations.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Risk Factors

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this Annual Report in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below may not be all of the risks facing our company. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations. You could lose all or part of your investment due to any of these risks.

We are a recently organized business with a limited operating history.

We were incorporated in January 2004 and have a limited operating history which makes it difficult to evaluate the investment merits of our Company. As of May 31, 2007, we had incurred losses since inception of $22,795,305. There can be no assurance that we will be profitable in the future.

We could be required to rescind an offering of our shares.

On January 23, 2006, the Pennsylvania Securities Commission ("PSC") issued an inquiry letter to the Company. The inquiry alleged that the Company offered and sold securities to investors without being in compliance with Regulation D and without registration. The PSC notified us that an acceptable course of action was for us to offer the Pennsylvania state residents an opportunity to rescind their investment with us. While the Pennsylvania state residents have rejected our offer to repurchase their shares, we do not plan to make the same offer to our other US investors, residents of California, or our British Columbia resident investors. The offering consisted of a total of 38 investors, 35 of which are residents of British Columbia and the total amount of money paid to us to acquire common stock during this offering was $397,000. If the investors invoked their rescission right or if any securities commission requires us to offer a right of rescission to the rest of the investors, we may have to refund up to $388,600.

We may not be able to continue as a going concern if we do not obtain additional financing.

Our independent accountants' audit report states that there is substantial doubt about our ability to continue as a going concern. We have incurred only losses since our inception raising substantial doubt about our ability to continue as a going concern. Therefore, our ability to continue as a going concern is highly dependent upon obtaining additional financing for our planned operations. There can be no assurance that we will be able to raise any additional funds, in the amounts required or on terms favourable to us.

We rely on consultants and engineers to perform our exploration activities.

We rely on Canaco Resources Inc., our joint venture partner, to perform initial technical assessments of the mineral potential of our properties. Although Canaco has committed to spend up to $2 million over the next two years performing initial technical assessments of the mineral potential of our properties, substantial expenditures will be required to develop the exploration infrastructure at any site chosen for exploration, to establish ore reserves through drilling, to carry out environmental and social impact assessments, and to develop metallurgical processes to extract the metal from the ore. We may not be able to discover minerals in sufficient quantities to justify commercial operation, and we may not be able to obtain funds required for exploration on a timely basis. Accordingly, you could lose your entire investment.

We have incurred net losses since our inception and expect losses to continue.

We have not been profitable since our inception. For the fiscal year ended May 31, 2007, we had a net loss of $16,342,946 and an accumulated deficit of $22,795,305. We have not generated revenues from operations and do not expect to generate revenues from operations until one or more of our properties is placed in production. There is a risk that none of our properties will be placed in production, and that our operations will not be profitable in the future and you could lose your entire investment.

Our exploration activities are highly speculative and involve substantial risks.

All of our mineral properties are in the exploration stage and no proven mineral reserves have been established. Our exploration work may not result in the discovery of mineable deposits of ore in a commercially economical manner. There may be limited availability of water, which is essential to mining operations, and interruptions may be caused by adverse weather conditions. Our operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air quality standards, pollution and other environmental protection controls. Our exploration activities are subject to substantial hazards, some of which are not insurable or may not be insured for economic reasons. Any of these factors could have a material adverse effect on our results and financial condition.

We cannot accurately predict whether commercial quantities of ores will be established.

Whether an ore body will be commercially viable depends on a number of factors beyond our control, including the particular attributes of the deposit such as size, grade and proximity to infrastructure, as well as mineral prices and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. We cannot predict the exact effect of these factors, but the combination of these factors may result in a mineral deposit being unprofitable which would have a material adverse effect on our business. We have no mineral producing properties at this time. We have not defined or delineated any proven or probable reserves or resources on any of our properties.

We may not be able to establish the presence of minerals on a commercially viable basis.

Our ability to generate revenues and profits is expected to occur through exploration and development of our existing properties as well as through acquisitions of interests in new properties. We will need to incur substantial expenditures in an attempt to establish the economic feasibility of mining operations by identifying mineral deposits and establishing ore reserves through drilling and other techniques, developing metallurgical processes to extract metals from ore, designing facilities and planning mining operations. The economic feasibility of a project depends on numerous factors beyond our control, including the cost of mining and production facilities required to extract the desired minerals, the total mineral deposits that can be mined using a given facility, the proximity of the mineral deposits to a user of the minerals, and the market price of the minerals at the time of sale. Our existing or future exploration programs or acquisitions may not result in the identification of deposits that can be mined profitably and you could lose your entire investment.

Our competition is intense in all phase of our business.

We operate in a highly competitive industry, competing with other mining and exploration companies, and institutional and individual investors, which are actively seeking minerals exploration properties throughout the world together with the equipment, labour and materials required to exploit such properties. Many of our competitors have financial resources, staff and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to cost effectively acquire prime minerals exploration prospects and then exploit such prospects. Competition for the acquisition of minerals exploration properties is intense, with many properties available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring, exploring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable minerals exploration properties will be available for acquisition, exploration and development.

Our exploration activities are subject to various local laws and regulations

We are subject to local laws and regulation governing the exploration, development, mining, production, importing and exporting of minerals; taxes; labor standards; occupational health; waste disposal; protection of the environment; mine safety; toxic substances; and other matters. We require licenses and permits to conduct exploration and mining operations. Amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation thereof could have a material adverse impact on our Company. Applicable laws and regulations will require us to make certain capital and operating expenditures to initiate new operations. Under certain circumstances, we may be required to close an operation once it is started until a particular problem is remedied or to undertake other remedial actions. This would have a material adverse effect on our results and financial condition.

We have uninsurable risks.

We may be subject to unforeseen hazards such as unusual or unexpected formations and other conditions. We may become subject to liability for pollution, cave-ins or hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

We depend on key management personnel.

The success of our operations and activities is dependent to a significant extent on the efforts and abilities of our management including Harpreet Sangha, President and Chief Executive Officer, Hon. Joseph Rugumyamheto, Chairman, and Antonia Bold-de-Haughton, Chief Financial Officer. We do not have employment contracts with, and we do not maintain key-man life insurance on, our President and Chief Executive Officer, Chairman or Chief Financial Officer. A loss of any of them could adversely affect our business.

We are subject to the volatility of metal and mineral prices.

The economics of developing metal and mineral properties are affected by many factors beyond our control including, without limitation, the cost of operations, variations in the grade ore or resource mined, and the price of such resources. The market prices of the metals for which we are exploring are highly speculative and volatile. Depending on the price of gold or other resources, we may determine that it is impractical to commence or continue commercial production. The price of gold has fluctuated widely in recent years. The price of gold and other metals and minerals may not remain stable, and such prices may not be at levels that will make it feasible to continue our exploration activities, or commence or continue commercial production.

Our business activities are conducted in Tanzania.

Our mineral exploration activities in Tanzania may be affected in varying degrees by political stability and government regulations relating to the mining industry and foreign investment in that country. The government of Tanzania may institute regulatory policies that adversely affect the exploration and development (if any) of our properties. Any changes in regulations or shifts in political conditions in this country are beyond our control and may materially adversely affect our business. Our operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, foreign exchange controls, income taxes, expropriation of property, environmental legislation and mine safety.

We may not have clear title to our properties.

Acquisition of title to mineral properties is a very detailed and time-consuming process, and title to our properties may be affected by prior unregistered agreements or transfer, or undetected defects. Some of our prospecting licenses are currently subject to renewal by the Ministry of Energy and Minerals of Tanzania. There is a risk that we may not have clear title to all our mineral property interests, or they may be subject to challenge or impugned in the future, which would have a material adverse effect on our business.

Other Mining Licences.

Local residents in Tanzania may have registered the right to mine in small areas located within a prospecting license, such rights are evidenced by a mining license. We are attempting to identify the number and the precise location of mining licenses registered amongst our prospecting licenses. There can be no guarantee that we will be successful in negotiating with mining license owners, if any, to acquire their rights if we determine that we need their permission to drill or mine on the land covered by such mining licenses.

We have requirements for and there is an uncertainty of access to additional capital.

At May 31, 2007, we had cash of $4,509 and a working capital deficit of $1,074,724. We will continue to incur exploration costs to fund our plan of operations and intend to fund our plan of operations from working capital and equity subscriptions. Ultimately, our ability to continue our exploration activities depends in part on our ability to commence operations and generate revenues or to obtain financing through joint ventures, debt financing, equity financing, production sharing agreements or some combination of these or other means. There can be no assurance that we will be able to obtain any such financing.

We have no cash flow from operations and depend on equity financing for our operations.

Our current operations do not generate any cash flow. Any work on our properties may require additional equity financing. If we seek funding from existing or new joint venture partners, our project interests will be diluted. If we seek additional equity financing, the issuance of additional shares will dilute the current interests of our shareholders. We may not be able to obtain additional funding to allow us to fulfill our obligations on existing exploration properties. Our failure to obtain such additional financing could result in delay or indefinite postponement of further exploration and the possible partial or total loss of our potential interest in certain properties or dilution of our interest in certain properties which would have a material adverse effect on our business.

Our directors and officers are indemnified for any monies they pay in settlement of actions performed while a director or officer.

Sections 78.7502 and 78.751 of the Nevada Revised Statutes provide for indemnification of our officers and directors in certain situations where they might otherwise personally incur liability, judgments, penalties, fines and expenses in connection with a proceeding or lawsuit to which they might become parties because of their position with the Company. We have authorized the indemnification of our officers and directors to the full extent available under the Nevada Revised Statutes.

Penny stock rules may make it more difficult to trade our shares.

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

ITEM 2:           DESCRIPTION OF PROPERTY

All of our properties are located in the United Republic of Tanzania, Africa. Mineral exploration in Tanzania is affected by local climatic, political, and economic conditions. Our properties have year round access, although seasonal winter rains from December to March may result in flooding in low lying areas, which are dominated by mbuga (black organic rich laustrine flood soils). Further, most lowland areas are under active cultivation for corn, rice, beans and mixed crops by subsistence farmers. As a result, the area has been deforested by local agricultural practices for many years. The seasonal rains and deforested areas can create a muddy bog in some areas, which can make access more difficult, and could impede or even prevent the transport of heavy equipment to our mineral properties from December to March.

ITEM 3:           LEGAL PROCEEDINGS

We are not a party to any legal proceedings and, to our knowledge, none are pending or threatened against us.

ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

__________

PART II

ITEM 5:           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock has been traded on the NASD OTC Bulletin Board under the symbol "DLKM" since March 2005. The following table sets forth the high and low bid price per share of our common stock for the periods indicated. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Quarter Ended	High	Low
May 31, 2005	$1.06	$0.95
August 31, 2005	$0.53	$0.53
November 30, 2005	$1.00	$0.90
February 28, 2006	$3.45	$3.25
May 31, 2006	$2.40	$2.15
August 31, 2006	$2.33	$0.95
November 30, 2006	$1.79	$0.80
February 28, 2007	$1.60	$1.00
May 31, 2007	$1.00	$0.32

We have approximately 141 registered shareholders of record as of September 12, 2007.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have adopted a stock incentive plan dated April 27, 2007 under which we are authorized to grant equity awards to acquire up to a total of 10,000,000 shares of our common stock to directors, officers, employees and consultants. The following table sets forth information about our equity compensation plans as of May 31, 2007.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders (Stock Option Plan)	8,790,000	$0.30	1,210,000
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

Recent Sales of Unregistered Securities

On January 26, 2007, we issued 2,120,277 shares of common stock at $0.70 per share for proceeds of $1,484,200, before the payment of finder's fees of $122,210. On the same day, we issued 11,650,000 shares of common stock in connection with the acquisition of certain mineral properties. On March 6, 2007, we issued 24,142 shares of common stock at $0.70 per share for proceeds of $16,900, before the payment of finder's fees of $1,690. On April 23, 2007, we issued 285,714 shares of common stock at $0.70 per share for proceeds of $200,000, before the payment of finder's fees of $20,000.

These private placements were completed pursuant to Rule 903 of Regulation S under the Securities Act to non-US investors and pursuant to Rule 506 of Regulation D of the Securities Act to US accredited investors.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.         we would not be able to pay our debts as they become due in the usual course of business; or

2.         our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6:           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

Our plan of operations for the next 12 months is to focus on the exploration of our mineral properties in Tanzania. We are also seeking opportunities to acquire other mineral exploration properties that, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities. We anticipate that we will require for the next 12 months:

(a)       $1,500,000 for exploration programs;

(b)       $1,015,000 for management and consulting expenses; and

(c)       $85,000 administration and operating expenses.

At May 31, 2007, we had cash of $4,509 and a working capital deficit of $1,074,724. We do not have sufficient funds to pursue our plan of operations for the next 12 months. We are in the process of raising funds through a private placement offering of our shares of common stock. However, there can be no assurance that we will complete the private placement or that the funds raised will be sufficient for us to pay our expenses for the next 12 months.

During the 12 month period following the date of this Annual Report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration program going forward. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

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

Results of Operations

Year Ended May 31, 2007 Compared to Year Ended May 31, 2006

The following table sets out our loss for the periods indicated:
	Accumulated From January 5, 2004 (Date of Inception) to May 31, 2007	Year Ended May 31, 2007	Year Ended May 31, 2006
Expenses
General and administrative	$4,908,870	$3,799,484	$680,477
Impairment of mineral property costs	17,559,571	12,322,071	5,270,000
Mineral property costs	227,892	174,891	29,918
Rent	17,705	5,233	5,000
Loss on sale of investment securities	41,267	41,267	-
Net Loss	(22,795,305)	(16,342,946)	(5,985,395)

Revenues

We have had no operating revenues since our inception on January 5, 2004 to May 31, 2007. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Our general and administrative expenses in the year ended May 31, 2007 increased to $3,799,484 from $680,477 in the year ended May 31, 2006, primarily as a result of stock-based compensation.

Mineral Property Costs

In the year ended May 31, 2007, we incurred mineral property costs of $174,891, compared to mineral property costs of $29,918 in the year ended May 31, 2006. We expense our mineral property costs as they are incurred.

Loss on Sale of Investment Securities

In the year ended May 31, 2007, we incurred a loss on the sale of investment securities of $41,267.

Net Loss

As a result of the above, our net loss for the year ended May 31, 2007 was $16,342,946, compared to $5,985,395 in the year ended May 31, 2006.

Liquidity and Capital Resources

We had cash of $4,509 as at May 31, 2007 and a working capital deficit of $1,074,724. During the 12 month period following the date of this Annual Report, we anticipate that we will not generate any revenue. We do not have sufficient funds to pursue our plan of operations as set forth above. Accordingly, we will be required to obtain additional financing in order to pay our planned expenses during the next 12 months. We are in the process of raising funds through a private placement offering of our shares of common stock. However, there can be no assurance that we will complete the private placement or that the funds raised will be sufficient for us to pay our expenses for the next 12 months.

We will be required to obtain additional financing in order to continue to pursue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration program going forward. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

Cash Used in Operating Activities

Cash used in operating activities in the year ended May 31, 2007 was $1,277,132, compared to $256,445 in the year ended May 31, 2006. An increase in accounts payable and accrued liabilities and a decrease in amounts due to related parties were partially offset by an increase in deposits. We anticipate that cash used in operating activities will increase in 2007 as we pursue our plan of operations.

Cash Used In Investing Activities

In the year ended May 31, 2007, investing activities used cash of $297,674, compared to $Nil in the year ended May 31, 2006, primarily as a result of the cash portion of prospecting license acquisition costs, partially offset by proceeds received from the mineral property option granted to Canaco.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock. In the year ended May 31, 2007, we raised net proceeds of $1,577,200, compared to $56,960 in the year ended May 31, 2006, primarily from the sale of our common stock.

We are in the process of raising funds through a private placement offering of our shares of common stock. However, there can be no assurance that we will be able to complete the private placement of our shares. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to pursue our plan of operations, then we will not be able to continue our exploration of our mineral claims and our business will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report on our audited financial statements for the year ended May 31, 2007 that they have substantial doubt we will be able to continue as a going concern.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on current facts, historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates made by management.

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

Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS 123(R), "Share-Based Payments," which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options. In March 2005, the Securities and Exchange Commission issued SAB 107 relating to SFAS 123(R). The Company applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company's stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

No tax benefits were attributed to stock-based compensation expense because a full valuation allowance was maintained for all net deferred tax assets.

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

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

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

ITEM 7:           FINANCIAL STATEMENTS

Our audited financial statements as at and for the years ended May 31, 2007 and 2006, and the related notes to the financial statements, are filed as part of this Annual Report.

ITEM 8:           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:         CONTROLS AND PROCEDURES

As of May 31, 2007, the Company carried out an evaluation, under the supervision of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer, and our Chief Financial Officer concluded that, as of May 31, 2007, our disclosure controls and procedures, related to internal control over financial reporting and the recording of certain equity and related party transactions, were not effective in light of the material weaknesses described below.

We were advised by Manning Elliott LLP, our independent auditors, that during their performance of auditor procedures related to our financial statements for the year ended May 31, 2007, they identified "material weaknesses" in our internal controls as defined in Statement on Auditing Standards No. 112. The Company is in the process of rectifying the material weaknesses which are described below:

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

__________

PART III

ITEM 9:           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers and Directors

The Company's present officers and directors are as follows.

Name of Director	Age	Positions
Harpreet S. Sangha	43	President, CEO and a director
Antonia Bold-de-Haughton(1)	47	CFO and a director
David Groves	67	Director
Honorable Joseph Rugumyamheto(1)	61	Chairman of the Board of Directors
Gurpreet S. Sangha(1)	42	Secretary-Treasurer and a director

(1)   Member of Audit Committee.

The following sets forth certain information concerning our officers and directors:

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

David Groves has been a director since December 2006. He has served as Chairman of the Board of Directors of Redstone Resources, Ltd., a mineral exploration company listed on the Australian Stock Exchange. From September 2005 to the present, Mr. Groves has served as a consultant to Orebusters Pty. Ltd., consulting for various companies in the mineral exploration business. Prior to that, from 2001 through September 2005, Mr. Groves was the Director of the Centre for Global Metallogeny at the University of Western Australia, where he has served as a full Professor since 1987.

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

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until they resign or are removed from the board in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until they resign or are removed from office by the Board of Directors.

Significant Employees

Other than our executive officers listed above, we do not have any significant employees.

Family Relationships

Harpreet Sangha and Gurpreet Sangha are brothers. Otherwise there are no family relationships among our directors or executive officers.

Committees of the Board Of Directors

We presently have an Audit Committee comprised of Antonia Bold-de-Haughton, Joseph Rugumyamheto and Gurpreet Sangha. We presently do not have a compensation committee, a nominating committee, an executive committee of our Board of Directors, stock plan committee or any other committees. However, our Board of Directors is considering establishing various committees during the current fiscal year.

Our Board of Directors has determined that at present there is no audit committee financial expert serving on the Audit Committee. The Company is in the exploration stage and has limited financial resources and plans to add an audit committee financial expert to the Audit Committee as the Company's operations ramp up and financial resources permit.

Code of Ethics

We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Controller and persons performing similar functions within the Company. A copy of the code of ethics is filed with the SEC as an exhibit to our Annual Report on Form 10-KSB for the year ended May 31, 2006. A copy of the Code of Ethics may also be obtained without charge by contacting the Secretary of the Company at Suite 400, 1445 West Georgia Street, Vancouver, British Columbia, Canada, V6G 2T3.

Involvement in Certain Legal Proceedings

Except as otherwise described herein, none of our directors, executive officers and control persons have been involved in any of the following events during the past five years:

  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

  being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment or decision has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended May 31, 2007 all such filing requirements applicable to our officers and directors were complied except that Mr. Groves has failed to file a Form 3 in connection with his appointment as a director and Mr. Rugumyamheto has failed to file a Form 4 in connection with the issuance of shares to him.

ITEM 10:         EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the compensation paid to our executive officers during our last two fiscal years:

Summary Compensation Table

Name and Principal Position	Year Ended May 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Harpreet S. Sangha, President(1)	2007	60,000	30,000	Nil	Nil	Nil	Nil	Nil	90,000
	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Antonia Bold-de-Haughton, CFO(2)	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Gurpreet S. Sangha, Secretary	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Kulvinder Matharu, Former Officer(3)	2006	120,000	Nil	Nil	Nil	Nil	Nil	Nil	120,000
Laurence Stephenson, Former President(4)	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)   Mr. Sangha was appointed President and CEO of our Company in April 2006.

(2)   Ms. Bold-de-Haughton was appointed CFO of our Company in April 2006.

(3)   Mr. Matharu resigned as a director and officer of our Company in October 2006.

(4)   Mr. Stephenson resigned as a director and officer of our Company in April 2006.

Outstanding Equity Awards

We have made no equity awards to our executive officers, as set forth in the table below:

Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
Name	Number of Securities Under- lying Unexer-cised Options (#) Exer-ciseable	Number of Securities Under-lying Unexer-cised Options (#) Unexer-ciseable	Equity Inventive Plan Awards: Number of Securities Underlying Unexer-cised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Marked Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Marked or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Harpreet S. Sangha	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Antonia Bold-de-Haughton	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Gurpreet S. Sangha	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans.

Consulting Agreements

We have entered into a consulting agreement effective March 1, 2007 with Harpreet Sangha, our President and Chief Executive Officer, and a company controlled by Antonia Bold-de-Haughton, our Chief Financial Officer. The following summary of these consulting agreements is not complete and is qualified in its entirety by reference to each agreement, copies of which are attached as exhibits to this Annual Report.

Under the agreement with Mr. Sangha, the Company has retained Mr. Sangha to act in a consulting capacity to the Company, including the provision of finance and public relations services, and the agreement expires on August 31, 2007. In consideration for his services, the Company has agreed to pay Mr. Sangha a fee of $10,000 per month for six months.

The Company entered into a consulting agreement with a company controlled by Ms. Bold-de-Haughton ("Rovingi"), effective June 1, 2006, pursuant to which Rovingi has agreed to provide management and administration services to the Company. The agreement ends on May 31, 2008. In consideration for the services, the Company has agreed to pay Rovingi a monthly fee of $4,500 per month.

Compensation of Directors

Our directors do not receive any cash or non-cash compensation for their services and there are currently no plans to implement any such compensation. They are, however, reimbursed for any out-of-pocket expenses they may incur in connection with our business. The following table shows, in tabular format, that no compensation was paid to our directors during our last fiscal year:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Harpreet S. Sangha	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Antonia Bold-de-Haughton	Nil	Nil	Nil	Nil	Nil	Nil	Nil
David Groves	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Joseph Rugumyamheto	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Gurpreet S. Sangha	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Stock Option Plan

In April 2007, we adopted a 2007 stock incentive plan (the "Plan") which provides for the granting of equity awards as provided in the Plan to eligible participants. The following summary of the Plan is not complete and is qualified in its entirety by reference to the Plan, a copy of which has been filed as an exhibit to this Annual Report.

The Plan provides for the granting of stock options, stock appreciation rights, restricted stock and other equity awards as set out in the Plan to our directors, officers, employees or consultants. The maximum number of shares that may be issued under the Plan are 10,000,000 shares of our common stock. No insider of the Company is eligible to receive an award under the Plan where (i) the insider is not a director or senior officer of the Company, (ii) any award, together with all of the Company's previously established or proposed awards under the Plan could result at any time in (a) the number of shares reserved for issuance pursuant to options granted to the insider exceeding 50% of the outstanding issue of common stock or (b) the issuance to the insider pursuant to the exercise of options within a one-year period of the number of shares exceeding 50% of the outstanding issue of our common stock. Unless the administrator under the Plan determines that an award to a grantee is not designed to qualify as performance-based compensation, the maximum number of shares with respect to options and/or stock appreciation rights that may be granted during any one calendar year under the Plan to any one grantee is 5,000,000, all of which may be granted as incentive stock options, and the maximum aggregate grant of restricted stock, unrestricted shares, restricted stock units and deferred stock units in any one calendar year to any one Grantee is 5,000,000. The Plan is administered by a committee consisting of two or more members of our Board of Directors, who have the authority to, among other things, interpret the Plan, select eligible participants, determine whether and to what extent awards are granted under the Plan, approve award agreements under the Plan and amend the terms of any outstanding award granted under the Plan.

ITEM 11:         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of the date of this Report by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

Name and address of beneficial owner	Amount and nature of Beneficial Owner(1)	Percentage of Class(2)
Directors and Officers:
Harpreet Sangha, President, CEO and a director	2,064,000	5.8%
Antonia Bold-de-Haughton, CFO and a director	230,000	*%
David Groves, Director	Nil	Nil%
Joseph Rugumyamheto, Director and Chairman	1,000,000	2.8%
Gurpreet Sangha, Secretary and a director	360,000	1.0%
All officers and directors as a group (five individuals)	3,654,000	10.3%
5% Shareholders:
The M-B Trust Winnipeg, Manitoba, Canada	3,760,000(3)	10.6%
Muganyizi Lutagwaba Tanzania, Africa	2,450,000	6.9%
Charanjit Brar Punjab, India	1,200,000	3.4%

*     Less than 1%.

(1)   Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)   Based on 35,610,865 shares of our common stock issued and outstanding as of September 12, 2007.

(3)   Kulvinder Matharu, a former director and officer of the Company, is one of the beneficiaries of MB Trust and Mr. Matharu's wife is one of the trustees.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles or by-laws, the operation of which may at any subsequent date result in a change in control of the Company.

ITEM 12:         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, none of the following parties has, in the last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  any of our directors or officers;

  any person proposed as a nominee for election as a director;

  any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or

  any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the above persons.

As at May 31, 2007, the Company owed Laurence Stephenson, the former President of the Company, $47,788 (2006 - $47,788).

During the year ended May 31, 2006, the Company incurred $50,350 in management fees to Mr. Stephenson.

On January 19, 2006, Mr. Stephenson gifted 50,000 common shares of the Company he owned at a fair value of $50,000 to a consultant pursuant to a consulting agreement dated January 9, 2006 entered into by the Company. The gift was recognized as donated capital.

On May 7, 2006, a related party to Kulvinder Matharu, the former Chairman of the Board of the Company, gifted 50,000 common shares of the Company he owned at a fair value of $50,000 to a consultant pursuant to a consulting agreement dated January 9, 2006 entered into by the Company. The gift was recognized as donated capital.

During the year ended May 31, 2007, the Company incurred a total of $131,381 (2006 - $74,538) in consulting fees, and reimbursed $168,400 (2006 - $Nil) of expenses incurred on behalf of the Company, to various directors and officers ($224,829 to Harpreet Sangha, $54,952 to Antonia Bold-de-Haughton and $20,000 to Gurpreet Sangha). During the year ended May 31, 2007, the Company paid a finder's fee of $30,000 to Mr. Sangha which was recorded as share issuance costs. As at May 31, 2007, the Company was indebted to Ms. Bold-de-Haughton for $19,675 (2006 - $37,188), Mr. Sangha for $48,854 (2006 - $75,181) and certain directors of the Company for $95,269 ($72,138 to Harpreet Sangha, $19,675 to Antonia Bold-de-Haughton and $3,456 to Gurpreet Sangha) (2006 - $96,601). The amounts due are non-interest bearing, unsecured and due on demand.

In January 2005, the Company entered into an agreement with a consultant for the provision of consulting services for a period of two years to pay him $10,000 per month ($120,000 per year) ending on January 1, 2007. This consultant, namely Kulvinder Matharu, became the Company's Chairman of the Board of Directors effective April 7, 2006. The contract was terminated on August 11, 2007. During the year ended May 31, 2007, the Company incurred $23,500 (2006 - $120,000) to this individual.

During the year ended May 31, 2007, the Company recognized a total of $3,000 (2006 - $Nil) for donated rent at $250 per month provided by Canaco Resources Ltd.

David Groves and Joseph Rugumyamheto are independent directors of the Company as provided in the listing standards of the American Stock Exchange.

ITEM 13:         EXHIBITS

Exhibit Number	Description of Exhibit
3.1(1)	Articles of Incorporation.
3.2(2)	Amended and Restated Bylaws, as amended on April 7, 2006.
3.3(3)	Amended Bylaws, as amended on August 11, 2006.
3.4(3)	Amended Bylaws, as amended on September 5, 2006.
10.1(3)	Agreement with dated January 2005 with Kulvinder Matharu.
10.2(3)	Transfer Deed dated July 15, 2006, with Atlas Africa Limited.
10.3	Stock Option Plan
10.4	Consulting Agreement with Harpreet Sangha
10.5	Consulting Agreement with Antonia Bold-de-Haughton
14.1(4)	Code of Ethics.
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)   Incorporated by reference to Form SB-2 Registration Statement filed on July 22, 2004.

(2)   Incorporated by reference to Current Report on Form 8-K filed on April 11, 2006.

(3)   Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2006.

(4)   Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2005.

ITEM 14:         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditors in the fiscal periods indicated for the following fees and services:

	Fiscal year ended May 31, 2007	Fiscal year ended May 31, 2006
Audit Fees:	$26,845	$12,000
Audit Related Fees:	Nil	Nil
Tax Fees:	Nil	Nil
All Other Fees:	Nil	Nil
Total:	$26,845	$12,000

Audit Fees

Audit fees are the aggregate fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB and services provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit related fees are the aggregate fees billed by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not described in the preceding category.

Tax Fees

Tax fees are billed by our independent auditors for tax compliance, tax advice and tax planning.

All Other Fees

All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories.

Policy on Pre-Approval of Services Performed by Independent Auditors

We do not have a separate audit committee. Our board of directors acts as our audit committee, and it is our board of directors' policy to pre-approve all audit and permissible non-audit services performed by the independent auditors. We approved all services that our independent accountants provided to us in the past two fiscal years.

__________

DOUGLAS LAKE MINERALS INC.

FINANCIAL STATEMENTS

MAY 31, 2007

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)

May 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
of Douglas Lake Minerals, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Douglas Lake Minerals, Inc. (An Exploration Stage Company) as of May 31, 2007 and 2006 and the related statements of operations, cash flows, and stockholders' equity (deficit) for the years then ended and accumulated from January 5, 2004 (Date of Inception) to May 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Douglas Lake Minerals, Inc. (An Exploration Stage Company), as of May 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended and accumulated from January 5, 2004 (Date of Inception) to May 31, 2007 in conformity with accounting principles generally accepted in the United States.

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

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

August 30, 2007

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	May 31, 2007 $	May 31, 2006 $

ASSETS

Current Assets

Cash	4,509	2,115
Prepaid deposit	20,000	-

Total Current Assets	24,509	2,115

Property and Equipment (Note 3)	-	333

Mineral Property Costs (Note 5)	-	350,000

Total Assets	24,509	352,448

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	226,541	140,666
Accrued liabilities (Note 6)	641,106	-
Loan payable (Note 7)	20,000	-
Due to related parties (Note 4)	211,586	256,758

Total Liabilities	1,099,233	397,424

Commitments and Contingencies (Notes 1, 5 and 10)

Stockholders' Deficit

Common Stock Authorized: 100,000,000 shares, $0.001 par value Issued and outstanding: 35,610,865 and 21,380,732 shares, respectively	35,611	21,381

Additional Paid-in Capital	18,688,470	6,280,002

Common Stock Subscribed (Notes 5 and 10(b))	2,887,500	-

Donated Capital (Note 4(g))	109,000	106,000

Deficit Accumulated During the Exploration Stage	(22,795,305)	(6,452,359)

Total Stockholders' Deficit	(1,074,724)	(44,976)

Total Liabilities and Stockholders' Deficit	24,509	352,448

(The accompanying notes are an integral part of these financial statements)

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated from January 5, 2004 (Date of Inception) to	For the Year Ended	For the Year Ended
	May 31,	May 31,	May 31,
	2007	2007	2006
	$	$	$

Revenue	-
-

-

Expenses

General and administrative (Note 4)	4,908,870	3,799,484	680,477
Impairment of mineral property costs	17,599,571	12,322,071	5,270,000
Mineral property costs	227,892	174,891	29,918
Rent	17,705	5,233	5,000

Total Expenses	22,754,038	16,301,679	5,985,395

Net Loss Before Other Expense	(22,754,038)	(16,301,679)	(5,985,395)

Other Expense

Loss on sale of investment securities	(41,267)	(41,267)	-

Net Loss for the Period	(22,795,305)	(16,342,946)	(5,985,395)

Net Loss Per Share - Basic and Diluted		(0.62)	(0.93)

Weighted Average Shares Outstanding		26,199,000	6,411,000

(The accompanying notes are an integral part of these financial statements)

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
	Accumulated from January 5, 2004 (Date of Inception) to May 31, 2007 $	For the Year Ended May 31, 2007 $	For the Year Ended May 31, 2006 $

Operating Activities

Net loss for the period	(22,795,305)	(16,342,946)	(5,985,395)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization	1,199	333	400
Donated services and rent	9,000	3,000	-
Impairment of mineral property costs	17,592,071	12,322,071	5,270,000
Loss on sale of investment securities	41,267	41,267	-
Stock-based compensation	2,638,748	2,638,748	-

Changes in operating assets and liabilities:

Prepaid deposit	(20,000)	(20,000)	-
Accounts payable and accrued liabilities	342,647	101,981	201,792
Due to related parties	235,172	(21,586)	256,758

Net Cash Used in Operating Activities	(1,955,201)	(1,277,132)	(256,445)

Investing Activities

Mineral property acquisition costs	(797,674)	(797,674)	-
Proceeds from mineral property options	500,000	500,000	-
Purchase of property and equipment	(1,199)	-	-

Net Cash Used In Investing Activities	(298,873)	(297,674)	-

Financing Activities

Proceeds from loan payable	20,000	20,000	-
Proceeds from issuance of common stock	2,391,932	1,701,100	59,934
Share issuance costs	(153,349)	(143,900)	(2,974)

Net Cash Provided By Financing Activities	2,258,583	1,577,200	56,960

Increase (Decrease) in Cash	4,509	2,394	(199,485)

Cash - Beginning of Period	-	2,115	201,600

Cash - End of Period	4,509	4,509	2,115

Non-cash Investing and Financing Activities

Amount owing pursuant to mineral license acquisition agreements included in accrued liabilities	625,000	625,000	-
Common shares subscribed for mineral licenses acquired	2,837,500	2,837,500	-
Common shares issued for mineral licenses acquired	13,896,750	8,276,750	5,620,000
Shareholders gifted their shares of the Company to settle accounts payable	100,000	-	100,000
Investment securities received and sold by the President of the Company on behalf of the Company	23,586	23,586	-

Supplemental Disclosures

Interest paid	-	-	-
Income taxes paid	-	-	-

(The accompanying notes are an integral part of these financial statements)

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
(Expressed in U.S. dollars)

						Deficit
						Accumulated
			Additional	Common		During the
			Paid-in	Stock	Donated	Exploration
	Shares	Amount	Capital	Subscribed	Capital	Stage	Total
	#	$	$	$	$	$	$

Balance - January 5, 2004 (Date of Inception)	-	-	-	-	-	-	-

Issuance of common shares for cash:
At $0.001 per share	2,000,000	2,000	-	-	-	-	2,000
At $0.05 per share	1,050,000	1,050	51,450	-	-	-	52,500
At $0.25 per share	41,000	41	10,209	-	-	-	10,250

Share issuance costs	-	-	(6,475)	-	-	-	(6,475)

Donated services	-	-	-	-	2,500	-	2,500

Net loss for the period	-	-	-	-	-	(36,874)	(36,874)

Balance - May 31, 2004	3,091,000	3,091	55,184	-	2,500	(36,874)	23,901

Issuance of common shares for cash:
At $0.01 per share	22,000	22	198	-	-	-	220
At $0.25 per share	945,400	945	228,217	-	-	-	229,162

Common stock subscribed	-	-	-	336,766	-	-	336,766

Donated services	-	-	-	-	3,500	-	3,500

Net loss for the year	-	-	-	-	-	(430,090)	(430,090)

Balance - May 31, 2005	4,058,400	4,058	283,599	336,766	6,000	(466,964)	163,459

Issuance of common shares for cash at $0.30 per share	1,322,332	1,323	395,377	(336,766)	-	-	59,934

Share issuance costs	-	-	(2,974)	-	-	-	(2,974)

Issuance of common shares to acquire mineral properties	16,000,000	16,000	5,604,000	-	-	-	5,620,000

Shareholders gifted their shares of the Company to settle accounts payable	-	-	-	-	100,000	-	100,000

Net loss for the year	-	-	-	-	-	(5,985,395)	(5,985,395)

Balance - May 31, 2006	21,380,732	21,381	6,280,002	-	106,000	(6,452,359)	(44,976)

(The accompanying notes are an integral part of these financial statements)

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
(Expressed in U.S. dollars)

						Deficit
						Accumulated
			Additional	Common		During the
			Paid-in	Stock	Donated	Exploration
	Shares	Amount	Capital	Subscribed	Capital	Stage	Total
	#	$	$	$	$	$	$

Balance - May 31, 2006	21,380,732	21,381	6,280,002	-	106,000	(6,452,359)	(44,976)

Issuance of common shares for cash at $0.70 per share	2,430,133	2,430	1,698,670	-	-	-	1,701,100

Share issuance costs	-	-	(143,900)	-	-	-	(143,900)

Common shares issued for consulting services	150,000	150	105,600	-	-	-	105,750

Common shares issued for mineral licenses acquired	11,650,000	11,650	8,265,100	-	-	-	8,276,750

Common shares subscribed for mineral licenses acquired	-	-	-	2,837,500	-	-	2,837,500

Common shares subscribed for consulting services	-	-	-	50,000	-	-	50,000

Fair value of stock options granted	-	-	2,482,998	-	-	-	2,482,998

Donated rent	-	-	-	-	3,000	-	3,000

Net loss for the year	-	-	-	-	-	(16,342,946)	(16,342,946)

Balance - May 31, 2007	35,610,865	35,611	18,688,470	2,887,500	109,000	(22,795,305)	(1,074,724)

(The accompanying notes are an integral part of these financial statements)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at May 31, 2007, the Company has a working capital deficit of $1,074,724 and has accumulated losses of $22,795,305 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's plans for the next twelve months are to focus on the exploration of its mineral properties in Tanzania and estimates that cash requirements of approximately $2,600,000 will be required for exploration and administration costs and to fund working capital. There can be no assurance that the Company will be able to raise sufficient funds to pay the expected expenses for the next twelve months.

2.     Summary of Significant Accounting Policies

a)     Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company's fiscal year-end is May 31.

b)     Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to recoverability of long-lived assets, stock-based compensation, donated expenses and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

2.     Summary of Significant Accounting Policies (continued)

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

d)     Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)    Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)     Investment Securities

The Company reports investments in debt and marketable equity securities at fair value based on quoted market prices or, if quoted prices are not available, discounted expected cash flows using market rates commensurate with credit quality and maturity of the investment. All investment securities are designated as available for sale with unrealized gains and losses included in stockholders' equity. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses are accounted for on the specific identification method.

The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair value when an other-than-temporary decline has occurred. When determining whether a decline is other-than-temporary, the Company examines (i) the length of time and the extent to which the fair value of an investment has been lower than its carrying value: (ii) the financial condition and near-term prospects of the investee, including any specific events that may influence the operations of the investee such as changes in technology that may impair the earnings potential of the investee: and (iii) the Company's intent and ability to retain its investment in the investee for a sufficient period of time to allow for any anticipated recovery in market value. The Company generally believes that an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for one year, absent of evidence to the contrary.

g)     Property and Equipment

Property and equipment consists of office equipment recorded at cost and amortized on a straight-line basis over a three-year period.

2.     Summary of Significant Accounting Policies (continued)

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

i)     Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.

j)     Financial Instruments

The fair values of financial instruments including cash, accounts payable, accrued liabilities, loan payable and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada and Africa resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

k)     Income Taxes

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

2.     Summary of Significant Accounting Policies (continued)

l)     Foreign Currency Translation

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

m)     Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS 123(R), "Share-Based Payments," which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options. In March 2005, the Securities and Exchange Commission issued SAB 107 relating to SFAS 123(R). The Company applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company's stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

No tax benefits were attributed to stock-based compensation expense because a full valuation allowance was maintained for all net deferred tax assets.

2.     Summary of Significant Accounting Policies (continued)

n)     Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company's reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

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

2.     Summary of Significant Accounting Policies (continued)

n)     Recent Accounting Pronouncements (continued)

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

o)     Reclassifications

Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

3.     Property and Equipment

			May 31,	May 31,
			2007	2006
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$

Office equipment	1,199	1,199	-	333

4.     Related Party Transactions

a)     As at May 31, 2007, the Company owed the former President of the Company $47,788 (2006 - $47,788) which is non-interest bearing, unsecured and due on demand.

b)     During the year ended May 31, 2006, the Company incurred $50,350 in management fees provided by the former President of the Company.

c)     On January 19, 2006, the former President of the Company gifted 50,000 common shares of the Company he owned at a fair value of $50,000 to a consultant pursuant to a consulting agreement dated January 9, 2006 entered into by the Company. The gift was recognized as donated capital.

d)     On May 7, 2006, a related party to the former Chairman of the Board of the Company gifted 50,000 common shares of the Company he owned at a fair value of $50,000 to a consultant pursuant to a consulting agreement dated January 9, 2006 entered into by the Company. The gift was recognized as donated capital.

e)     During the year ended May 31, 2007, the Company incurred a total of $131,381 (2006 - $74,538) in consulting fees, and reimbursed $168,400 (2006 - $Nil) of expenses incurred on behalf of the Company, to various directors and officers. During the year ended May 31, 2007, the Company paid a finder's fee of $30,000 to the President of the Company which was recorded as share issuance costs. As at May 31, 2007, the Company was indebted to the Chief Financial Officer of the Company for $19,675 (2006 - $37,188), the Chief Executive Officer of the Company for $48,854 (2006 - $75,181) and two directors of the Company for $95,269 (2006 - $96,601). The amounts due are non-interest bearing, unsecured and due on demand.

f)     In January 2005, the Company entered into an agreement with a consultant for the provision of consulting services for a period of two years to pay him $10,000 per month ($120,000 per year) ending on January 1, 2007. This consultant became the Company's Chairman of the Board of Directors effective April 7, 2006. The contract was terminated on August 11, 2007. During the year ended May 31, 2007, the Company incurred $23,500 (2006 - $120,000) to this individual.

g)     During the year ended May 31, 2007, the Company recognized a total of $3,000 (2006 - $Nil) for donated rent at $250 per month provided by a director of the Company.

5.     Mineral Properties

British Columbia, Canada

The Company entered into an Agreement dated April 11, 2004 to acquire a 100% interest in two mineral claims located near Squamish, British Columbia, Canada, for consideration of $7,500. The Company allowed these claims to lapse in fiscal 2006.

5.     Mineral Properties (continued)

Tanzania, Africa

a)     On August 4, 2005, the Company entered into an Asset Purchase Agreement (the "KBT Agreement") with KBT Discovery Group Tanzania Ltd. ("KBT") to acquire three Prospecting Licenses, which cover an area of approximately 621 square kilometres in Tanzania, for an aggregate purchase price of $75,000 and 2,800,000 restricted shares of common stock. On November 10, 2005, the Company entered into an Amendment Agreement in which the number of shares to be issued was increased to 5,600,000 restricted shares of common stock. On October 16, 2006, the Company entered into an Amendment Agreement in which the aggregate purchase price was increased to $225,000. By the end of the fiscal year ended May 31, 2006, the Company had completed its due diligence and closed the agreement. At the first closing, Prospecting Licence No. 2810/2004, known as "Tabora", was transferred to the Company's name and the Company issued 5,600,000 restricted shares of common stock to KBT. The Prospecting Licence No. 3117/2005, known as "Morogoro", and Prospecting Licence No. 3118/2005, known as "KM 7", were in the name of Atlas Africa Limited ("Atlas"), a Tanzanian company. KBT had entered into an agreement with Atlas which gave KBT the right to prospect minerals under the Morogoro and KM 7 Prospecting Licenses and an option to enter into a joint venture with Atlas to prospect and mine minerals under the Morogoro and KM 7 Prospecting Licenses. KBT caused Atlas to terminate the joint venture agreements and transferred the Morogoro and KM 7 Prospecting Licenses to the Company's name and the Company paid KBT $75,000. On July 19, 2006, the Company entered into a Letter of Amendment, whereby the Company paid $50,000 directly to Atlas. During the year ended May 31, 2007, the Company paid the $50,000 to Atlas and recognized an impairment loss of $50,000 as there are no proven or probable reserves on any of the Tanzania properties. As at May 31, 2007, $75,000 is included in accrued liabilities.

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

d)     On April 26, 2006, the Company issued a total of 16,000,000 restricted shares of common stock at a fair value of $5,620,000 upon completion of due diligence related to the three agreements described above.

5.     Mineral Properties (continued)

Tanzania, Africa (continued)

e)     On April 27, 2006, the Company entered into a Strategic Alliance Agreement with Canaco Resources Inc. ("Canaco"), a Canadian public company. Under the terms of the agreement, Canaco paid $350,000 (received during fiscal 2007) to the Company, and will provide technical management and fund the initial assessment of each of the prospects in Tanzania, in order to earn up to a 70% undivided interest in the prospects. In connection with this agreement, the Company is required to issue 200,000 restricted shares of common stock. The Company determined the fair value of the 200,000 shares to be $88,000. The 200,000 shares have not been issued as at May 31, 2007, and $88,000 is included in common stock subscribed.

f)     On October 5, 2006 the Company entered into an option agreement with Canaco Resources Inc. ("Canaco") whereby the Company granted Canaco the right to earn up to a 70% interest in Prospecting License 3117/2005 in Tanzania known as "Morogoro" held by the Company (see Note 5(a)). Under the option agreement Canaco has agreed to:

i)     make cash payments to the Company of $250,000, of which $50,000 (received) is payable upon the approval of the board of directors of both companies and the TSX Venture Exchange, the stock exchange that Canaco's shares are listed on (such date is referred to as the "Effective Date"). An additional $75,000 is payable on the first anniversary of the Effective Date and an additional $125,000 is payable on the second anniversary of the Effective Date;

ii)    issue up to 800,000 of its common shares to the Company, of which 100,000 shares are issuable on the Effective Date (received), an additional 200,000 shares are issuable on the first anniversary of the Effective Date; and an additional 500,000 shares are issuable on the second anniversary of the Effective Date; and

iii)   commit to spend up to $2,000,000 in exploration expenses on the subject property prior to the third anniversary of the Effective Date (up to $250,000 in exploration expense prior to the first anniversary of the Effective Date, up to $750,000 in cumulative exploration expense prior to the second anniversary of the Effective Date, and up to $2,000,000 in cumulative exploration expense prior to the third anniversary of the Effective Date).

g)     On November 17, 2006, the Company entered into an Asset Purchase Agreement with Atlas to acquire Prospecting License No. 3920/2006, which covers an area of approximately 46.05 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $200,000 (paid) and 4,500,000 restricted shares of common stock. The Company determined the fair value of the shares to be $3,172,500. As at May 31, 2007, the Company issued 1,500,000 shares and the remaining 3,000,000 shares at the fair value of $2,115,000 is included in common stock subscribed.

h)     On November 17, 2006, the Company entered into an Asset Purchase Agreement with HG to acquire six Prospecting Licenses, which cover an area of approximately 2,388.79 square kilometres in Tanzania. Prospecting License No.'s 3868/2006, 3671/2005, 3398/2005, 3105/2005, 3211/2005, and 2961/2004 were transferred to the Company's name on signing the agreement for an aggregate purchase price of $600,000 ("Cash Payment") and issuance of 4,000,000 restricted shares of common stock at a fair value of $2,820,000. The Cash Payment is to be made as follows: $150,000 (paid) on signing of the agreement and $150,000 payments at the end of each ninety day period thereafter until the consideration is paid in full. As at May 31, 2007, $450,000 is included in accrued liabilities.

5.     Mineral Properties (continued)

Tanzania, Africa (continued)

i)     On November 19, 2006, the Company entered into an Asset Purchase Agreement with Megadeposit to acquire five Prospecting Licenses, which cover an area of approximately 1,401 square kilometres in Tanzania. Prospecting License Renewal No.'s 3436/2005 and 2874/2004, and Prospecting License No.'s 3107/2005, 3916/2006, and 2956/2004 were transferred to the Company's name on signing the agreement and the Company issued 4,000,000 restricted shares of common stock at a fair value of $2,820,000.

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

k)     On November 21, 2006, the Company entered into an Asset Purchase Agreement with Haperk Traders Limited ("Haperk") to acquire Prospecting License Renewal No. 2987/2005 and Prospecting License No. 3267/2005, which cover an area of approximately 658.44 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $62,500 (paid) and issuance of 1,000,000 restricted shares of common stock at a fair value of $735,000.

l)     On November 21, 2006, the Company entered into an Asset Purchase Agreement with Sika Holdings Limited ("Sika") to acquire Prospecting License No. 2544/2004 which covers an area of approximately 4.83 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $60,000 (paid) and issuance of 750,000 restricted shares of common stock at a fair value of $551,250.

m)     On November 21, 2006, the Company entered into an Asset Purchase Agreement with KBT to acquire two Prospecting Licenses, which cover an area of approximately 1,119 square kilometres in Tanzania. Prospecting License No.'s 3899/2006, and 3900/2006 were transferred to the Company's name on signing the agreement for of the issuance of 200,000 restricted shares of common stock at a fair value of $147,000.

n)     On November 22, 2006, the Company entered into an Asset Purchase Agreement with Robert Nicolas to acquire Prospecting License No. 3907/2006, which covers an area of approximately 34.27 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $15,000 (paid) and issuance of 100,000 restricted shares of common stock at a fair value of $73,000.

o)     On November 22, 2006, the Company entered into an Asset Purchase Agreement with Atupele A. Mwanjala and Naniel Kerrosi to acquire Prospecting License No. 2797/2004 which covers an area of approximately 28.8 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $20,000 (paid) and issuance of 100,000 restricted shares of common stock at a fair value of $73,000.

5.     Mineral Properties (continued)

Tanzania, Africa (continued)

p)     On November 29, 2006, the Company entered into an Asset Purchase Agreement with Ziko Farms Limited ("Ziko") to acquire four Prospecting Licenses, which cover an area of approximately 284.26 square kilometres in Tanzania. Prospecting License No.'s 2637/2004, 2638/2004, 2639/2004, and 3826/2005 were transferred to the Company's name on signing the agreement for an aggregate purchase price of $90,174 (paid) and 900,000 restricted shares of common stock. The Company determined the fair value of the shares to be $634,500. The 900,000 shares have not been issued as of May 31, 2007, and $634,500 is included in common stock subscribed. Subsequent to May 31, 2007 the Company issued the 900,000 shares. Refer to Note 12.

q)     On March 2, 2007, the Company entered into an option agreement with Atlas Africa Limited ("Atlas") whereby the Company granted Atlas the right to earn up to a 75% interest in Prospecting License 3920/2006 in Tanzania known as "Shinyanga" held by the Company (see Note 5(g)). Under the option agreement Canaco has agreed to:

i)     make cash payments to the Company of $200,000, of which $100,000 (received) is payable upon the approval of the board of directors of both companies and the TSX Venture Exchange, the stock exchange that Canaco's shares are listed on (such date is referred to as the "Effective Date"). An additional $100,000 is payable on the first anniversary of the Effective Date;

ii)    issue up to 750,000 of its common shares to the Company, of which 250,000 shares are issuable on the second anniversary of the Effective Date, an additional 500,000 shares are issuable on the third anniversary of the Effective Date; and

iii)   commit to spend up to $2,500,000 in exploration expenses on the subject property prior to the fourth anniversary of the Effective Date ($250,000 in cumulative exploration expense prior to the first anniversary of the Effective Date, up to $500,000 in cumulative exploration expense prior to the second anniversary of the Effective Date, and up to $750,000 in cumulative exploration expense prior to the third anniversary of the Effective Date, and up to $1,000,000 in cumulative exploration expense prior to the fourth anniversary of the Effective Date).

6.     Accrued Liabilities

The components of accrued liabilities are as follows:

	May 31, 2007 $	May 31, 2006 $

Mineral property expenditures	625,000	-
Professional fees	16,106	-

Total accrued liabilities	641,106	-

7.     Loan Payable

The balance owing to an unrelated third party is non-interest bearing, unsecured and due on demand.

8.     Common Stock

a)     On April 23, 2007, the Company issued 285,714 shares of common stock at $0.70 per share for proceeds of $200,000. The Company paid $20,000 in finders' fees pursuant to this private placement.

b)     On March 6, 2007, the Company issued 24,142 shares of common stock at $0.70 per share for proceeds of $16,900. The Company paid $1,690 in finders' fees pursuant to this private placement.

c)     On January 26, 2007, the Company issued 2,120,277 shares of common stock at $0.70 per share for proceeds of $1,484,200. The Company paid $122,210 in finders' fees pursuant to this private placement.

d)     On January 26, 2007, the Company issued 11,650,000 shares of common stock at a fair value of $8,276,750 pursuant to mineral property agreements as described in Note 5(g) - (o).

e)     On December 20, 2006, the Company issued 150,000 shares of common stock at a fair value of $105,750 to a consultant in relation to stock owed for past services rendered. Refer to Note 10(a).

f)     On April 26, 2006, the Company issued 16,000,000 shares of common stock at a fair value of $5,620,000 for the acquisition of mineral properties. See Notes 5(a) to (d).

g)     In April 2005, the Company accepted stock subscriptions ("subscription") for 1,322,332 shares of common stock at $0.30 per share and received cash proceeds of $336,766. During the year ended May 31, 2006, the Company received the remaining proceeds related to this subscription and issued the shares.

9.     Stock Options

The Company adopted a Stock Option Plan dated April 27, 2007, under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. At May 31, 2007, the Company had 1,210,000 shares of common stock available to be issued under the Plan.

On April 27, 2007, the Company granted stock options to consultants to acquire 8,790,000 common shares at an exercise price $0.30 per share exercisable for five years. These stock options were fully vested upon grant. During the year ended May 31, 2007, the Company recorded stock-based compensation of $2,482,998 as general and administrative expense.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the year ended May 31, 2007 was $0.29 per share. The weighted average assumptions used are as follows:

	Year Ended
	May 31, 2007	May 31, 2006

Expected dividend yield	0%	-
Risk-free interest rate	4.46%	-
Expected volatility	133%	-
Expected option life (in years)	5.00	-

The following table summarizes the continuity of the Company's stock options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, May 31, 2006	-	-

Granted	8,790,000	$ 0.30

Outstanding, May 31, 2007	8,790,000	$ 0.30	5.00	$ 1,933,800

Exercisable, May 31, 2007	8,790,000	$ 0.30	5.00	$ 1,933,800

As of May 31, 2007, the Company had no unvested shares and no unrecognized compensation costs.

10.    Commitments

a)     The Company entered into a consulting agreement for a term of one year. On November 14, 2006, the Company agreed to pay $50,000 and issue 150,000 restricted shares of common stock ("Settlement Stock") to the consultant as settlement for the release of the Company's obligations as stated in the consulting agreement. The Company agreed to register the Settlement Stock within 11 months from the date the stock is issued if a registration statement is filed with the Securities and Exchange Commission in connection with any public offering of common stock. In the event the Settlement Stock is not registered for resale, the Company agreed to issue an additional 250,000 restricted shares of common stock to the consultant. During the year ended May 31, 2007, the Company paid the consultant $50,000 and issued 150,000 shares of common stock at a fair value of $105,750 to the consultant.

b)     On January 9, 2006, the Company entered into a consulting agreement for a term of three months for consideration of $75,000 cash (paid in fiscal 2006 by a director of the Company) and 150,000 shares of common stock (100,000 shares transferred to the consultant by related parties during fiscal 2006). As at May 31, 2007, 50,000 shares of common stock are owed to the consultant. As at May 31, 2007, the fair value of $50,000 for these shares owed is included in common stock subscribed.

c)     On June 1, 2006, the Company entered into a consulting agreement with a company controlled by the Chief Financial Officer of the Company for $4,500 per month for a term of two years.

d)     On February 1, 2007, the Company entered into a consulting agreement for a term of five months for consideration of $5,000 per month.

e)     On March 1, 2007, the Company entered into a consulting agreement with the President of the Company for a term of six months for consideration of $10,000 per month.

f)     The Company entered into a non-binding letter of intent with Canaco dated April 19, 2007 which contemplated the acquisition of the Company by Canaco pursuant to a plan of arrangement under the Canada Business Corporations Act. It was proposed that the acquisition would be effected by way of a triangular merger whereby Canaco would cause a wholly-owned special purpose subsidiary to be merged into the Company and the Company's shareholders would exchange their existing shares of common stock of the Company for shares of Canaco common stock. The letter of intent provided that there was a standstill agreement ending June 30, 2007. On May 8, 2007, the Company and Canaco mutually agreed to terminate the letter of intent and the standstill agreement.

11.     Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has net operating losses carried forward of approximately $3,534,000 available to offset taxable income in future years which begin expiring in fiscal 2026. Pursuant to SFAS No. 109, the potential benefits of the net operating losses carried forward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The income tax benefit differs from the amount computed by applying the federal income tax rate of 35% to net loss before income taxes for the years ended May 31, 2007 and 2006 as a result of the following:

	May 31, 2007 $	May 31, 2006 $

Income tax benefit computed at statutory rates	(5,720,031)	(2,094,888)

Permanent differences	4,814,599	1,844,602

Temporary differences	59	30

Valuation allowance change	905,373	250,256

Provision for income taxes	-	-

The significant components of deferred income tax assets and liabilities at May 31, 2007 and 2006, after applying enacted corporate income tax rates, are as follows:

	May 31, 2007 $	May 31, 2006 $

Net operating losses carried forward	1,236,893	331,520

Valuation allowance	(1,236,893)	(331,520)

Net deferred income tax asset	-	-

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

12.     Subsequent Events

a)     On June 12, 2007, the Company issued 900,000 shares of common stock pursuant to the Asset Purchase Agreement described in Note 5(p).

b)     Subsequent to May 31, 2007, the Company received share subscriptions of $90,000 pursuant to private placements of 299,000 shares of common stock at $0.30 per share.

SIGNATURES

In accordance with Section 13 and 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS LAKE MINERALS INC.

By:       /s/ Harpreet S. Sangha
             Harpreet S. Sangha
             President, Chief Executive Officer and a director
             Date: September 12, 2007.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:       /s/ Harpreet S. Sangha
             Harpreet S. Sangha
             President, Chief Executive Officer and a director
             Date: September 12, 2007.

By:       /s/ Antonia Bold-de-Haughton
             Antonia Bold-de-Haughton
             Chief Financial Officer and a director
             Date: September 12, 2007.

By:       /s/ David Groves
             David Groves
             Director
             Date: September 12, 2007.

By:       /s/ Gurpreet S. Sangha
             Gurpreet S. Sangha
             Secretary, Treasurer and a director
             Date: September 12, 2007.

By:       /s/ Joseph Rugumyamheto
             Joseph Rugumyamheto
             Director
             Date: September 12, 2007.

__________