Form 10QSB
period 2007-08-31
Douglas Lake Minerals Inc.
filed 2007-10-22
CIK 1297223

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2007

☐          Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number: 000-50907

DOUGLAS LAKE MINERALS INC.
(Name of small business issuer in its charter)

Nevada	98-0430222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 400, 1445 West Georgia Street Vancouver, British Columbia, Canada	V6G 2T3
(Address of principal executive offices)	(Zip Code)

(604) 669-0323
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 36,510,865 shares of common stock as of October 16, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

__________

DOUGLAS LAKE MINERALS INC.

Quarterly Report On Form 10-QSB

For The Quarterly Period Ended August 31, 2007

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended August 31, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the Securities and Exchange Commission (the "SEC"). These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

The following unaudited interim financial statements of Douglas Lake Minerals Inc. ("Douglas Lake" or the "Company") are included in this Quarterly Report on Form 10-QSB:

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	August 31, 2007 $ (unaudited)	May 31, 2007 $

ASSETS

Current Assets

Cash	7,256	4,509
Prepaid deposits	20,902	20,000

Total Current Assets	28,158	24,509

Property and Equipment (Note 3)	1,553	-

Total Assets	29,711	24,509

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	234,269	226,541
Accrued liabilities (Note 6)	648,460	641,106
Loan payable (Note 7)	10,000	20,000
Due to related parties (Note 4)	287,839	211,586

Total Liabilities	1,180,568	1,099,233

Commitments and Contingencies (Notes 1, 5 and 10)

Stockholders' Deficit

Common Stock Authorized: 100,000,000 shares, $0.001 par value Issued and outstanding: 36,510,865 and 35,610,865 shares, respectively	36,511	35,611

Additional Paid-in Capital	19,322,070	18,688,470

Common Stock Subscribed (Notes 5, 8(a) and 10(b))	2,338,000	2,887,500

Donated Capital (Note 4(d))	109,000	109,000

Deficit Accumulated During the Exploration Stage	(22,956,438)	(22,795,305)

Total Stockholders' Deficit	(1,150,857)	(1,074,724)

Total Liabilities and Stockholders' Deficit	29,711	24,509

(The accompanying notes are an integral part of these financial statements)

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from January 5, 2004 (Date of Inception) to	For the Three Month Period Ended	For the Three Month Period Ended
	August 31,	August 31,	August 31,
	2007	2007	2006
	$	$	$

Revenue	-	-	-

Expenses

General and administrative (Note 4)	5,159,884	251,014	183,837
Impairment of mineral property costs	17,599,571	-	50,000
Mineral property costs	235,845	7,953	-
Rent	19,871	2,166	750

Total Expenses	23,015,171	261,133	234,587

Loss Before Other Items	(23,015,171)	(261,133)	(234,587)

Other Income (Expense)

Mineral property option payments	100,000	100,000	-
Loss on sale of investment securities	(41,267)	-	-

Net Loss for the Period	(22,956,438)	(161,133)	(234,587)

Net Loss Per Share - Basic and Diluted		-	(0.01)

Weighted Average Shares Outstanding		36,305,000	21,381,000

(The accompanying notes are an integral part of these financial statements)

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the Three Month Period Ended August 31, 2007 $	For the Three Month Period Ended August 31, 2006 $

Operating Activities

Net loss for the period	(161,133)	(234,587)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization	-	100
Donated services and rent	-	750
Impairment of mineral property costs	-	50,000

Changes in operating assets and liabilities:

Prepaid deposits	(902)	(75,000)
Accounts payable and accrued liabilities	15,082	26,242
Due to related parties	76,253	(61,774)

Net Cash Used in Operating Activities	(70,700)	(294,269)

Investing Activities

Mineral property acquisition costs	-	(50,000)
Proceeds from mineral property options	-	350,000
Purchase of property and equipment	(1,553)	-

Net Cash Provided By (Used In) Investing Activities	(1,553)	300,000

Financing Activities

Repayment of loan payable	(10,000)
Proceeds from issuance of common stock	90,000	-
Share issuance costs	(5,000)	-

Net Cash Provided By Financing Activities	75,000	-

Increase in Cash	2,747	5,731

Cash - Beginning of Period	4,509	2,115

Cash - End of Period	7,256	7,846

Non-cash Investing and Financing Activities

Loan payable settled by grant of mineral property option	10,000	-

Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at August 31, 2007, the Company has a working capital deficit of $1,152,410 and has accumulated losses of $22,956,438 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b)     Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission ("SEC") Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended May 31, 2007, included in the Company's Annual Report on Form 10-KSB filed on September 13, 2007 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at August 31, 2007, and the results of its operations and cash flows for the three months ended August 31, 2007 and 2006. The results of operations for the three months ended August 31, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

c)     Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of long-lived assets, stock-based compensation, donated expenses and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

e)     Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)     Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

g)     Investment Securities

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

h)     Property and Equipment

Property and equipment consists of office equipment recorded at cost and amortized on a straight-line basis over a three-year period.

i)     Mineral Property Costs

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
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.     Summary of Significant Accounting Policies (continued)

j)     Long-lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

k)     Asset Retirement Obligations

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

l)     Financial Instruments

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

m)     Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

n)     Foreign Currency Translation

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

o)     Stock-based Compensation

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
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.     Summary of Significant Accounting Policies (continued)

o)     Stock-based Compensation (continued)

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company's stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

p)     Recent Accounting Pronouncements

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

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.     Summary of Significant Accounting Policies (continued)

p)     Recent Accounting Pronouncements (continued)

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement did not have a material effect on the Company's financial statements.

q)     Reclassifications

Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

3.     Property and Equipment

			August 31,	May 31,
			2007	2007
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$

Office equipment	2,752	1,199	1,553	-

4.     Related Party Transactions

a)     As at August 31, 2007, the Company owed the former President of the Company $47,788 (May 31, 2007 - $47,788) which is non-interest bearing, unsecured and due on demand.

b)     During the three month period ended August 31, 2007, the Company incurred a total of $43,500 (2006 - $48,881) in consulting fees, and reimbursed $115,000 (2006 - $54,847) of expenses incurred on behalf of the Company, to various directors and officers. As at August 31, 2007, the Company was indebted to the Chief Financial Officer of the Company for $36,339 (May 31, 2007 - $19,675), the Chief Executive Officer of the Company for $96,048 (May 31, 2007 - $48,854) and three directors of the Company for $107,664 (May 31, 2007 - $95,269). The amounts due are non-interest bearing, unsecured and due on demand.

c)     In January 2005, the Company entered into an agreement with a consultant for the provision of consulting services for a period of two years to pay him $10,000 per month ($120,000 per year) ending on January 1, 2007. This consultant became the Company's Chairman of the Board of Directors effective April 7, 2006. The contract was terminated on August 11, 2006.

d)     During the three month period ended August 31, 2007, the Company recognized a total of $nil (2006 - $750) for donated rent at $250 per month provided by a director of the Company.

5.     Mineral Properties

Tanzania, Africa

a)     On August 4, 2005, the Company entered into an Asset Purchase Agreement (the "KBT Agreement") with KBT Discovery Group Tanzania Ltd. ("KBT") to acquire three Prospecting Licenses, which cover an area of approximately 621 square kilometres in Tanzania, for an aggregate purchase price of $75,000 (paid) and 2,800,000 restricted shares of common stock. On November 10, 2005, the Company entered into an Amendment Agreement in which the number of shares to be issued was increased to 5,600,000 restricted shares of common stock. On October 16, 2006, the Company entered into an Amendment Agreement in which the aggregate purchase price was increased to $225,000. By the end of the fiscal year ended May 31, 2006, the Company had completed its due diligence and closed the agreement. At the first closing, Prospecting Licence No. 2810/2004, known as "Tabora", was transferred to the Company's name and the Company issued 5,600,000 restricted shares of common stock to KBT. The Prospecting Licence No. 3117/2005, known as "Morogoro", and Prospecting Licence No. 3118/2005, known as "KM 7", were in the name of Atlas Africa Limited ("Atlas"), a Tanzanian company. KBT had entered into an agreement with Atlas which gave KBT the right to prospect minerals under the Morogoro and KM 7 Prospecting Licenses and an option to enter into a joint venture with Atlas to prospect and mine minerals under the Morogoro and KM 7 Prospecting Licenses. KBT caused Atlas to terminate the joint venture agreements and transferred the Morogoro and KM 7 Prospecting Licenses to the Company's name and the Company paid KBT $75,000. As at August 31, 2007, $75,000 is included in accrued liabilities.

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

c)     On August 4, 2005, the Company entered into an Asset Purchase Agreement (the "Megadeposit Agreement") with Megadeposit Explorers Limited ("Megadeposit") to acquire Prospecting Licence Renewal No. 2957/2005 known as "Green Hills South East", which covers an area of approximately 207 square kilometres in Tanzania, for an aggregate purchase price of 2,600,000 restricted shares of common stock. On November 10, 2005, the Company entered into an Amendment Agreement in which the number of shares to be issued was increased to 5,200,000 restricted shares of common stock. By the end of the fiscal year ended May 31, 2006, the Company had completed its due diligence and closed the agreement. At closing, Prospecting License Green Hills South East was transferred to the Company's name and the Company issued 5,200,000 restricted shares of common stock to Megadeposit. This Prospecting License expired on December 21, 2006, and Megadeposit will apply for a prospecting license ("Reacquired PLs") covering the same area previously covered by Prospecting Licence No. 2957/2005. Pursuant to an agreement to transfer mineral rights dated June 20, 2007 between Megadeposit and Douglas Lake, Megadeposit will transfer the Reacquired PLs to the Company for no consideration. Refer to Note 5(r).

d)     On April 26, 2006, the Company issued a total of 16,000,000 restricted shares of common stock at a fair value of $5,620,000 upon completion of due diligence related to the three agreements described above.

e)     On April 27, 2006, the Company entered into a Strategic Alliance Agreement with Canaco Resources Inc. ("Canaco"), a Canadian public company. Under the terms of the agreement, Canaco paid $350,000 (received during fiscal 2007) to the Company, and will provide technical management and fund the initial assessment of each of the prospects in Tanzania, in order to earn up to a 70% undivided interest in the prospects. In connection with this agreement, the Company is required to issue 200,000 restricted shares of common stock. The Company determined the fair value of the 200,000 shares to be $88,000. The 200,000 shares have not been issued as at August 31, 2007, and $88,000 is included in common stock subscribed.

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

5.     Mineral Properties (continued)

Tanzania, Africa (continued)

f)     On October 5, 2006 the Company entered into an option agreement with Canaco whereby the Company granted Canaco the right to earn up to a 70% interest in Prospecting License 3117/2005 in Tanzania known as "Morogoro" held by the Company (see Note 5(a)). Under the option agreement Canaco has agreed to:

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

g)     On November 17, 2006, the Company entered into an Asset Purchase Agreement with Atlas to acquire Prospecting License No. 3920/2006, which covers an area of approximately 46.05 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $200,000 (paid) and 4,500,000 restricted shares of common stock. The Company determined the fair value of the shares to be $3,172,500. As at May 31, 2007, the Company issued 1,500,000 shares at the fair value of $1,057,500 and at August 31, 2007, the remaining 3,000,000 shares at the fair value of $2,115,000 is included in common stock subscribed.

h)     On November 17, 2006, the Company entered into an Asset Purchase Agreement with HG to acquire six Prospecting Licenses, which cover an area of approximately 2,388.79 square kilometres in Tanzania. Prospecting License No.'s 3868/2006, 3671/2005, 3398/2005, 3105/2005, 3211/2005, and 2961/2004 were transferred to the Company's name on signing the agreement for an aggregate purchase price of $600,000 ("Cash Payment") and issuance of 4,000,000 restricted shares of common stock at a fair value of $2,820,000. The Cash Payment is to be made as follows: $150,000 (paid) on signing of the agreement and $150,000 payments at the end of each ninety day period thereafter until the consideration is paid in full. As at August 31, 2007, $450,000 is included in accrued liabilities.

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

k)     On November 21, 2006, the Company entered into an Asset Purchase Agreement with Haperk Traders Limited ("Haperk") to acquire Prospecting License Renewal No. 2987/2005 and Prospecting License No. 3267/2005, which cover an area of approximately 658.44 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $62,500 (paid) and issuance of 1,000,000 restricted shares of common stock at a fair value of $735,000. This Prospecting License expired on January 17, 2007, and Haperk will apply for a prospecting license ("Reacquired PLs") covering the same area previously covered by Prospecting Licence No. 2987/2005. Pursuant to an agreement to transfer mineral rights dated June 20, 2007 between Haperk and Douglas Lake, Haperk will transfer the Reacquired PLs to the Company for no consideration. Refer to Note 5(r).

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

p)     On November 29, 2006, the Company entered into an Asset Purchase Agreement with Ziko Farms Limited ("Ziko") to acquire four Prospecting Licenses, which cover an area of approximately 284.26 square kilometres in Tanzania. Prospecting License No.'s 2637/2004, 2638/2004, 2639/2004, and 3826/2005 were transferred to the Company's name on signing the agreement for an aggregate purchase price of $90,174 (paid) and 900,000 restricted shares of common stock. The Company determined the fair value of the shares to be $634,500. On June 21, 2007 the Company issued 900,000 shares of common stock pursuant to the asset purchase agreement.

q)     On March 2, 2007, the Company entered into an option agreement with Canaco whereby the Company granted Canaco the right to earn up to a 75% interest in Prospecting License 3920/2006 in Tanzania known as "Magembe" held by the Company (see Note 5(g)). Under the option agreement Canaco has agreed to:

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

If the Company fails to reacquire the Prospecting Licenses by March 31, 2008 the Company will not receive the additional cash payments.

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

5.     Mineral Properties (continued)

Tanzania, Africa (continued)

r)     On June 29, 2007, the Company entered into an option agreement with Canaco whereby the Company granted Canaco the right to earn up to a 70% interest in Prospecting License 2987/2005 in Tanzania known as "Kwadijava" in the process of being acquired by the Company (see Note 5(c)). Under the option agreement Canaco has agreed to:

i)     make cash payments to the Company of $250,000, of which $50,000 (less the amount owing by the Company to Canaco in the amount of $17,952.60) is payable upon the execution of the agreement (received). An additional $75,000 is payable on the first anniversary of the Effective Date (as such term is defined in the agreement, that being the date on which the Company has reacquired the Prospecting License and has obtained all applicable regulatory approvals), and $125,000 is payable on the second anniversary of the Effective Date;

ii)    issue up to 800,000 of its common shares to the Company, of which 100,000 shares are issuable on the Effective Date, 200,000 shares are issuable on the first anniversary of the Effective Date, an additional 500,000 shares are issuable on the second anniversary of the Effective Date; and

iii)   commit to spend up to $2,000,000 in exploration expenses on the subject property prior to the third anniversary of the Effective Date ($250,000 in cumulative exploration expense prior to the first anniversary of the Effective Date, up to $500,000 in cumulative exploration expense prior to the second anniversary of the Effective Date, up to $1,250,000 in cumulative exploration expense prior to the third anniversary of the Effective Date, and up to 2,000,000 in cumulative exploration expense prior to the third anniversary of the Effective Date).

If the Company fails to reacquire the Prospecting License by March 31, 2008 the Company will be deemed to have waived Canaco's obligation to pay the Company $100,000 pursuant to the option agreement relating to the Magembe property. (See note 5(q)).

s)     On June 29, 2007, the Company entered into an option agreement with Canaco whereby the Company granted Canaco the right to earn up to a 70% interest in Prospecting License 2957/2005 in Tanzania known as "Negero" in the process of being acquired by the Company (see Note 5(k)). Under the option agreement Canaco has agreed to:

i)     make cash payments to the Company of $250,000, of which $50,000 (received) is payable upon the execution of the agreement. An additional $75,000 is payable on the first anniversary of the Effective Date (as such term is defined in the agreement, that being the date on which the Company has reacquired the Prospecting License and has obtained all applicable regulatory approvals), and $125,000 is payable on the second anniversary of the Effective Date;

ii)    issue up to 800,000 of its common shares to the Company, of which 100,000 shares are issuable on the Effective Date, 200,000 shares are issuable on the first anniversary of the Effective Date, an additional 500,000 shares are issuable on the second anniversary of the Effective Date; and

iii)   commit to spend up to $2,000,000 in exploration expenses on the subject property prior to the third anniversary of the Effective Date ($250,000 in cumulative exploration expense prior to the first anniversary of the Effective Date, up to $500,000 in cumulative exploration expense prior to the second anniversary of the Effective Date, up to $1,250,000 in cumulative exploration expense prior to the third anniversary of the Effective Date, and up to 2,000,000 in cumulative exploration expense prior to the third anniversary of the Effective Date).

If the Company fails to reacquire the Prospecting License by March 31, 2008 the Company will be deemed to have waived Canaco's obligation to pay the Company $100,000 pursuant to the option agreement relating to the Magembe property. (See note 5(q)).

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

6.     Accrued Liabilities

The components of accrued liabilities are as follows:

	August 31, 2007 $	May 31, 2007 $

Mineral property expenditures	625,000	625,000
Professional fees	23,460	16,106

Total accrued liabilities	248,460	641,106

7.     Loan Payable

The balance owing to an unrelated third party is non-interest bearing, unsecured and due on demand.

8.     Common Stock

a)     On June 12, 2007, the Company issued 900,000 shares of common stock pursuant to the Asset Purchase Agreement described in Note 5(p). As at May 31, 2007, the fair value of $634,500 was included in common stock subscribed.

b)     During the three-month period ended August 31, 2007, the Company received share subscriptions of $90,000 pursuant to private placements of 299,999 shares at $0.30 per share. The Company paid $5,000 in finders' fees pursuant to this private placement.

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

9.     Stock Options

The Company adopted a Stock Option Plan dated April 27, 2007, under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. As at August 31, 2007, the Company had 1,210,000 shares of common stock available to be issued under the Plan.

The Company did not grant any stock options during the three month periods ended August 31, 2007 and 2006.

The following table summarizes the continuity of the Company's stock options:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $

Outstanding, May 31 and August 31, 2007	8,790,000	0.30	4.66	791,100

Exercisable, August 31, 2007	8,790,000	0.30	4.66	791,100

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

b)     On January 9, 2006, the Company entered into a consulting agreement for a term of three months for consideration of $75,000 cash (paid in fiscal 2006 by a director of the Company) and 150,000 shares of common stock (100,000 shares transferred to the consultant by related parties during fiscal 2006). As at August 31, 2007, 50,000 shares of common stock are owed to the consultant. As at August 31, 2007, the fair value of $50,000 for these shares owed is included in common stock subscribed.

c)     On June 1, 2006, the Company entered into a consulting agreement with a company controlled by the Chief Financial Officer of the Company for $4,500 per month for a term of two years.

d)     On June 18, 2007, the Company entered into an agreement to rent office space for $903 (Cdn$954) per month for a period of twelve months. The Company can terminate the agreement with sixty days notice.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the three months ended August 31, 2007 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended August 31, 2007 included in this Quarterly Report and our Annual Report on Form 10-KSB for the year ended May 31, 2007, including our annual audited financial statements included therein.

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

On April 27, 2006, we entered into a strategic alliance agreement (the "SA Agreement") with Canaco Resources Inc. ("Canaco"), a Canadian public company. Under the terms of the SA Agreement, Canaco paid $350,000 to us and will provide technical management and fund the initial assessment of each of our claims in Tanzania, and can earn up to a 70% undivided interest in the claims. In connection with this agreement, the Company is required to issue 200,000 shares. As at August 31, 2007, these shares have not been issued.

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

On November 17, 2006, we entered into an Asset Purchase Agreement with Atlas to acquire Prospecting License No. 3920/2006, which covers an area of approximately 46.05 square kilometres in Tanzania. The license was transferred to us on signing the agreement for an aggregate purchase price of $200,000 (paid) and 4,500,000 restricted shares of common stock. As at August 31, 2007, the Company has issued 1,500,000 shares of the 4,500,000 shares that are issuable under the agreement.

On November 17, 2006, we entered into an Asset Purchase Agreement with HG to acquire six Prospecting Licenses, which cover an area of approximately 2,388.79 square kilometers in Tanzania. Prospecting License No.'s 3868/2006, 3671/2005, 3398/2005, 3105/2005, 3211/2005 and 2961/2004 were transferred to us on signing the agreement for an aggregate purchase price of $600,000 (the "Cash Payment") and 4,000,000 restricted shares of common stock. The Cash Payment is to be made as follows: $150,000 (paid) on signing of the agreement and $150,000 in payments at the end of each 90 day period thereafter until the consideration is paid in full. As of August 31, 2007, the balance of the Cash Payment of $450,000 remains outstanding, and the 4,000,000 shares have been issued.

On November 19, 2006, we entered into an Asset Purchase Agreement with Megadeposit to acquire five Prospecting Licenses, which cover an area of approximately 1,401 square kilometers in Tanzania. Prospecting License Renewal No.'s 3436/2005 and 2874/2004, and Prospecting License No.'s 3107/2005, 3916/2006, and 2956/2004 were transferred to us on signing the agreement for an aggregate purchase price of 4,000,000 restricted shares of common stock (issued).

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

On November 21, 2006, we entered into an Asset Purchase Agreement with Haperk Traders Limited to acquire Prospecting License Renewal No. 2987/2005 and Prospecting License No. 3267/2005, which cover an area of approximately 658.44 square kilometres in Tanzania. The license was transferred to us on signing the agreement for an aggregate purchase price of $62,500 (paid) and 1,000,000 restricted shares of common stock (issued).

On November 21, 2006, we entered into an Asset Purchase Agreement with Sika Holdings Limited to acquire Prospecting License No. 2544/2004, which covers an area of approximately 4.83 square kilometers in Tanzania. The license was transferred to us on signing the agreement for an aggregate purchase price of $60,000 (paid) and 750,000 restricted shares of common stock (issued).

On November 21, 2006, we entered into an Asset Purchase Agreement with KBT to acquire two Prospecting Licenses, which cover an area of approximately 1,119 square kilometers in Tanzania. Prospecting License No.'s 3899/2006 and 3900/2006 were transferred to us on signing the agreement for an aggregate purchase price of 200,000 restricted shares of common stock (issued).

On November 22, 2006, we entered into an Asset Purchase Agreement with Robert Nicolas to acquire Prospecting License No. 3907/2006, which covers an area of approximately 34.27 square kilometers in Tanzania. The license was transferred to us on signing the agreement for an aggregate purchase price of $15,000 (paid) and 100,000 restricted shares of common stock (issued).

On November 22, 2006, we entered into an Asset Purchase Agreement with Atupele A. Mwanjala and Naniel Kerrosi to acquire Prospecting License No. 2797/2004, which covers an area of approximately 28.8 square kilometers in Tanzania. The license was transferred to us on signing the agreement for an aggregate purchase price of $20,000 (paid) and 100,000 restricted shares of common stock (issued).

On November 29, 2006, we entered into an Asset Purchase Agreement with Ziko Farms Limited to acquire four Prospecting Licenses, which cover an area of approximately 284.26 square kilometers in Tanzania. Prospecting License No.'s 2637/2004, 2638/2004, 2639/2004 and 3826/2005 were transferred to us on signing the agreement for an aggregate purchase price of $90,174 (paid) and 900,000 restricted shares of common stock, which we issued on June 21, 2007.

On March 2, 2007, we entered into an option agreement with Canaco, whereby we granted Canaco the right to earn up to a 75% interest in Prospecting License 3920/2006 in Tanzania known as "Magembe" held by the Company. Under the option agreement Canaco has agreed to:

(a)        make cash payments to us of $200,000, of which $100,000 (received) is payable upon the approval of the board of directors of both companies and the TSX Venture Exchange, the stock exchange that Canaco's shares are listed on (such date is referred to as the "Effective Date"). An additional $100,000 is payable on the first anniversary of the Effective Date;

(b)        issue up to 750,000 of its common shares to us, of which 250,000 shares are issuable on the second anniversary of the Effective Date, an additional 500,000 shares are issuable on the third anniversary of the Effective Date; and

(c)        commit to spend up to $2,500,000 in exploration expenses on the subject property prior to the fourth anniversary of the Effective Date ($250,000 in cumulative exploration expense prior to the first anniversary of the Effective Date, up to $500,000 in cumulative exploration expense prior to the second anniversary of the Effective Date, and up to $750,000 in cumulative exploration expense prior to the third anniversary of the Effective Date, and up to $1,000,000 in cumulative exploration expense prior to the fourth anniversary of the Effective Date);

provided, however, that if we fail to reacquire the Prospecting Licenses by March 31, 2008, we will not receive the additional cash payments.

On June 29, 2007, we entered into an option agreement with Canaco whereby we granted Canaco the right to earn up to a 70% interest in Prospecting License 2987/2005 in Tanzania known as "Kwadijava" in the process of being acquired by us. Under the option agreement Canaco has agreed to:

(a)        make cash payments to us of $250,000, of which $50,000 (less the amount owing by us to Canaco in the amount of $17,952.60) is payable upon the execution of the agreement (received). An additional $75,000 is payable on the first anniversary of the Effective Date (as such term is defined in the agreement, that being the date on which we have reacquired the Prospecting License and have obtained all applicable regulatory approvals), and $125,000 is payable on the second anniversary of the Effective Date;

(b)        issue up to 800,000 of its common shares to us, of which 100,000 shares are issuable on the Effective Date, 200,000 shares are issuable on the first anniversary of the Effective Date, an additional 500,000 shares are issuable on the second anniversary of the Effective Date; and

(c)        commit to spend up to $2,000,000 in exploration expenses on the subject property prior to the third anniversary of the Effective Date ($250,000 in cumulative exploration expense prior to the first anniversary of the Effective Date, up to $500,000 in cumulative exploration expense prior to the second anniversary of the Effective Date, up to $1,250,000 in cumulative exploration expense prior to the third anniversary of the Effective Date, and up to 2,000,000 in cumulative exploration expense prior to the third anniversary of the Effective Date).

If we fail to reacquire the Prospecting License by March 31, 2008 we will be deemed to have waived Canaco's obligation to pay us $100,000 pursuant to the option agreement relating to the Magembe property that we entered into on March 2, 2007, as described above.

On June 29, 2007, we entered into an option agreement with Canaco whereby we granted Canaco the right to earn up to a 70% interest in Prospecting License 2957/2005 in Tanzania known as "Negero" in the process of being acquired by us. Under the option agreement Canaco has agreed to:

(a)   make cash payments to us of $250,000, of which $50,000 (received) is payable upon the execution of the agreement. An additional $75,000 is payable on the first anniversary of the Effective Date (as such term is defined in the agreement, that being the date on which we have reacquired the Prospecting License and have obtained all applicable regulatory approvals), and $125,000 is payable on the second anniversary of the Effective Date;

(b)   issue up to 800,000 of its common shares to us, of which 100,000 shares are issuable on the Effective Date, 200,000 shares are issuable on the first anniversary of the Effective Date, an additional 500,000 shares are issuable on the second anniversary of the Effective Date; and

(c)   commit to spend up to $2,000,000 in exploration expenses on the subject property prior to the third anniversary of the Effective Date ($250,000 in cumulative exploration expense prior to the first anniversary of the Effective Date, up to $500,000 in cumulative exploration expense prior to the second anniversary of the Effective Date, up to $1,250,000 in cumulative exploration expense prior to the third anniversary of the Effective Date, and up to 2,000,000 in cumulative exploration expense prior to the third anniversary of the Effective Date).

If we fail to reacquire the Prospecting License by March 31, 2008 we will be deemed to have waived Canaco's obligation to pay us $100,000 pursuant to the option agreement relating to the Magembe property that we entered into on March 2, 2007, as described above.

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

At August 31, 2007, we had cash of $7,256 and a working capital deficit of $1,152,410. We do not have sufficient funds to pursue our plan of operations for the next 12 months. We are in the process of raising funds through a private placement offering of our shares of common stock. However, there can be no assurance that we will complete the private placement or that the funds raised will be sufficient for us to pay our expenses for the next 12 months.

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

Results of Operations

Three Months Ended August 31, 2007 Compared to Three Months Ended August 31, 2006

The following table sets out our loss for the periods indicated:
	Accumulated From January 5, 2004 (Date of Inception) to August 31, 2007	Three Months Ended August 31, 2007	Three Months Ended August 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
Expenses
General and administrative	$5,159,884	$251,014	$183,837
Impairment of mineral property costs	17,599,571	-	50,000
Mineral property costs	235,845	7,953	-
Rent	19,871	2,166	750
Total Expenses	23,015,171	261,133	234,587
Net Loss Before Other Items	(23,015,171)	(261,133)	(234,587)
Other Income (Expense)
Mineral property option payments	100,000	100,000	-
Loss on sale of investment securities	(41,267)	-	-
Net Loss	$(22,956,438)	$(161,133)	$(234,587)

Revenues

We have had no operating revenues since our inception on January 5, 2004 to August 31, 2007. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Our general and administrative expenses in the three months ended August 31, 2007 increased to $251,014 from $183,837 in the three months ended August 31, 2006, primarily as a result of increased reimbursements to various officers and directors with respect to expenses incurred by them on our behalf.

Mineral Property Costs

In the three months ended August 31, 2007, we incurred mineral property costs of $7,953, compared to mineral property costs of $nil in the three months ended August 31, 2006. We expense our mineral property costs as they are incurred.

Rent

In the three months ended August 31, 2007, we paid an aggregate of $2,166 in rent, compared to $750 in the three months ended August 31, 2006.

Mineral Property Option Payments

In the three months ended August 31, 2007, we received $100,000 in mineral property option payments, compared to $nil in the three months ended August 31, 2006.

Net Loss

As a result of the above, our net loss for the three months ended August 31, 2007 was $161,133, compared to $234,587 in the three months ended August 31, 2007.

Liquidity and Capital Resources

We had cash of $7,256 as at August 31, 2007 and a working capital deficit of $1,152,410. During the 12 month period following the date of this Quarterly Report, we anticipate that we will not generate any revenue. As set forth above under "Plan of Operations", we will be required to obtain additional financing in order to pay our planned expenses during the next 12 months.

Cash Used in Operating Activities

Net cash used in operating activities in the three months ended August 31, 2007 was $70,700, compared to $294,269 in the three months ended August 31, 2006. The primary reason for the decrease in cash used in operating activities between these two periods is because we received a $100,000 mineral property option payment during the three months ended August 31, 2007 (as compared to $nil in the three months ended August 31, 2006). We anticipate that cash used in operating activities will increase in 2007 as we pursue our plan of operations.

Cash Provided by or Used in Investing Activities

In the three months ended August 31, 2007, net cash used in investing activities was $1,553, as compared to net cash of $300,000 provided by investing activities in the three months ended August 31, 2006. The primary reason for the change between these two periods is due to a decrease in proceeds from mineral property options from $350,000 (offset against $50,000 used for mineral property acquisition costs) in the three months ended August 31, 2006 to $nil in the three months ended August 31, 2007.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock. In the three months ended August 31, 2007, we raised net proceeds of $85,000, as compared to $Nil in the three months ended August 31, 2006, from the sale of and subscriptions for our common stock. During the three months ended August 31, 2007, we repaid $10,000 of a loan payable.

We are in the process of raising funds through a private placement offering of our common stock. However, there can be no assurance that we will be able to complete the private placement of our shares. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to pursue our plan of operations, then we will not be able to continue our exploration of our mineral claims and our business will fail.

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

Item 3.           Controls And Procedures

As of the end of the fiscal period ended August 31, 2007, the Company carried out an evaluation, under the supervision the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of August 31, 2007, our disclosure controls and procedures, related to internal control over financial reporting and the recording of certain equity and related party transactions, were not effective in light of the material weaknesses described below.

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

Item 2.           Unregistered Sales of Equity Securities

On June 12, 2007, we issued 900,000 shares of common stock pursuant to the terms of an Asset Purchase Agreement we entered into with Ziko Farms Limited as partial consideration for the acquisition of four prospecting licenses in Tanzania. We determined the fair market value of such shares to be $634,500. We determined that the issuance of these securities was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Securities Holders

None.

Item 5.           Other Information

None.

Item 6.           Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:
Exhibit Number	Description of Exhibit
10.1	Addendum No. 1 to Amended and Restated Strategic Alliance Agreement between Douglas Lake Minerals Inc. and Canaco Resources Inc., dated June 29, 2007
10.2	Kwadijava Option Agreement between Douglas Lake Minerals Inc. and Canaco Resources Inc., dated June 29, 2007
10.3	Negero Option Agreement between Douglas Lake Minerals Inc. and Canaco Resources Inc., dated June 29, 2007
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

__________

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DOUGLAS LAKE MINERALS INC.
Date: October 19, 2007. Per:	"Harpreet S. Sangha" __________________________________ Harpreet S. Sangha President, Chief Executive Officer, Principal Executive Officer and a director

__________