Form 10QSB
period 2008-02-29
Douglas Lake Minerals Inc.
filed 2008-04-21
CIK 1297223

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 29, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 40,385,864 shares of common stock as of April 21, 2008.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

__________

DOUGLAS LAKE MINERALS INC.

Quarterly Report On Form 10-QSB

For The Quarterly Period Ended February 29, 2008

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended February 29, 2008 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the Securities and Exchange Commission (the "SEC"). These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

The following unaudited interim financial statements of Douglas Lake Minerals Inc. ("Douglas Lake" or the "Company") are included in this Quarterly Report on Form 10-QSB:

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	February 29, 2008 $ (Unaudited)	May 31, 2007 $

ASSETS

Current Assets

Cash	2,925	4,509
Prepaid deposits	24,454	20,000
Short-term Investments (Note 3)	42,840	-

Total Current Assets	70,219	24,509

Property and Equipment (Note 4)	1,294	-

Total Assets	71,513	24,509

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	415,207	226,541
Accrued liabilities (Note 7)	625,000	641,106
Loan payable (Note 8)	20,000	20,000
Due to related parties (Note 5)	437,479	211,586

Total Liabilities	1,497,686	1,099,233

Commitments and Contingencies (Notes 1, 6 and 11)

Stockholders' Deficit

Common Stock Authorized: 100,000,000 shares, $0.001 par value Issued and outstanding: 40,385,865 and 35,610,865 shares, respectively	40,386	35,611

Additional Paid-in Capital	19,403,195	18,688,470

Common Stock Subscribed (Notes 6, 9 and 11(a))	2,253,000	2,887,500

Donated Capital	109,000	109,000

Accumulated Other Comprehensive Income/Loss	(13,177)	-

Deficit Accumulated During the Exploration Stage	(23,218,577)	(22,795,305)

Total Stockholders' Deficit	(1,426,173)	(1,074,724)

Total Liabilities and Stockholders' Deficit	71,513	24,509

(The accompanying notes are an integral part of these financial statements)

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from January 5, 2004 (Date of Inception) to	For the Three Month Period Ended	For the Three Month Period Ended	For the Nine Month Period Ended	For the Nine Month Period Ended
	February 29	February 29	February 28	February 29	February 28
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses

General and administrative (Note 5)	5,437,875	101,297	600,383	529,005	1,153,586
Impairment of mineral property costs	17,599,571	-	-	-	12,519,924
Mineral property costs	270,295	34,450	-	42,403	99,840
Rent	25,586	2,847	750	7,881	4,483

Total Expenses	23,333,327	138,594	601,133	579,289	13,777,833

(Loss) Income Before Other Items	(23,333,327)	(138,594)	(601,133)	(579,289)	(13,777,833)

Other Income (Expense)

Mineral property option payments	156,017	-	-	156,017	-
Loss on sale of investment securities	(41,267)	-	-	-	-

Net Loss for the Period	(23,218,577)	(138,594)	(601,133)	(423,272)	(13,177,833)

Other Comprehensive Loss

Unrealized loss on investment securities	(13,177)	1,840	-	(13,177)	-

Comprehensive Loss	(23,231,754)	(136,754)	(601,133)	(436,449)	(13,177,833)

Net Loss Per Share - Basic and Diluted		-	(0.02)	(0.01)	(0.57)

Weighted Average Shares Outstanding		41,856,000	26,547,000	38,957,000	23,084,000

(The accompanying notes are an integral part of these financial statements)

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the Nine Month Period Ended February 29, 2008 $	For the Nine Month Period Ended February 28, 2007 $

Operating Activities

Net loss for the period	(423,272)	(13,777,833)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization	-	300
Donated services and rent	-	2,250
Impairment of mineral property costs	-	12,519,924
Mineral property option payments	(156,017)	-
Stock-based compensation	-	120,000
Depreciation	259	-

Changes in operating assets and liabilities:

Prepaid deposits	(4,454)	(98,649)
Accounts payable and accrued liabilities	190,513	82,965
Due to related parties	225,893	(114,475)

Net Cash Used in Operating Activities	(167,078)	(1,265,518)

Investing Activities

Mineral property acquisition costs	-	(767,674)
Proceeds from mineral property options	82,047	350,000
Purchase of property and equipment	(1,553)	-

Net Cash Provided By (Used in) Investing Activities	80,494	(417,674)

Financing Activities

Proceeds from issuance of common stock	90,000	1,484,200
Common stock subscribed	-	216,900
Share issuance costs	(5,000)	-

Net Cash Provided By Financing Activities	85,000	1,701,100

(Decrease) Increase in Cash	(1,584)	17,908

Cash - Beginning of Period	4,509	2,115

Cash - End of Period	2,925	20,023

Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at February 29, 2008, the Company has a working capital deficit of $1,427,467 and has accumulated losses of $23,218,577 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at February 29, 2008, and the results of its operations and cash flows for the nine months ended February 29, 2008 and 2007. The results of operations for the three and nine months ended February 29, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

e)     Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the three month and nine month periods ended February 29, 2008, the only component of comprehensive loss was unrealized losses on available-for-sale investments which amounted to $13,177. As at February 28, 2007, the Company had no items that represent a comprehensive loss.

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

p)     Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, "Business Combinations". This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements Liabilities -an Amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

3.     Short-Term Investments

During the nine month period ended February 29, 2008, the Company received equity securities classified as available-for-sale with a fair value of $56,017. Refer to Note 6(f). As at February 29, 2008, an unrealized holding loss of $13,177 has been recorded as comprehensive loss.

4.     Property and Equipment

			February 28	May 31,
			2008	2007
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$

Office equipment	2,752	1,458	1,294	-

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

5.     Related Party Transactions

a)     As at February 29, 2008, the Company owed the former President of the Company $47,788 (May 31, 2007 - $47,788) which is non-interest bearing, unsecured and due on demand.

b)     During the nine month period ended February 29, 2008, the Company incurred a total of $103,500 (2007 - $122,081) of consulting fees included in general and administrative expenses, and reimbursed $115,000 (2007 - $185,198) of expenses incurred on behalf of the Company, to various directors and officers. As at February 29, 2008, the Company was indebted to the former Chief Financial Officer of the Company for $49,893 (May 31, 2007 - $19,675), the Chief Executive Officer of the Company for $231,420 (May 31, 2007 - $48,854) and three directors of the Company for $108,378 (May 31, 2007 - $95,269). The amounts due are non-interest bearing, unsecured and due on demand.

c)     During the nine month period ended February 29, 2008, the Company recognized a total of $nil (2007 - $2,250) for donated rent at $250 per month provided by a director of the Company.

6.     Mineral Properties

Tanzania, Africa

a)     On August 4, 2005, the Company entered into an Asset Purchase Agreement (the "KBT Agreement") with KBT Discovery Group Tanzania Ltd. ("KBT") to acquire three Prospecting Licenses, which cover an area of approximately 621 square kilometres in Tanzania, for an aggregate purchase price of $75,000 and 2,800,000 restricted shares of common stock. On November 10, 2005, the Company entered into an Amendment Agreement in which the number of shares to be issued was increased to 5,600,000 restricted shares of common stock. On October 16, 2006, the Company entered into an Amendment Agreement in which the aggregate purchase price was increased to $225,000. By the end of the fiscal year ended May 31, 2006, the Company had completed its due diligence and closed the agreement. At the first closing, Prospecting Licence No. 2810/2004, known as "Tabora", was transferred to the Company's name and the Company issued 5,600,000 restricted shares of common stock to KBT. The Prospecting Licence No. 3117/2005, known as "Morogoro", and Prospecting Licence No. 3118/2005, known as "KM 7", were in the name of Atlas Africa Limited ("Atlas"), a Tanzanian company. KBT had entered into an agreement with Atlas which gave KBT the right to prospect minerals under the Morogoro and KM 7 Prospecting Licenses and an option to enter into a joint venture with Atlas to prospect and mine minerals under the Morogoro and KM 7 Prospecting Licenses. KBT caused Atlas to terminate the joint venture agreements and transferred the Morogoro and KM 7 Prospecting Licenses to the Company's name and the Company paid KBT $75,000. On July 19, 2006, the Company entered into a Letter of Amendment, whereby the Company paid $50,000 directly to Atlas. During the year ended May 31, 2007, the Company paid the $50,000 to Atlas and recognized an impairment loss of $50,000 as there are no proven or probable reserves on any of the Tanzania properties. As at February 29, 2008, $75,000 is included in accrued liabilities.

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

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

6.     Mineral Properties (continued)

Tanzania, Africa (continued)

c)     On August 4, 2005, the Company entered into an Asset Purchase Agreement (the "Megadeposit Agreement") with Megadeposit Explorers Limited ("Megadeposit") to acquire Prospecting Licence Renewal No. 2957/2005 known as "Green Hills South East", which covers an area of approximately 207 square kilometres in Tanzania, for an aggregate purchase price of 2,600,000 restricted shares of common stock. On November 10, 2005, the Company entered into an Amendment Agreement in which the number of shares to be issued was increased to 5,200,000 restricted shares of common stock. By the end of the fiscal year ended May 31, 2006, the Company had completed its due diligence and closed the agreement. At closing, Prospecting License Green Hills South East was transferred to the Company's name and the Company issued 5,200,000 restricted shares of common stock to Megadeposit. This Prospecting License expired on December 21, 2006, and Megadeposit will apply for a prospecting license ("Reaquired PLs") covering the same area previously covered by Prospecting Licence No. 2957/2005. Pursuant to an agreement to transfer mineral rights dated June 20, 2007 between Megadeposit and Douglas Lake, Megadeposit will transfer the Reacquired PLs to the Company for no consideration. Refer to Note 6(s).

d)     On April 26, 2006, the Company issued a total of 16,000,000 restricted shares of common stock at a fair value of $5,620,000 upon completion of due diligence related to the three agreements described above.

e)     On April 27, 2006, the Company entered into a Strategic Alliance Agreement with Canaco Resources Inc. ("Canaco"), a Canadian public company. Under the terms of the agreement, Canaco paid $350,000 (received during fiscal 2007) to the Company, and will provide technical management and fund the initial assessment of each of the prospects in Tanzania, in order to earn up to a 70% undivided interest in the prospects. The $350,000 payment can be allocated at Canaco's discretion to cash payments owing under subsequent option agreements. On November 1, 2007, Canaco allocated $75,000 of the payment as the cash consideration owed under the option agreement described in note 6(f)(i). In connection with this agreement, the Company is required to issue 200,000 restricted shares of common stock. The Company determined the fair value of the 200,000 shares to be $88,000. The 200,000 shares have not been issued as at February 29, 2008, and $88,000 is included in common stock subscribed.

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

g)     On November 17, 2006, the Company entered into an Asset Purchase Agreement with Atlas to acquire Prospecting License No. 3920/2006, which covers an area of approximately 46.05 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $200,000 (paid) and 4,500,000 restricted shares of common stock. The Company determined the fair value of the shares to be $3,172,500. As at May 31, 2007, the Company issued 1,500,000 shares at the fair value of $1,057,500 and at February 29, 2008, the remaining 3,000,000 shares at the fair value of $2,115,000 is included in common stock subscribed.

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

6.     Mineral Properties (continued)

Tanzania, Africa (continued)

h)     On November 17, 2006, the Company entered into an Asset Purchase Agreement with HG to acquire six Prospecting Licenses, which cover an area of approximately 2,388.79 square kilometres in Tanzania. Prospecting License No.'s 3868/2006, 3671/2005, 3398/2005, 3105/2005, 3211/2005, and 2961/2004 were transferred to the Company's name on signing the agreement for an aggregate purchase price of $600,000 ("Cash Payment") and issuance of 4,000,000 restricted shares of common stock at a fair value of $2,820,000. The Cash Payment is to be made as follows: $150,000 (paid) on signing of the agreement and $150,000 payments at the end of each ninety day period thereafter until the consideration is paid in full. As at February 29, 2008, $450,000 is included in accrued liabilities.

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

j)     On November 20, 2006, the Company entered into an Asset Purchase Agreement with Sumayi Investment International Limited ("Sumayi") to acquire 75% ownership of four Gemstone Licenses, which cover an area of approximately 3.88 square kilometres in Tanzania. Gemstone Mining License No.'s 201/2005, 198/2005, 199/2005 and 202/2005 were transferred to the Company's name on signing the agreement for an aggregate purchase price of $100,000 payable (included in accrued liabilities) one year from signing. At February 29, 2008, the amount remains unpaid.

k)     On November 21, 2006, the Company entered into an Asset Purchase Agreement with Haperk Traders Limited ("Haperk") to acquire Prospecting License Renewal No. 2987/2005 and Prospecting License No. 3267/2005, which cover an area of approximately 658.44 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $62,500 (paid) and issuance of 1,000,000 restricted shares of common stock at a fair value of $735,000. This Prospecting License expired on January 17, 2007, and Haperk will apply for a prospecting license ("Reaquired PLs") covering the same area previously covered by Prospecting Licence No. 2987/2005. Pursuant to an agreement to transfer mineral rights dated June 20, 2007 between Haperk and Douglas Lake, Haperk will transfer the Reacquired PLs to the Company for no consideration. Refer to Note 6(r).

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

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

6.     Mineral Properties (continued)

Tanzania, Africa (continued)

q)     On March 2, 2007, the Company entered into an option agreement with Canaco whereby the Company granted Canaco the right to earn up to a 75% interest in Prospecting License 3920/2006 in Tanzania known as "Magembe" held by the Company (see Note 6(g)). Under the option agreement Canaco has agreed to:

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

If the Company fails to reacquire the Prospecting License by March 31, 2008 the Company will be deemed to have waived Canaco's obligation to pay the Company $100,000 pursuant to the option agreement relating to the Magembe property. (See Note 6(k)). In July 2007, the Company filed paperwork to reacquire the Prospecting License, but has not yet received formal approval from the Tanzania mining division. If and when the Company receives formal confirmation that it has reacquired the Prospecting License, Canaco's obligation to pay the Company $100,000 as described above will be reinstated.

s)     On June 29, 2007, the Company entered into an option agreement with Canaco whereby the Company granted Canaco the right to earn up to a 70% interest in Prospecting License 2957/2005 in Tanzania known as "Negero" in the process of being acquired by the Company (see Note 6(c)). Under the option agreement Canaco has agreed to:

1.     make cash payments to the Company of $250,000, of which $50,000 (received) is payable upon the execution of the agreement. An additional $75,000 is payable on the first anniversary of the Effective Date (as such term is defined in the agreement, that being the date on which the Company has reacquired the Prospecting License and has obtained all applicable regulatory approvals), and $125,000 is payable on the second anniversary of the Effective Date;

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

6.     Mineral Properties (continued)

Tanzania, Africa (continued)

2.     issue up to 800,000 of its common shares to the Company, of which 100,000 shares are issuable on the Effective Date (received), 200,000 shares are issuable on the first anniversary of the Effective Date, an additional 500,000 shares are issuable on the second anniversary of the Effective Date; and

3.     commit to spend up to $2,000,000 in exploration expenses on the subject property prior to the third anniversary of the Effective Date ($250,000 in cumulative exploration expense prior to the first anniversary of the Effective Date, up to $500,000 in cumulative exploration expense prior to the second anniversary of the Effective Date, up to $1,250,000 in cumulative exploration expense prior to the third anniversary of the Effective Date, and up to 2,000,000 in cumulative exploration expense prior to the third anniversary of the Effective Date).

If the Company fails to reacquire the Prospecting License by March 31, 2008 the Company will be deemed to have waived Canaco's obligation to pay the Company $100,000 pursuant to the option agreement relating to the Magembe property. (See Note 6(c)). In July 2007, the Company filed paperwork to reacquire the Prospecting License, but has not yet received formal approval from the Tanzania mining division. If and when the Company receives formal confirmation that it has reacquired the Prospecting License, Canaco's obligation to pay the Company $100,000 as described above will be reinstated.

7.     Accrued Liabilities

The components of accrued liabilities are as follows:

	February 28, 2008 $	May 31, 2007 $

Mineral property expenditures	625,000	625,000
Professional fees	-	16,106

Total accrued liabilities	625,000	641,106

8.     Loan Payable

The balance owing to an unrelated third party is non-interest bearing, unsecured and due on demand.

9.     Common Stock

a)     On June 21, 2007, the Company authorized the issuance of 900,000 shares of common stock pursuant to the Asset Purchase Agreement described in Note 6(p). As at May 31, 2007, the fair value of $634,500 was included in common stock subscribed.

b     During the nine-month period ended February 29, 2008, the Company issued 3,575,000 shares of common stock upon the cashless exercise of 7,150,000 stock options. The Company also issued an additional 1,475,000 shares of common stock in error. On February 20, 2008, the excess shares were returned to treasury and cancelled.

c)     On November 30, 2007, the Company issued 300,000 shares of common stock at $0.30 per share pursuant to a private placement for gross cash proceeds of $90,000. The Company paid $5,000 in finders' fees pursuant to this private placement.

10.   Stock Options

The Company adopted a Stock Option Plan dated April 27, 2007 (the "2007 Stock Option Plan"), under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. As at February 29, 2008, the Company had 1,210,000 shares of common stock available to be issued under the Plan. At February 29, 2008, the Company had no unrecognized compensation costs.

The Company did not grant any stock options during the nine month periods ended February 29, 2008 and 2007.

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

10.   Stock Options (continued)

The following table summarizes the continuity of the Company's stock options:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $

Outstanding, May 31, 2007	8,790,000	0.30
Exercised	(7,150,000)	-

Outstanding, February 29, 2008	1,640,000	0.30	4.16	-

Exercisable, February 29, 2008	1,640,000	0.30	4.16	-

The stock options outstanding are exercisable for cash at $0.30 per share, or on a cashless exercise basis using a prorated formula whereby the number of shares issuable is equal to (a) the average closing price for the five days prior to exercise date ("ACP") in excess of the $0.30 exercise price, divided by (b) the ACP multiplied by (c) the number of options exercised. During the period ended February 29, 2008, the Company issued 3,575,000 shares of common stock upon the cashless exercise of 7,150,000 stock options. The Company also issued an additional 1,475,000 shares of common stock in error. On February 20, 2008, the excess shares were returned to treasury and cancelled.

The total intrinsic value of stock options exercised during the periods ended February 29, 2008 and 2007 were $Nil and $Nil respectively.

11.   Commitments

a)     On January 9, 2006, the Company entered into a consulting agreement for a term of three months for consideration of $75,000 cash (paid in fiscal 2006 by a director of the Company) and 150,000 shares of common stock (100,000 shares transferred to the consultant by related parties during fiscal 2006). As at February 29, 2008, 50,000 shares of common stock are owed to the consultant. As at February 29, 2008, the fair value of $50,000 for these shares owed is included in common stock subscribed.

b     On June 1, 2006, the Company entered into a consulting agreement with a company controlled by the Chief Financial Officer of the Company for $4,500 per month for a term of two years. During the nine month period ended February 29, 2008, the Chief Financial Officer resigned and the agreement was terminated.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the nine months ended February 29, 2008 should be read in conjunction with our unaudited interim financial statements and related notes for the nine months ended February 29, 2008 included in this Quarterly Report and our Annual Report on Form 10-KSB for the year ended May 31, 2007, including our annual audited financial statements included therein.

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

On April 27, 2006, we entered into a strategic alliance agreement (the "SA Agreement") with Canaco Resources Inc. ("Canaco"), a Canadian public company. Under the terms of the SA Agreement, Canaco paid $350,000 to us and will provide technical management and fund the initial assessment of each of our claims in Tanzania, and can earn up to a 70% undivided interest in the claims. In connection with this agreement, the Company is required to issue 200,000 shares. As at February 29, 2008 and the date of this report, these shares have not been issued.

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

On November 17, 2006, we entered into an Asset Purchase Agreement with Atlas to acquire Prospecting License No. 3920/2006, which covers an area of approximately 46.05 square kilometres in Tanzania. The license was transferred to us on signing the agreement for an aggregate purchase price of $200,000 (paid) and 4,500,000 restricted shares of common stock. As at February 29, 2008 and the date of this report, the Company has issued 1,500,000 shares of the 4,500,000 shares that are issuable under the agreement.

On November 17, 2006, we entered into an Asset Purchase Agreement with HG to acquire six Prospecting Licenses, which cover an area of approximately 2,388.79 square kilometers in Tanzania. Prospecting License No.'s 3868/2006, 3671/2005, 3398/2005, 3105/2005, 3211/2005 and 2961/2004 were transferred to us on signing the agreement for an aggregate purchase price of $600,000 (the "Cash Payment") and 4,000,000 restricted shares of common stock. The Cash Payment is to be made as follows: $150,000 (paid) on signing of the agreement and $150,000 in payments at the end of each 90 day period thereafter until the consideration is paid in full. As of February 29, 2008 and the date of this report, the balance of the Cash Payment of $450,000 remains outstanding, and the 4,000,000 shares have been issued.

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

On November 20, 2006, we entered into an Asset Purchase Agreement with Sumayi Investment International Limited to acquire 75% ownership of four Gemstone Licenses, which cover an area of approximately 3.88 square kilometers in Tanzania. Gemstone Mining License No.'s 201/2005, 198/2005, 199/2005 and 202/2005 were transferred to us on signing the agreement for an aggregate purchase price of $100,000 payable twelve months from signing. At February 29, 2008, the amount remains unpaid.

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

On June 29, 2007, we entered into an option agreement with Canaco whereby we granted Canaco the right to earn up to a 70% interest in Prospecting License 2987/2005 in Tanzania known as "Kwadijava" in the process of being acquired by us. Under the option agreement Canaco has agreed to:

(a)        make cash payments to us of $250,000, of which $50,000 (less the amount owing by us to Canaco in the amount of $17,953) is payable upon the execution of the agreement (received). An additional $75,000 is payable on the first anniversary of the Effective Date (as such term is defined in the agreement, that being the date on which we have reacquired the Prospecting License and have obtained all applicable regulatory approvals), and $125,000 is payable on the second anniversary of the Effective Date;

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

If we fail to reacquire the Prospecting License by March 31, 2008 we will be deemed to have waived Canaco's obligation to pay us $100,000 pursuant to the option agreement relating to the Magembe property that we entered into on March 2, 2007, as described above. In July 2007, we filed paperwork to reacquire the Prospecting License, but we have not yet received formal approval from the Tanzania mining division. If and when we receive formal confirmation that we have reacquired the Prospecting License, Canaco's obligation to pay us $100,000 as described above will be reinstated.

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

If we fail to reacquire the Prospecting License by March 31, 2008 we will be deemed to have waived Canaco's obligation to pay us $100,000 pursuant to the option agreement relating to the Magembe property that we entered into on March 2, 2007, as described above. In July 2007, we filed paperwork to reacquire the Prospecting License, but we have not yet received formal approval from the Tanzania mining division. If and when we receive formal confirmation that we have reacquired the Prospecting License, Canaco's obligation to pay us $100,000 as described above will be reinstated.

Please see Note 6 to our interim financial statements included in this Quarterly Report for further information relating to our mineral properties in Tanzania.

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

At February 29, 2008, we had cash of $2,925 and a working capital deficit of $1,427,467. We do not have sufficient funds to pursue our plan of operations for the next twelve months. We are in the process of raising funds through a private placement offering of our shares of common stock. However, there can be no assurance that we will complete the private placement or that the funds raised will be sufficient for us to pay our expenses for the next twelve months.

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

Results of Operations

Nine Months Ended February 29, 2008 Compared to Nine Months Ended February 28, 2007

The following table sets out our loss for the periods indicated:
	Accumulated From January 5, 2004 (Date of Inception) to February 29, 2008	Nine Months Ended February 29, 2008	Nine Months Ended February 28, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Expenses
General and administrative	$5,437,875	$529,005	$1,153,586
Impairment of mineral property costs	17,599,571	-	12,519,924
Mineral property costs	270,295	42,403	99,840
Rent	25,586	7,881	4,483
Total Expenses	23,333,327	579,289	13,777,833
Loss Before Other Items	(23,333,327)	(579,289)	(13,777,833)
Other Income (Expense)
Mineral property option payments	156,017	156,017	-
Loss on sale of investment securities	(41,267)	-	-
Net Loss for the Period	$(23,218,577)	$(423,272)	$(13,777,833)

Revenues

We have had no operating revenues since our inception on January 5, 2004 to February 29, 2008. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Our general and administrative expenses in the nine months ended February 29, 2008 decreased to $529,005 from $1,153,586 in the nine months ended February 28, 2007.

Impairment of Mineral Property Costs and Mineral Property Costs

In the nine months ended February 29, 2008, we recorded $nil impairment of mineral property costs, as compared to $12,519,924 in the nine months ended February 28, 2007. In the nine months ended February 29, 2008, we incurred mineral property costs of $42,403, compared to mineral property costs of $99,840 in the nine months ended February 28, 2007. We expense our mineral property costs as they are incurred.

Rent

In the nine months ended February 29, 2008, we paid an aggregate of $7,881 in rent, compared to $4,483 in the nine months ended February 28, 2007.

Mineral Property Option Payments

In the nine months ended February 29, 2008, we received $156,017 in mineral property option payments, compared to $nil in the nine months ended February 28, 2007.

Net Loss

As a result of the above, our net loss for the nine months ended February 29, 2008 was $423,272, compared to $13,777,833 in the nine months ended February 29, 2008.

Liquidity and Capital Resources

We had cash of $2,925 as at February 29, 2008 and a working capital deficit of $1,427,467. During the twelve month period following the date of this Quarterly Report, we anticipate that we will not generate any revenue. As set forth above under "Plan of Operations", we will be required to obtain additional financing in order to pay our planned expenses during the next twelve months.

Cash Used in Operating Activities

Net cash used in operating activities in the nine months ended February 29, 2008 was $167,078, compared to $1,265,518 in the nine months ended February 28, 2007. We anticipate that cash used in operating activities will increase in 2008 as we pursue our plan of operations.

Cash Provided by or Used in Investing Activities

In the nine months ended February 29, 2008, net cash provided by investing activities was $80,494, as compared to net cash used in investing activities of $417,674 in the nine months ended February 28, 2007. The primary reason for the change between these two periods is due to $767,674 in mineral property acquisition costs recorded in the nine months ended February 28, 2007, as compared to $nil for the nine months ended February 29, 2008.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock. In the nine months ended February 29, 2008, we raised net proceeds of $85,000, as compared to $1,701,100 in the nine months ended February 28, 2007, from the sale of and subscriptions for our common stock.

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

Item 3.             Controls And Procedures

As of the end of the fiscal period ended February 29, 2008, the Company carried out an evaluation, under the supervision the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of February 29, 2008, our disclosure controls and procedures, related to internal control over financial reporting and the recording of certain equity and related party transactions, were not effective in light of the material weaknesses described below.

We were advised by Manning Elliott LLP, our independent auditors, that during their performance of auditor review procedures related to our financial statements for the fiscal period ended February 29, 2008, they identified "material weaknesses" in our internal controls as defined in Statement on Auditing Standards No. 60, "Communication of Internal Control Related Matters Noted in an Audit" ("SAS 60"). The Company is in the process of rectifying the material weaknesses which are described below:

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

Item 2.             Unregistered Sales of Equity Securities

On November 30, 2007, we issued 300,000 shares of common stock at $0.30 per share to two purchasers pursuant to a private placement for gross cash proceeds of $90,000 ($85,000 net proceeds after payment of $5,000 in finders' fees pursuant to this private placement). This private placement was completed in reliance on Rule 506 of Regulation D of the Securities Act, with respect to one of the investors, who resides in the United States, and in reliance on Rule 903 of Regulation S of the Securities Act, with respect to the other investor. The U.S. investor represented that he is an "accredited investor" within the meaning of Rule 501(a) of Regulation D. The other investor (i) was outside of the United States at the time the offer to purchase the shares was made; (ii) at the time the subscription agreement for the shares was executed, was outside of the United States or we had a reasonable belief that the investor was outside of the United States; and (iii) represented to us that he was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person. Each investor represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the share certificate issued to each purchaser, confirming that the shares cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act.

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
DOUGLAS LAKE MINERALS INC.
Date: April 21, 2008. Per:	"Harpreet S. Sangha" Harpreet S. Sangha President, Chief Executive Officer, Principal Executive Officer and a director

__________