Form 10KSB
period 2008-05-31
Douglas Lake Minerals Inc.
filed 2008-09-15
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed based upon the closing price of the Company's common stock on September 12, 2008 was $14,846,563.

The number of shares outstanding of the issuer's common stock as of September 12, 2008 was 52,702,544.

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

Our Mineral Claims

On August 4, 2005, we entered into an Asset Purchase Agreement (the "KBT Agreement") with KBT Discovery Group Tanzania Ltd. ("KBT") to acquire three prospecting licenses, which cover an area of approximately 621 square kilometers in Tanzania, for an aggregate purchase price of $75,000 and 2,800,000 restricted shares of common stock. On November 10, 2005, we entered into an amendment agreement to the KBT Agreement pursuant to which the number of shares to be issued was increased to 5,600,000 restricted shares of common stock. On October 16, 2006, we entered into an Amendment Agreement in which the aggregate purchase price was increased to $225,000. By the end of the fiscal year ended May 31, 2006, we had completed due diligence and closed the agreement. At the first closing, Prospecting Licence No. 2810/2004, known as "Tabora", was transferred to us and we issued 5,600,000 restricted shares of common stock to KBT. Prospecting Licence No. 3117/2005, known as "Morogoro", and Prospecting Licence No. 3118/2005, known as "KM 7", were in the name of Atlas Africa Limited ("Atlas"), a Tanzanian company. KBT had entered into an agreement with Atlas which gave KBT the right to prospect minerals under the Morogoro and KM 7 Prospecting Licenses and an option to enter into a joint venture with Atlas to prospect and mine minerals under the Morogoro and KM 7 Prospecting Licenses. KBT caused Atlas to terminate this joint venture agreement and transferred the Morogoro and KM 7 Prospecting Licenses to us and we paid KBT $75,000. On July 19, 2006, we entered into a Letter of Amendment, pursuant to which we agreed to pay $50,000 directly to Atlas. During the year ended May 31, 2007, we paid the $50,000 to Atlas and recognized an impairment loss of $50,000 as there are no proven or probable reserves on any of the Tanzania properties. The prospecting licenses expire three years after the initial issuance. We can apply to reacquire 50% of the area covered by the original prospecting licenses. We have applied to reacquire the licenses.

On August 4, 2005, we entered into an Asset Purchase Agreement (the "HG Agreement") with Hydro-Geos Consulting Group Tanzania Limited ("HG") to acquire Prospecting License No. 2683/2004 known as "Ashanti South East", which covers an area of approximately 210 square kilometers in Tanzania, for an aggregate purchase price of 2,600,000 restricted shares of common stock. On November 10, 2005, we entered into an amendment agreement to the HG Agreement pursuant to which the number of shares to be issued was increased to 5,200,000 restricted shares of common stock. By the end of our fiscal year ended May 31, 2007, we had completed our due diligence and closed the agreement. Pursuant to the terms of the HG Agreement, as amended, the Ashanti South East Prospecting License was transferred to us and we issued 5,200,000 restricted shares of common stock to HG. The prospecting licenses expire three years after their initial issuance. We can apply to reacquire 50% of the area covered by the original prospecting license. We have applied to reacquire the licenses.

On August 4, 2005, we entered into an Asset Purchase Agreement (the "Megadeposit Agreement") with Megadeposit Explorers Limited ("Megadeposit") to acquire Prospecting Licence Renewal No. 2957/2005 known as "Negero", which covers an area of approximately 207 square kilometers in Tanzania, for an aggregate purchase price of 2,600,000 restricted shares of common stock. On November 10, 2005, we entered into an amendment agreement to the Megadeposit Agreement pursuant to which the number of shares to be issued was increased to 5,200,000 restricted shares of common stock. By the end of our fiscal year ended May 31, 2006, we had completed our due diligence and closed the agreement. Under the Megadeposit Agreement, as amended, Prospecting License Negero was transferred to us and we issued 5,200,000 restricted shares of common stock to Megadeposit. This prospecting license expired on December 21, 2006, and Megadeposit has applied to reacquire the prospecting license covering the same area previously covered by Prospecting License No. 2957/2005. Pursuant to an agreement to transfer mineral rights dated June 20, 2007 between Megadeposit and us, Megadeposit has agreed to transfer the reacquired prospecting license to us for no additional consideration. As at May 31, 2008, the reacquired prospecting license had been applied for and is expected to be transferred to us once granted.

On April 26, 2006, we issued a total of 16,000,000 restricted shares of common stock at a fair value of $5,620,000 upon completion of due diligence related to the KBT Agreement, HG Agreement and Megadeposit Agreement, each as described above.

On April 27, 2006, we entered into a strategic alliance agreement (the "SA Agreement") with Canaco Resources Inc. ("Canaco"), a Canadian public company. Under the terms of the SA Agreement, Canaco paid $350,000 to us and will provide technical management and fund the initial assessment of each of the prospects in Tanzania, and can earn up to a 70% undivided interest in the prospects. In connection with this agreement, the Company is required to issue 200,000 shares. We have determined the fair market value of these shares to be $88,000. As at May 31, 2008, these shares have not been issued.

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

On November 17, 2006, we entered into an Asset Purchase Agreement with Atlas to acquire Prospecting License No. 3920/2006, known as "Shinyanga" or "Magembe", which covers an area of approximately 46 square kilometres in Tanzania. The license was transferred to us on signing the agreement for an aggregate purchase price of $200,000 (paid) and 4,500,000 restricted shares of common stock. We determined the fair market value of the 4,500,000 shares to be $3,172,500. As at May 31, 2007, the Company has issued 1,500,000 shares, and as at May 31, 2008, the remaining 3,000,000 shares that are issuable under the agreement had not been issued.

On November 17, 2006, we entered into an Asset Purchase Agreement with HG to acquire six Prospecting Licenses, which cover an area of approximately 2,389 square kilometers in Tanzania. Prospecting License No.'s 3868/2006, 3671/2005, 3398/2005, 3105/2005, 3211/2005 and 2961/2004 were transferred to us on signing the agreement for an aggregate purchase price of $600,000 (the "Cash Payment") and 4,000,000 restricted shares of common stock (issued) at a fair value of $2,820,000. The Cash Payment is to be made as follows: $150,000 (paid) on signing of the agreement and $150,000 in payments at the end of each 90 day period thereafter until the consideration is paid in full. The balance of the Cash Payment of $450,000 remains outstanding as of May 31, 2008.

On November 19, 2006, we entered into an Asset Purchase Agreement with Megadeposit to acquire five Prospecting Licenses, which cover an area of approximately 1,401 square kilometers in Tanzania. Prospecting License Renewal No.'s 3436/2005 and 2874/2004, and Prospecting License No.'s 3107/2005, 3916/2006, and 2956/2004 were transferred to us on signing the agreement for an aggregate purchase price of 4,000,000 restricted shares of common stock at a fair value of $2,820,000, which have been issued.

On November 20, 2006, we entered into an Asset Purchase Agreement with Sumayi Investment International Limited to acquire 75% ownership of four Gemstone Licenses, which cover an area of approximately 3.88 square kilometers in Tanzania. Gemstone Mining License No.'s 201/2005, 198/2005, 199/2005 and 202/2005 were transferred to us on signing the agreement for an aggregate purchase price of $100,000 payable 12 months from signing. During the year ended May 31, 2008, we terminated this agreement and returned the licenses.

On November 21, 2006, we entered into an Asset Purchase Agreement with Haperk Traders Limited to acquire Prospecting License Renewal No. 2987/2005 and Prospecting License No. 3267/2005, which cover an area of approximately 658 square kilometres in Tanzania. The licenses were transferred to us on signing the agreement for an aggregate purchase price of $62,500 (paid) and 1,000,000 restricted shares of common stock at a fair value of $735,000, which have been issued. These prospecting licenses expired on January 17, 20007, and Haperk has applied to a prospecting license covering the same area. Pursuant to an agreement to transfer mineral rights dated June 20, 2007 between Haperk and us, Haperk has agreed to transfer the reacquired prospect licenses to us for no additional consideration.

On November 21, 2006, we entered into an Asset Purchase Agreement with Sika Holdings Limited to acquire Prospecting License No. 2544/2004, which covers an area of approximately 5 square kilometers in Tanzania. The license was transferred to us on signing the agreement for an aggregate purchase price of $60,000 (paid) and 750,000 restricted shares of common stock (issued) at a fair value of $551,250.

On November 21, 2006, we entered into an Asset Purchase Agreement with KBT to acquire two Prospecting Licenses, which cover an area of approximately 1,119 square kilometers in Tanzania. Prospecting License No.'s 3899/2006 and 3900/2006 were transferred to us on signing the agreement for an aggregate purchase price of 200,000 restricted shares of common stock (issued) at a fair value of $147,000.

On November 22, 2006, we entered into an Asset Purchase Agreement with Robert Nicolas to acquire Prospecting License No. 3907/2006, which covers an area of approximately 34 square kilometers in Tanzania. The license was transferred to us on signing the agreement for an aggregate purchase price of $15,000 (paid) and 100,000 restricted shares of common stock (issued) at a fair value of $73,000.

On November 22, 2006, we entered into an Asset Purchase Agreement with Atupele A. Mwanjala and Naniel Kerrosi to acquire Prospecting License No. 2797/2004, which covers an area of approximately 28.8 square kilometers in Tanzania. The license was transferred to us on signing the agreement for an aggregate purchase price of $20,000 (paid) and 100,000 restricted shares of common stock (issued) at a fair value of $73,000.

On November 29, 2006, we entered into an Asset Purchase Agreement with Ziko Farms Limited to acquire four Prospecting Licenses, which cover an area of approximately 284.26 square kilometers in Tanzania. Prospecting License No.'s 2637/2004, 2638/2004, 2639/2004 and 3826/2005 were transferred to us on signing the agreement for an aggregate purchase price of $90,174 (paid) and 900,000 restricted shares of common stock, which we issued on June 21, 2007 at a fair value of $634,500.

On March 2, 2007, we entered into an option agreement with Canaco, whereby we granted Canaco the right to earn up to a 75% interest in Prospecting License 3920/2006 in Tanzania known as "Shinyanga" or "Magembe" held by the Company. Under the option agreement Canaco has agreed to:

(a)         make cash payments to us of $200,000, of which $100,000 (received) is payable upon the approval of the board of directors of both companies and the TSX Venture Exchange, the stock exchange that Canaco's shares are listed on (such date is referred to as the "Effective Date"). An additional $100,000 is payable on the first anniversary of the Effective Date (received);

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

Effective on August 4, 2008, we entered into of a Joint Venture Agreement with Mkuvia Maita ("Mr. Maita"), the registered holder of certain prospecting licenses (the "Prospecting Licenses") over certain areas located in the Liwale and Nachigwea Districts of Tanzania. Pursuant to this agreement, the we have the right to enter, sample, drill and otherwise explore for minerals on the property underlying the Prospecting Licenses as granted by the Government of Tanzania under the Mining Act of 1998 and any other rights covered by the Prospecting Licenses, subject to a perpetual net smelter royalty return of 3% payable to Mr. Maita. In consideration, we are required to pay Mr. Maita US$1,000,000 upon signing of the Agreement and to make further payments of US$540,000 over five years, on a quarterly basis beginning as of July 15, 2008, in the following amounts per year:

  Year one:              US$80,000;

  Year two:              US$90,000;

  Year three:            US$100,000;

  Year four:             US$120,000

  Year five:              US$150,000.

Properties Underlying our Mineral Claims

The following map shows the general location of the properties underlying our mineral claims:

Geology

Tanzania has an active gold exploration and development industry. Several world-class deposits have already been discovered in the Lake Victoria Goldfields and are at different stages of development. Gold targets have also been revealed in the Procerozoic rocks of southwestern Tanzania.

The Lake Victoria Goldfield. The Lake Victoria Goldfield of northern Tanzania has become recognized as a world-class gold province. During the 1980s, several major gold discoveries were made, many of which are now in production. These developments and discoveries include Geita (AngloGold Ashanti), Bulyanhulu, North Mara and Tulawaka (Barrick Gold) and Golden Price (Resolute Mining).

Most know deposits and occurrences are found in the greenstone belts, but some gold has also been found in the granitoids. The primary gold mineralization is mainly mestothermal lode gold deposits of the non-stratiform types and is geologically similar to deposits in major gold districts in Canada, Brazil, Western Australia and India. Most of the veins and vein systems are associated with faults, shear zones and dykes in the greenstone belts. Dilational openings along shear zones are common hosts for the mineralization, which is most commonly open space filling, accompanied by replacement of adjacent wallrock at some sites. Gold is commonly accompanied by quartz and pyrite, with lesser amounts of chalcopyrite, arsenopyrite and galena. Wall rock alteration, also reported with gold mineralization, generally comprises an inner sericitic, silified and pyritized zone, and an outer zone of carbonate, chlorite and actinolite alteration.

Gold mining has dominated Tanzanian industry for more than a century and Tanzania is now Africa's third largest gold producing country after South Africa and Ghana. Our management believes that the country remains under-explored in comparison with other gold producers of its size and there is therefore a high probability of future discoveries.

Diamonds. Tanzania has been a significant diamond producer for several decades, with the bulk of production coming from the Williamson Diamond Mine at Mwadui where commercial production began in 1925. Over 300 kimberlites are known in Tanzania of which 20% are diamondiferous. Some 600 dipolar magnetic anomalies with similar geophysical characteristics to know kimberlite pipes have been recorded during recent geophysical surveys. Also of relevance are the pseudo-kimberlites or para-kimberlies along the young craters where diamonds have been discovered.

Property Access

The majority of the properties underlying our mineral claims are accessible by dirt roads feeding directly into paved highways that lead to the major centres in Tanzania (i.e., Dar es Salaam, Dodoma, Mwanza, Morogoro, Arusha). A number of areas are also serviced by local airstrips where small aircraft can land.

Climate

There are four main climatic zones in Tanzania: the coastal area where conditions are tropical; the central plateau, which is hot and dry; the semi-temperate highland areas; and, the high, moist lake regions. There are two rainy seasons in the north, from November to December and from March through May. In the south there is one rainy season, from November to March.

Prior Work on Properties

All of Douglas Lake's properties are to be considered Greenfield properties, although a significant amount of small scale mining activities has taken place on most properties.

Exploration Activities

All of our properties are in the exploration stage. Pursuant to the SA Agreement, Canaco is performing an initial technical assessment of the mineral potential of our mineral properties. All geological work completed to date was done under joint venture with Canaco Resources. This includes a 2500 meter drill program on the Morogorro property as well as a bulk testing and mapping on the Magembe Diamond property. We have not conducted any other drilling on our properties and none of our properties has been determined to contain any mineral deposits or reserves.

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

The Company's mineral interests in Tanzania are held under prospecting licenses granted pursuant to the Mining Act, 1998 (Tanzania) for an initial period of three years and a prospecting licence reconnaissance issued for initial periods of two years, and are renewable in two successive periods of two years only. We must pay annual rental fees for our prospecting licenses at a rate of $20 per square kilometer. There is also an initial one-time "preparation fee" of $200 per license. Upon renewal, we pay a fee of $200 per license. Renewals of our prospecting licenses can take many months and even years to process by the regulatory authority in Tanzania.

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

We were incorporated in January 2004 and have a limited operating history which makes it difficult to evaluate the investment merits of our Company. As of May 31, 2008, we had incurred losses since inception of $23,287,234. There can be no assurance that we will be profitable in the future.

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

We have not been profitable since our inception. For the fiscal year ended May 31, 2008, we had a net loss of $491,929. Since our inception on January 5, 2004 to May 31, 2008, we had a net loss of $23,287,234. We have not generated revenues from operations and do not expect to generate revenues from operations until one or more of our properties is placed in production. There is a risk that none of our properties will be placed in production, and that our operations will not be profitable in the future and you could lose your entire investment.

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

We depend on key management personnel.

The success of our operations and activities is dependent to a significant extent on the efforts and abilities of our management. We do not have employment contracts with, and we do not maintain key-man life insurance on, our President and Chief Executive Officer, Chairman or Chief Financial Officer. A loss of any of them could adversely affect our business.

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

At May 31, 2008, we had cash of $53,610 and a working capital deficit of $1,259,818. We will continue to incur exploration costs to fund our plan of operations and intend to fund our plan of operations from working capital and equity subscriptions. Ultimately, our ability to continue our exploration activities depends in part on our ability to commence operations and generate revenues or to obtain financing through joint ventures, debt financing, equity financing, production sharing agreements or some combination of these or other means. There can be no assurance that we will be able to obtain any such financing.

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

ITEM 2:             DESCRIPTION OF PROPERTY

All of our properties are located in the United Republic of Tanzania, Africa, as described above under Item 1. Mineral exploration in Tanzania is affected by local climatic, political, and economic conditions. Our properties have year round access, although seasonal winter rains from December to March may result in flooding in low lying areas, which are dominated by mbuga (black organic rich laustrine flood soils). Further, most lowland areas are under active cultivation for corn, rice, beans and mixed crops by subsistence farmers. As a result, the area has been deforested by local agricultural practices for many years. The seasonal rains and deforested areas can create a muddy bog in some areas, which can make access more difficult, and could impede or even prevent the transport of heavy equipment to our mineral properties from December to March.

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

PART II

ITEM 5:             MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock has been traded on the NASD OTC Bulletin Board under the symbol "DLKM" since March 2005. The following table sets forth the high and low bid price per share of our common stock for the periods indicated. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Quarter Ended	High	Low
August 31, 2006	$2.33	$0.95
November 30, 2006	$1.79	$0.80
February 28, 2007	$1.60	$1.00
May 31, 2007	$1.00	$0.32
August 31, 2007	$0.70	$0.2975
November 30, 2007	$0.48	$0.12
February 29, 2008	$0.25	$0.08
May 31, 2008	$0.57	$0.11

Holders

We have approximately 122 registered shareholders of record as of September 12, 2008.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have adopted a stock incentive plan dated April 27, 2007 under which we are authorized to grant equity awards to acquire up to a total of 10,000,000 shares of our common stock to directors, officers, employees and consultants. The following table sets forth information about our equity compensation plans as of May 31, 2008.
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders (Stock Option Plan)	640,000	$0.30	1,210,000
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

ITEM 6:             MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

Our plan of operations for the next twelve months is to focus on the exploration of our mineral properties in Tanzania. We are also seeking opportunities to acquire other mineral exploration properties that, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities. We anticipate that we will require for the next twelve months:

(a)          $1,500,000 for exploration programs;

(b)          $1,015,000 for management and consulting expenses; and

(c)          $85,000 administration and operating expenses.

At May 31, 2008, we had cash of $53,610 and a working capital deficit of $1,259,818. As set forth in our current report on Form 8-K as filed on August 20, 2008, we completed private placements of shares and units on August 15, 2008, pursuant to which we raised approximately $1,767,500. Nonetheless, we do not have sufficient funds to pursue our plan of operations for the next twelve months. We are continuing to seek to raise funds through a private placement offerings of our shares of common stock. However, there can be no assurance that we will complete any such private placement offerings or that the funds raised will be sufficient for us to pay our expenses for the next twelve months.

During the twelve month period following the date of this report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration program going forward. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

We have entered into a SA Agreement with Canaco in respect of our mineral claims as described in Item 1, Description of Business. We may consider entering into additional joint venture arrangements to provide the required funding to develop the mineral claims. We have not undertaken any efforts to locate other joint venture partners for the mineral claims. Even if we determined to pursue another joint venture partner, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund the exploration of our mineral claims. If we entered into another joint venture arrangement, we would likely have to assign a significant percentage of our interest in our mineral claims to the joint venture partner.

Results of Operations

The following table sets out our loss for the periods indicated:
	Accumulated from January 5, 2004 (Date of Inception) to	For the Year Ended	For the Year Ended
	May 31,	May 31,	May 31,
	2008	2008	2007
	$	$	$

Revenue	-
-

-

Expenses

General and administrative	5,587,923	679,053	3,799,484
Impairment (recovery) of mineral property costs	17,499,571	(100,000)	12,322,071
Mineral property costs	270,295	42,403	174,891
Rent	28,391	10,686	5,233

Total Expenses	23,386,180	632,142	16,301,679

Net Loss Before Other Expense	(23,386,180)	(632,142)	(16,301,679)

Other Expense

Mineral property option payments	156,017	156,017	-
Loss on sale of investment securities	(57,071)	(15,804)	(41,267)

Net Loss	(23,287,234)	(491,929)	(16,342,946)

Revenues

We have had no operating revenues since our inception on January 5, 2004 to May 31, 2008. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Our general and administrative expenses in the year ended May 31, 2008 decreased to $679,053 from $3,799,484 in the year ended May 31, 2007, primarily as a result of a decrease in stock-based compensation in the current year.

Impairment (Recovery) of Mineral Property Costs

In the year ended May 31, 2008, we recorded a $100,000 recovery of mineral property costs, as compared to an impairment of mineral property costs of $12,322,071 in the year ended May 31, 2007.

Mineral Property Costs

In the year ended May 31, 2008, we incurred mineral property costs of $42,403, compared to mineral property costs of $174,891 in the year ended May 31, 2007. We expense our mineral property costs as they are incurred.

Rent

In the year ended May 31, 2008, our rent expenses increased to $10,686 from $5,233 for our prior fiscal year.

Mineral Property Option Payments

In the year ended May 31, 2008, we received 156,017 in mineral property option payments (2007 - $nil).

Loss on Sale of Investment Securities

In the year ended May 31, 2008, we incurred a loss on the sale of investment securities of $15,804 (2007 - $41,267).

Net Loss

As a result of the above, our net loss for the year ended May 31, 2008 was $491,929,as compared to $16,342,946 in the year ended May 31, 2007.

Liquidity and Capital Resources

We had cash of $53,610 as at May 31, 2008 and a working capital deficit of $1,259,818. During the 12 month period following the date of this annual report, we anticipate that we will not generate any revenue. We do not have sufficient funds to pursue our plan of operations as set forth above. Accordingly, we will be required to obtain additional financing in order to pay our planned expenses during the next 12 months. As indicated above under "Plan of Operations", as set forth in our current report on Form 8-K as filed on August 20, 2008, we completed private placements of shares and units on August 15, 2008, pursuant to which we raised approximately $1,767,500. Nonetheless, we do not have sufficient funds to pursue our plan of operations for the next twelve months. We are continuing to seek to raise funds through a private placement offerings of our shares of common stock. However, there can be no assurance that we will complete any such private placement offerings or that the funds raised will be sufficient for us to pay our expenses for the next twelve months.

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

Net Cash Used in Operating Activities

Net cash used in operating activities in the year ended May 31, 2008 was $457,346, compared to $1,277,132 in the year ended May 31, 2007. We anticipate that cash used in operating activities will increase in 2008 as we pursue our plan of operations.

Cash Used in or Provided by Investing Activities

In the year ended May 31, 2008, investing activities provided cash of $198,447, compared to $297,674 cash used by investing activities in the year ended May 31, 2007, primarily because we did not have mineral property acquisition costs in the year ended May 31, 2008.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock. In the year ended May 31, 2008, we raised net proceeds of $308,000, compared to $1,577,200 in the year ended May 31, 2007, in each case primarily from the sale of our common stock.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report on our audited financial statements for the year ended May 31, 2008 that they have substantial doubt we will be able to continue as a going concern.

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

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles and are expressed in U.S. dollars. For a summary of significant accounting policies, please see Note 2 to our financial statements for our fiscal year ended May 31, 2008, which are included in this annual report.

ITEM 7:             FINANCIAL STATEMENTS

Our audited financial statements as at and for our fiscal year ended May 31, 2008, and the related notes to the financial statements, are filed as part of this annual report.

ITEM 8:             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T):     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of May 31, 2008, the Company carried out an evaluation, under the supervision of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer, and our Chief Financial Officer concluded that, as of May 31, 2008, our disclosure controls and procedures were not effective in light of the material weaknesses described below.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

  provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting has inherent limitations, which include but are not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its assessment, management concluded that we did not maintain effective internal control over financial reporting as of May 31, 2008 due to certain material weaknesses, in particular:

  inadequate controls over equity transactions

  inadequate entity level controls;

  inadequate segregation of duties; and

  Inadequate controls over related party transactions/operating expenses;

in each case as more fully described below.

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

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only the management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

________________

PART III

ITEM 9:             DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers and Directors

The Company's present officers and directors are as follows.

Name	Age	Positions
Harpreet S. Sangha	44	President, Chief Executive Officer, Secretary, Treasurer and a director
Honorable Joseph Rugumyamheto(1)	62	Chairman of the Board of Directors
Medard M.C. Kalemani(1)	40	Director
Abdulkarim Hamisi Mruma(1)	53	Director
Sylvia Tang	50	Chief Financial Officer

(1)   Member of Audit Committee.

The following sets forth certain information concerning our officers and directors:

Harpreet S. Sangha has been our director, President and Chief Executive Officer since April 2006. In addition, Mr. Sangha has served as our Secretary and Treasurer since August 4, 2008. Mr. Sangha has over 18 years experience in business financing with specific interest in public company development. Mr. Sangha is an investment advisor at Global Securities Corporation, and possesses a unique combination of fund raising and managerial skills that will be instrumental in advancing the Company toward a prominent global position.

Honorable Joseph Rugumyamheto has served on our board of directors since April 2006, and as of August 11, 2006, he has served as Chairman of our board of directors. Hon. Rugumyamheto retired in January 2006 after 30 years of public service. For the past five years, Hon. Rugumyamheto has been the Permanent Secretary in the President's Office of Tanzania, reporting directly to the President of Tanzania. Hon. Rugumyamheto graduated from Ivy League schools in the US. He was responsible for all civil servants in the government.

Dr. Medard M.C. Kalemani has served on our board of directors since August 4, 2008. Dr. Kalemani has served since December 2007 as General Counsel to the Millennium Challenge Account - Tanzania under the Ministry of Finance, which is the autonomous government entity responsible for managing energy, transportation and water projects in the Republic of Tanzania. From April 1999 to November 2007, Dr. Kalemani worked for the government of the Republic of Tanzania as State Attorney of the Ministry of Energy and Minerals. From May 1997 to December 1998, Dr. Kalemani was employed by the International Rescue Committee (IRC), a relief agency under the U.N. High Commissioner for Refugees (UNHCR), as Legal Officer/Officer Manager for the Tanzania Branch. Dr. Kalemani has a Bachelor of Laws degree from the University of Dar es Salaam (Tanzania) and a Master Degree of Laws in Mineral Law and Policy from the University of Dundee (Scotland). In addition, Dr. Kalemani has a Ph.D. in Mining Management from Belford University (online university).

Dr. Adbulkarim Hamisi Mruma has served on our board of directors since August 4, 2008. Dr. Mruma has served as Chief Executive Officer of the Geological Survey of Tanzania, Ministry of Energy and Minerals, from October 2004 to the present. From July 2000 until October 2004 (as well as from 1994 to 1997), Dr. Mruma served as the head of the Department of Geology at the University of Dar es Salaam (Tanzania). Dr. Mruma has had postings at the University of Dar es Salaam from 1980 to the present (Assistant Lecturer from 1980-84, Lecturer from 1985-89, Senior Lecturer from 1990-98, and Professor from 1998 to the present). Dr. Mruma served as Assistant Secretary General of the Tanzania Geological Society from 1996 to 2004, and from 2004 to present he has served as Vice Chairman of the Association of Geological Surveys of Africa. Dr. Mruma has authored numerous publications, mainly in the field of structural geography, Precambrian geology, stratigraphy and mineral deposits, and he has also served as a consultant and prepared technical reports on various geological projects, primarily in Tanzania. Dr. Mruma has a Bachelor of Science degree (geology) from the University of Dar es Salaam, participated in post-graduate studies in geology and related fields in Germany, Belgium and Zimbabwe, and has a Ph.D. from the University of Dar es Salaam, which included research work at the University of Oulu, Finland.

Sylvia Tang, CGA, has served as our Chief Financial Officer since March 3, 2008. Ms. Tang has over twenty years experience as a Certified General Accountant working in numerous industries. From 1993 to present, she has performed contract work for a number of clients of a mid-sized firm of Chartered Accountants located in Burnaby, British Columbia. From 1990 to 1993, Ms. Tang worked as a senior accountant in the wine import division of the Mark Anthony Group of Companies in Vancouver, British Columbia. From 1986 to 1990, Ms. Tang worked as an accountant at several companies in the Vancouver, British Columbia area. Ms. Tang has a BA, with a major in economics, from the University of Saskatchewan.

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

Committees of the Board Of Directors

We presently have an Audit Committee comprised of Joseph Rugumyamheto, Medard M.C. Kalemani and Abdulkarim Hamisi Mruma. We presently do not have a compensation committee, a nominating committee, an executive committee of our Board of Directors, stock plan committee or any other committees. However, our Board of Directors is considering establishing various committees during the current fiscal year.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended May 31, 2008 all such filing requirements applicable to our officers and directors were completed.

ITEM 10:           EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the compensation paid to our executive officers during our last two fiscal years:

Summary Compensation Table

Name and Principal Position	Year Ended May 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Harpreet S. Sangha, President & CEO	2008	Nil	Nil	Nil	Nil	Nil	Nil	$120,000	$120,000
	2007	60,000	30,000	Nil	Nil	Nil	Nil	Nil	90,000
Antonia Bold-de-Haughton, Former CFO(1)	2008	Nil	Nil	Nil	Nil	Nil	Nil	$27,000	$27,000
	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Sylvia Tang, CFO(2)	2008	Nil	Nil	Nil	Nil	Nil	Nil	$1,213	Nil
	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)   Ms. Bold-de-Haughton served as Chief Financial Officer of our Company from April 2006 until March 3, 2008.
(2)   Ms. Tang became our Chief Financial Officer on March 3, 2008.

Outstanding Equity Awards

There were no outstanding equity awards held by out executive officers as of May 31, 2008, as set forth in the table below.

Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
Name	Number of Securities Under- lying Unexer-cised Options (#) Exer-ciseable	Number of Securities Under-lying Unexer-cised Options (#) Unexer-ciseable	Equity Inventive Plan Awards: Number of Securities Underlying Unexer-cised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Harpreet S. Sangha, President & CEO	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Antonia Bold-de-Haughton, Former CFO(1)	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Sylvia Tang, CFO(2)	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

(1)     Ms. Bold-de-Haughton served as Chief Financial Officer of our Company from April 2006 until March 3, 2008.
(2)     Ms. Tang became our Chief Financial Officer on March 3, 2008.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans.

Consulting Agreements

We entered into a consulting agreement effective March 1, 2007 with Harpreet Sangha, our President and Chief Executive Officer. Under this agreement, we retained Mr. Sangha to act in a consulting capacity to us, including the provision of finance and public relations services. The initial term of this agreement expired on August 31, 2007, but it has been renewed until August 31, 2009. In consideration for his services, the Company has agreed to pay Mr. Sangha a fee of $10,000 per month.

We entered into a consulting agreement effective June 1, 2006 with Rovingi, a company controlled by our former Chief Financial Officer, Ms. Bold-de-Haughton. Pursuant to this agreement, Rovingi agreed to provide management and administration services to the Company in exchange for a monthly fee of $4,500. The agreement expired upon the resignation of Ms. Bold-de-Haughton in March 2008.

Compensation of Directors

Our directors do not receive any cash or non-cash compensation for their services and there are currently no plans to implement any such compensation. They are, however, reimbursed for any out-of-pocket expenses they may incur in connection with our business. The following table shows, in tabular format, that no compensation was paid to our directors during our last fiscal year:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Harpreet S. Sangha	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Joseph Rugumyamheto	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Medard M.C. Kalemani(1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Abdulkarim Hamisi Mruma(1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Antonia Bold-de-Haughton(2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
David Groves(3)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Gurpreet S. Sangha(3)	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)  Director since August 4, 2008.
(2)  Resigned as director on March 3, 2008.
(3)  Resigned as director on August 4, 2008.

Stock Option Plan

In April 2007, we adopted a 2007 stock incentive plan (the "Plan") which provides for the granting of equity awards as provided in the Plan to eligible participants. The following summary of the Plan is not complete and is qualified in its entirety by reference to the Plan, a copy of which has been filed as an exhibit to our annual report for our fiscal year ended May 31, 2007.

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

Name and address of beneficial owner	Amount and nature of Beneficial Owner(1)	Percentage of Class(2)
Directors and Officers:(3)
Harpreet Sangha	2,064,000	3.9%
Joseph Rugumyamheto	1,000,000(4)	1.9%
Medard M.C. Kalemani	Nil	Nil
Abdulkarim Hamisi Mruma	Nil	Nil
Sylvia Tang	150,000	*
All officers and directors as a group (five individuals)	3,214,000	6.1%
5% Shareholders:
The M-B Trust(5) 82 Meadow Ridge Drive Winnipeg, Manitoba, Canada	3,760,000	7.1%

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

(2)   Based on 52,702,544 shares of our common stock issued and outstanding as of September 12, 2008.

(3)   Address for directors and officers is care of the Company, Suite 400, 1445 West Georgia Street, Vancouver, British Columbia, Canada,V6G 2T3.

(4)   250,000 shares held by Mr. Rugumyamheto's son and 750,000 shares held by Sika Holdings Ltd.

(5)   Kulvinder Matharu, a former director and officer of the Company, is one of the beneficiaries of MB Trust and Mr. Matharu's wife is one of the trustees.

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

As at May 31, 2008, the Company owed Laurence Stephenson, the former President of the Company, $47,788 (2007 - $47,788), which is non-interest-bearing, unsecured and due on demand.

During the year ended May 31, 2008, the Company incurred a total of $294,176 (2007 - $131,381) in consulting fees, and reimbursed $139,384 (2007 - $168,400 ) of expenses incurred on behalf of the Company, to various directors and officers ($282,176 to Harpreet Sangha, $27,000 to Antonia Bold-de-Haughton; 2007 - $224,829 to Harpreet Sangha, $54,952 to Antonia Bold-de-Haughton and $20,000 to Gurpreet Sangha).

As at May 31, 2008, the Company was indebted to Ms. Bold-de-Haughton, the Company's former Chief Financial Officer, for $46,167 (2007 - $19,675 ), to Mr. Sangha for $349,657 (2007 - $48,854 ), to Mr. Kal Matharu, a former director, for $98,500 (2007 - $98,500), and to Mr. Gurpreet Sangha, a former officer and director, for $9,746 (2007 - $3,231). The amounts due are non-interest bearing, unsecured and due on demand.

Joseph Rugumyamheto, Medard M.C. Kalemani and Abdulkarim Hamisi Mruma are independent directors of the Company as provided in the listing standards of the American Stock Exchange.

ITEM 13:           EXHIBITS

Exhibit Number	Description of Exhibit
3.1(1)	Articles of Incorporation
3.4(2)	Amended Bylaws, as amended on September 5, 2006
10.1(3)	Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.
10.2(3)	Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.
10.3(3)	Asset Purchase Agreement with Megadeposit Explorers Ltd.
10.4(4)	Amendment No. 1 to Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.
10.5(4)	Amendment No. 1 to Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.
10.6(4)	Amendment No. 1 to Asset Purchase Agreement with Megadeposit Explorers Ltd.
10.7(5)	Amendment No. 2 to Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.
10.8(5)	Amendment No. 2 to Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.
10.9(5)	Amendment No. 2 to Asset Purchase Agreement with Megadeposit Explorers Ltd.
10.10(6)	Strategic Alliance Agreement between the Company and Canaco
10.11(7)	Option Agreement between the Company and Canaco
10.12(8)	Amendment Not. 1 to Strategic Alliance Agreement between the Company and Canaco
10.13(8)	Kwadijava Option Agreement
10.14(8)	Negero Option Agreement
10.15(9)	Joint Venture Agreement with Mkuvia Maita
10.16(10)	2007 Stock Incentive Plan
10.17(11)	Consulting Agreement with Harpreet Sangha
10.18(11)	Consulting Agreement with Rovingi
14.1(12)	Code of Ethics
23.1	Consent of Auditor
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibit
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)   Incorporated by reference to Form SB-2 Registration Statement filed on July 22, 2004.
(2)   Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2006.
(3)   Incorporated by reference to Current Report on Form 8-K filed on August 4, 2005.
(4)   Incorporated by reference to Current Report on Form 8-K filed on November 21, 2005.
(5)   Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended November 30, 2005.
(6)   Incorporated by reference to Current Report on Form 8-K filed on May 4, 2006.
(7)   Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended August 31, 2006.
(8)   Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended August 31, 2007.
(9)   Incorporated by reference to Current Report on Form 8-K filed on August 6, 2008.
(10) Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2007.
(11) Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2005.

ITEM 14:           PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditors in the fiscal periods indicated for the following fees and services:

	Fiscal year ended May 31, 2008	Fiscal year ended May 31, 2007
Audit Fees:	$24,500	$26,845
Audit Related Fees:	$14,400	Nil
Tax Fees:	Nil	Nil
All Other Fees:	Nil	Nil
Total:	$38,900	$26,845

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

Policy on Pre-Approval of Services Performed by Independent Auditors

It is our audit committee's policy to pre-approve all audit and permissible non-audit services performed by the independent auditors. We approved all services that our independent accountants provided to us in the past two fiscal years.

__________

DOUGLAS LAKE MINERALS INC.

FINANCIAL STATEMENTS

MAY 31, 2008

Douglas Lake Minerals, Inc.
(An Exploration Stage Company)

May 31, 2008

Report of Independent Registered Public Accounting Firm

To the Stockholders
Douglas Lake Minerals Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Douglas Lake Minerals Inc. (An Exploration Stage Company) as of May 31, 2008 and 2007, and the related statement of operations, cash flows and stockholders' deficit for the years then ended and accumulated for the period from January 5, 2004 (Date of Inception) to May 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Douglas Lake Minerals Inc. (An Exploration Stage Company) as of May 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and accumulated for the period from January 5, 2004 (Date of Inception) to May 31, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has incurred an operating loss since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"Manning Elliott LLP"

CHARTERED ACCOUNTANTS

Vancouver, Canada

September 11, 2008

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	May 31, 2008 $	May 31, 2007 $

ASSETS

Current Assets

Cash	53,610	4,509
Prepaid deposits (Note 3)	163,292	20,000

Total Current Assets	216,902	24,509

Property and Equipment (Note 5)	1,165	-

Total Assets	218,067	24,509

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	369,081	226,541
Accrued liabilities (Note 8)	535,781	641,106
Loan payable (Note 9)	20,000	20,000
Due to related parties (Note 6)	561,858	211,586

Total Liabilities	1,476,720	1,099,233

Commitments and Contingencies (Notes 1, 7 and 12)

Subsequent Events (Note 14)

Stockholders' Deficit

Common Stock Authorized: 100,000,000 shares, $0.001 par value Issued and outstanding: 41,385,865 and 35,610,865 shares, respectively	41,386	35,611

Additional Paid-in Capital	19,380,195	18,688,470

Common Stock Subscribed (Notes 7, 10 and 12(a))	2,498,000	2,887,500

Donated Capital	109,000	109,000

Deficit Accumulated During the Exploration Stage	(23,287,234)	(22,795,305)

Total Stockholders' Deficit	(1,258,653)	(1,074,724)

Total Liabilities and Stockholders' Deficit	218,067	24,509

(The accompanying notes are an integral part of these financial statements)

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated from January 5, 2004 (Date of Inception) to	For the Year Ended	For the Year Ended
	May 31,	May 31,	May 31,
	2008	2008	2007
	$	$	$

Revenue	-	-	-

Expenses

General and administrative (Note 6)	5,587,923	679,053	3,799,484
Impairment (recovery) of mineral property costs	17,499,571	(100,000)	12,322,071
Mineral property costs	270,295	42,403	174,891
Rent	28,391	10,686	5,233

Total Expenses	23,386,180	632,142	16,301,679

Net Loss Before Other Expense	(23,386,180)	(632,142)	(16,301,679)

Other Expense

Mineral property option payments	156,017	156,017	-
Loss on sale of investment securities	(57,071)	(15,804)	(41,267)

Net Loss	(23,287,234)	(491,929)	(16,342,946)

Net Loss Per Share - Basic and Diluted		(0.01)	(0.62)

Weighted Average Shares Outstanding		39,439,000	26,199,000

(The accompanying notes are an integral part of these financial statements)

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
	Accumulated from January 5, 2004 (Date of Inception) to May 31, 2008 $	For the Year Ended May 31, 2008 $	For the Year Ended May 31, 2007 $

Operating Activities

Net loss for the period	(23,287,234)	(491,929)	(16,342,946)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization	1,587	388	333
Donated services and rent	9,000	-	3,000
Impairment of mineral property costs	17,492,074	(100,000)	12,322,071
Loss on sale of investment securities	57,071	15,804	41,267
Mineral property option payments	(156,017)	(156,017)	-
Stock-based compensation	2,638,748	-	2,638,748

Changes in operating assets and liabilities:

Prepaid deposit	(163,292)	(143,292)	(20,000)
Accounts payable and accrued liabilities	379,862	37,215	101,981
Due to related parties	615,657	380,485	(21,586)

Net Cash Used in Operating Activities	(2,412,544)	(457,346)	(1,277,132)

Investing Activities

Mineral property acquisition costs	(697,677)	100,000	(797,674)
Proceeds from mineral property options	600,000	100,000	500,000
Purchase of property and equipment	(2,752)	(1,553)	-

Net Cash (Used In) Provided By Investing Activities	(100,429)	198,447	(297,674)

Financing Activities

Proceeds from loan payable	20,000	-	20,000
Proceeds from common stock subscribed	245,000	245,000	-
Proceeds from issuance of common stock	2,481,932	90,000	1,701,100
Share issuance costs	(180,349)	(27,000)	(143,900)

Net Cash Provided By Financing Activities	2,566,583	308,000	1,577,200

Increase in Cash	53,610	49,101	2,394

Cash - Beginning of Period	-	4,509	2,115

Cash - End of Period	53,610	53,610	4,509

Non-cash Investing and Financing Activities

Amount owing pursuant to mineral license acquisition agreements included in accrued liabilities	525,000	525,000	625,000
Common shares subscribed for mineral licenses acquired	2,498,000	(389,500)	2,887,500
Common shares issued for mineral licenses acquired	14,796,750	634,500	8,276,750
Shareholders gifted their shares of the Company to settle accounts payable	100,000	-	-
Investment securities received and sold by the President of the Company on behalf of the Company	79,603	56,017	23,586

Supplemental Disclosures

Interest paid	-	-	-
Income taxes paid	-	-	-
(The accompanying notes are an integral part of these financial statements)

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Statement of Stockholders' Deficit
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

(The accompanying notes are an integral part of these financial statements)

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Statement of Stockholders' Deficit
(Expressed in U.S. dollars)

						Deficit
						Accumulated
			Additional	Common		During the
			Paid-in	Stock	Donated	Exploration
	Shares	Amount	Capital	Subscribed	Capital	Stage	Total
	#	$	$	$	$	$	$

Balance - May 31, 2006	21,380,732	21,381	6,280,002	-	106,000	(6,452,359)	(44,976)

Issuance of common shares for cash at $0.70 per share	2,430,133	2,430	1,698,670	-	-	-	1,701,100

Share issuance costs	-	-	(143,900)	-	-	-	(143,900)

Common shares issued for consulting services	150,000	150	105,600	-	-	-	105,750

Common shares issued for mineral licenses acquired	11,650,000	11,650	8,265,100	-	-	-	8,276,750

Common shares subscribed for mineral licenses acquired	-	-	-	2,837,500	-	-	2,837,500

Common shares subscribed for consulting services	-	-	-	50,000	-	-	50,000

Fair value of stock options granted	-	-	2,482,998	-	-	-	2,482,998

Donated rent	-	-	-	-	3,000	-	3,000

Net loss for the year	-	-	-	-	-	(16,342,946)	(16,342,946)

Balance - May 31, 2007	35,610,865	35,611	18,688,470	2,887,500	109,000	(22,795,305)	(1,074,724)

Shares issued for mineral licenses acquired	900,000	900	633,600	(634,500)	-	-	-

Issuance of common shares for cash at $0.30 per share	300,000	300	89,700	-	-	-	90,000

Share issuance costs	-	-	(27,000)	-	-	-	(27,000)

Common shares issued upon cashless exercise of options	4,575,000	4,575	(4,575)	-	-	-	-

Common shares subscribed for cash at $0.10 per share	-	-	-	50,000	-	-	50,000

Common shares subscribed for cash at $0.15 per share	-	-	-	195,000	-	-	195,000

Net loss for the year	-	-	-	-	-	(491,929)	(491,929)

Balance - May 31, 2008	41,385,865	41,386	19,380,195	2,498,000	109,000	(23,287,234)	(1,258,653)

(The accompanying notes are an integral part of these financial statements)

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

1.     Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on January 5, 2004. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting for Development Stage Companies". The Company's principal business is the acquisition and exploration of mineral resources located in Tanzania, Africa. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable. To date, the Company has not incurred any asset retirement obligations.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at May 31, 2008, the Company has a working capital deficit of $1,259,818 and has accumulated losses of $23,287,234 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b)     Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of long-lived assets, stock-based compensation, donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.     Summary of Significant Accounting Policies (continued)

d)     Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2008 and 2007, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the financial statements.

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

i)     Long-lived Assets

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

j)     Asset Retirement Obligations

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

k)     Financial Instruments

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

l)     Income Taxes

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

m)     Foreign Currency Translation

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

n)     Stock-based Compensation

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
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.     Summary of Significant Accounting Policies (continued)

o)     Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133".  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements Liabilities -an Amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future financial statements.

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.     Summary of Significant Accounting Policies (continued)

o)     Recently Issued Accounting Pronouncements (continued)

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

p)     Recently Adopted Accounting Pronouncements

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

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

3.     Prepaid Expenses

The components of prepaid expenses are as follows:

	May 31, 2008 $	May 31, 2007 $

Rent	903	-
Mineral property option payments	20,000	20,000
Finder's fees	40,000	-
Consulting fees	102,389	-

Total prepaid expenses	163,292	20,000

4.     Short-Term Investments

During the year ended May 31, 2008, the Company received 200,000 (2007: 100,000) common shares of Canaco Resources Inc. having a fair value of $56,017 ($2007: $64,897). During the year ended May 31, 2008, the Company sold the shares for cash proceeds of $40,213 (2007: $23,640) and recorded a loss on sale of investment securities of $15,804 (2007: $41,257).

5.     Property and Equipment

			May 31,	May 31,
			2008	2007
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$

Office equipment	2,752	1,587	1,165	-

6.     Related Party Transactions

a)     As at May 31, 2008, the Company owed the former President of the Company $47,788 (2007 - $47,788) which is non-interest bearing, unsecured and due on demand.

b)     During the year ended May 31, 2008, the Company incurred $294,176 (2007 - $131,381) of consulting fees included in general and administrative expenses, and reimbursed $139,384 (2007 - $168,400) of expenses incurred on behalf of the Company, with various directors and officers. As at May 31, 2008, the Company was indebted to the former Chief Financial Officer of the Company for $46,167 (2007 - $19,675), the Chief Executive Officer of the Company for $349,657 (2007 - $48,854) and four directors of the Company for $108,246 (2007 - $95,269). The amounts due are non-interest bearing, unsecured and due on demand.

c)     During the year ended May 31, 2008, the Company recognized a total of $nil (2007 - $3,000) for donated rent at $250 per month provided by a director of the Company.

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

7.     Mineral Properties

Tanzania, Africa

a)     On August 4, 2005, the Company entered into an Asset Purchase Agreement (the "KBT Agreement") with KBT Discovery Group Tanzania Ltd. ("KBT") to acquire three Prospecting Licenses, which cover an area of approximately 621 square kilometres in Tanzania, for an aggregate purchase price of $75,000 and 2,800,000 restricted shares of common stock. On November 10, 2005, the Company entered into an Amendment Agreement in which the number of shares to be issued was increased to 5,600,000 restricted shares of common stock. On October 16, 2006, the Company entered into an Amendment Agreement in which the aggregate purchase price was increased to $225,000. By the end of the fiscal year ended May 31, 2006, the Company had completed its due diligence and closed the agreement. At the first closing, Prospecting Licence No. 2810/2004, known as "Tabora", was transferred to the Company's name and the Company issued 5,600,000 restricted shares of common stock to KBT (See(d) below). The Prospecting Licence No. 3117/2005, known as "Morogoro", and Prospecting Licence No. 3118/2005, known as "KM 7", were in the name of Atlas Africa Limited ("Atlas"), a Tanzanian company. KBT had entered into an agreement with Atlas which gave KBT the right to prospect minerals under the Morogoro and KM 7 Prospecting Licenses and an option to enter into a joint venture with Atlas to prospect and mine minerals under the Morogoro and KM 7 Prospecting Licenses. KBT caused Atlas to terminate the joint venture agreements and transferred the

Morogoro and KM 7 Prospecting Licenses to the Company's name and the Company paid KBT $75,000. On July 19, 2006, the Company entered into a Letter of Amendment, whereby the Company paid $50,000 directly to Atlas. During the year ended May 31, 2007, the Company paid the $50,000 to Atlas and recognized an impairment loss of $50,000 as there are no proven or probable reserves on any of the Tanzania properties. The prospecting licenses expire three years after their initial issuance. The Company can apply to reacquire 50% of the area covered by the original prospecting license. The Company has applied to reacquire the licenses.

b)     On August 4, 2005, the Company entered into an Asset Purchase Agreement (the "HG Agreement") with Hydro-Geos Consulting Group Tanzania Limited ("HG") to acquire Prospecting License No. 2683/2004 known as "Ashanti South East", which covers an area of approximately 210 square kilometres in Tanzania, for an aggregate purchase price of 2,600,000 restricted shares of common stock. On November 10, 2005, the Company entered into an Amendment Agreement in which the number of shares to be issued was increased to 5,200,000 restricted shares of common stock. By the end of the fiscal year ended May 31, 2006, the Company had completed its due diligence and closed the agreement. At closing, Prospecting License Ashanti South East was transferred to the Company's name and the Company issued 5,200,000 restricted shares of common stock to HG (See (d) below). As at May 31, 2008, $75,000 is included in accrued liabilities. The prospecting licenses expire three years after their initial issuance. The prospecting licenses expire three years after their initial issuance. The Company can apply to reacquire 50% of the area covered by the original prospecting license. The Company has applied to reacquire the licenses.

c)     On August 4, 2005, the Company entered into an Asset Purchase Agreement (the "Megadeposit Agreement") with Megadeposit Explorers Limited ("Megadeposit") to acquire Prospecting Licence Renewal No. 2957/2005 known as "Negero", which covers an area of approximately 207 square kilometres in Tanzania, for an aggregate purchase price of 2,600,000 restricted shares of common stock. On November 10, 2005, the Company entered into an Amendment Agreement in which the number of shares to be issued was increased to 5,200,000 restricted shares of common stock. By the end of the fiscal year ended May 31, 2006, the Company had completed its due diligence and closed the agreement. At closing, Prospecting License Green Hills South East was transferred to the Company's name and the Company issued 5,200,000 restricted shares of common stock to Megadeposit (See (d) below). This Prospecting License expired on December 21, 2006, and Megadeposit will apply for a prospecting license ("Reacquired PLs") covering the same area previously covered by Prospecting Licence No. 2957/2005. Pursuant to an agreement to transfer mineral rights dated June 20, 2007 between Megadeposit and Douglas Lake, Megadeposit will transfer the Reacquired PLs to the Company for no consideration. At May 31, 2008, the Reacquired PL's had been applied for and will be transferred to the Company once they are granted. Refer to Note 7(s).

d)     On April 26, 2006, the Company issued a total of 16,000,000 restricted shares of common stock at a fair value of $5,620,000 upon completion of due diligence related to the three agreements described in (a), (b), and (c) above.

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

7.     Mineral Properties (continued)

Tanzania, Africa (continued)

e)     On April 27, 2006, the Company entered into a Strategic Alliance Agreement with Canaco Resources Inc. ("Canaco"), a Canadian public company. Under the terms of the agreement, Canaco paid $350,000 (received during fiscal 2007) to the Company, and will provide technical management and fund the initial assessment of each of the prospects in Tanzania, in order to earn up to a 70% undivided interest in the prospects. The $350,000 payment can be allocated at Canaco's discretion to cash payments owing under subsequent option agreements. On November 1, 2007, Canaco allocated $75,000 of the payment as the cash consideration owed under the option agreement described in note 7(f)(i). In connection with this agreement, the Company is required to issue 200,000 restricted shares of common stock. The Company determined the fair value of the 200,000 shares to be $88,000. The 200,000 shares have not been issued as at May 31, 2008, and $88,000 is included in common stock subscribed.

f)     On October 5, 2006 the Company entered into an option agreement with Canaco whereby the Company granted Canaco the right to earn up to a 70% interest in Prospecting License 3117/2005 in Tanzania known as "Morogoro" held by the Company (see Note 7(a)). Under the option agreement Canaco has agreed to:

i)     make cash payments to the Company of $250,000, of which $50,000 (received) is payable upon the approval of the Board of Directors of both companies and the TSX Venture Exchange, the stock exchange that Canaco's shares are listed on (such date is referred to as the "Effective Date"). An additional $75,000 is payable on the first anniversary of the Effective Date (refer to Note 7(e)) and an additional $125,000 is payable on the second anniversary of the Effective Date;

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

g)     On November 17, 2006, the Company entered into an Asset Purchase Agreement with Atlas to acquire Prospecting License No. 3920/2006, which covers an area of approximately 46 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $200,000 (paid) and 4,500,000 restricted shares of common stock. The Company determined the fair value of the shares to be $3,172,500. As at May 31, 2007, the Company issued 1,500,000 shares at the fair value of $1,057,500 and at May 31, 2008, the remaining 3,000,000 shares at the fair value of $2,115,000 is included in common stock subscribed. Refer to Note 7(q).

h)     On November 17, 2006, the Company entered into an Asset Purchase Agreement with HG to acquire six Prospecting Licenses, which cover an area of approximately 2,388.79 square kilometres in Tanzania. Prospecting License No.'s 3868/2006, 3671/2005, 3398/2005, 3105/2005, 3211/2005, and 2961/2004 were transferred to the Company's name on signing the agreement for an aggregate purchase price of $600,000 ("Cash Payment") and issuance of 4,000,000 restricted shares of common stock (issued) at a fair value of $2,820,000. The Cash Payment is to be made as follows: $150,000 (paid) on signing of the agreement and $150,000 payments at the end of each ninety day period thereafter until the consideration is paid in full. As at May 31, 2008, $450,000 is included in accrued liabilities.

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

j)     On November 20, 2006, the Company entered into an Asset Purchase Agreement with Sumayi Investment International Limited ("Sumayi") to acquire 75% ownership of four Gemstone Licenses, which cover an area of approximately 3.88 square kilometres in Tanzania. Gemstone Mining License No.'s 201/2005, 198/2005, 199/2005 and 202/2005 were transferred to the Company's name on signing the agreement for an aggregate purchase price of $100,000 payable one year from signing. During the year ended May 31, 2008, the Company terminated the agreement and returned the Mining Licenses.

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

7.     Mineral Properties (continued)

Tanzania, Africa (continued)

k)     On November 21, 2006, the Company entered into an Asset Purchase Agreement with Haperk Traders Limited ("Haperk") to acquire Prospecting License Renewal No. 2987/2005 and Prospecting License No. 3267/2005, which cover an area of approximately 658 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $62,500 (paid) and issuance of 1,000,000 restricted shares of common stock at a fair value of $735,000. This Prospecting License expired on January 17, 2007, and Haperk will apply for a prospecting license ("Reacquired PLs") covering the same area previously covered by Prospecting Licence No. 2987/2005. Pursuant to an agreement to transfer mineral rights dated June 20, 2007 between Haperk and Douglas Lake, Haperk will transfer the Reacquired PLs to the Company for no consideration. At May 31, 2008, the reacquired PL's had been applied for and will be transferred to the Company once they are granted. Refer to Note 7(r).

l)     On November 21, 2006, the Company entered into an Asset Purchase Agreement with Sika Holdings Limited ("Sika") to acquire Prospecting License No. 2544/2004 which covers an area of approximately 5 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $60,000 (paid) and issuance of 750,000 restricted shares of common stock (issued) at a fair value of $551,250.

m)     On November 21, 2006, the Company entered into an Asset Purchase Agreement with KBT to acquire two Prospecting Licenses, which cover an area of approximately 1,119 square kilometres in Tanzania. Prospecting License No.'s 3899/2006, and 3900/2006 were transferred to the Company's name on signing the agreement and the Company issued 200,000 restricted shares of common stock at a fair value of $147,000.

n)      On November 22, 2006, the Company entered into an Asset Purchase Agreement with Robert Nicolas to acquire Prospecting License No. 3907/2006, which covers an area of approximately 34 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $15,000 (paid) and the issuance of 100,000 restricted shares of common stock (issued) at a fair value of $73,000.

o)     On November 22, 2006, the Company entered into an Asset Purchase Agreement with Atupele A. Mwanjala and Naniel Kerrosi to acquire Prospecting License No. 2797/2004 which covers an area of approximately 28.8 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $20,000 (paid) and issuance of 100,000 restricted shares of common stock (issued) at a fair value of $73,000.

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

q)     On March 2, 2007, the Company entered into an option agreement with Canaco whereby the Company granted Canaco the right to earn up to a 75% interest in Prospecting License 3920/2006 in Tanzania known as "Shinyanga or Magembe" held by the Company (see Note 7(g)). Under the option agreement Canaco has agreed to:

i)     make cash payments to the Company of $200,000, of which $100,000 (received) is payable upon the approval of the Board of Directors of both companies and the TSX Venture Exchange,(such date is referred to as the "Effective Date"). An additional $100,000 is payable on the first anniversary of the Effective Date (received);

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

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

7.     Mineral Properties (continued)

Tanzania, Africa (continued)

If the Company fails to reacquire the Prospecting Licenses by March 31, 2008 the Company will not receive the additional cash payments. The Company failed to reacquire Prospecting License 2987/2005 (Refer to Note 7(r)). Pursuant to the agreement the $100,000 option payment received was applied to the Magembe property.

r)     On June 29, 2007, the Company entered into an option agreement with Canaco whereby the Company granted Canaco the right to earn up to a 70% interest in Prospecting License 2987/2005 in Tanzania known as "Kwadijava" in the process of being acquired by the Company (see Note 7(k)). Under the option agreement Canaco has agreed to:

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

If the Company fails to reacquire the Prospecting License by March 31, 2008 the Company will be deemed to have waived Canaco's obligation to pay the Company $100,000 pursuant to the option agreement relating to the Magembe property. The Company failed to reacquire Prospecting License 2987/2005. Pursuant to the agreement the option payment received by the Company is applied against the option payment described in Note 7(q).

s)     On June 29, 2007, the Company entered into an option agreement with Canaco whereby the Company granted Canaco the right to earn up to a 70% interest in Prospecting License 2957/2005 in Tanzania known as "Negero" in the process of being acquired by the Company (see Note 7(c)). Under the option agreement Canaco has agreed to:

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

If the Company fails to reacquire the Prospecting License by March 31, 2008 the Company will be deemed to have waived Canaco's obligation to pay the Company $100,000 pursuant to the option agreement relating to the Magembe property. (See Note 7(c)).

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

8.     Accrued Liabilities

The components of accrued liabilities are as follows:

	May 31, 2008 $	May 31, 2007 $

Mineral property expenditures	525,000	625,000
Professional fees	8,443	16,106
Investor relations	2,338	-

Total accrued liabilities	535,781	641,106

9.     Loan Payable

The balance owing to an unrelated third party is non-interest bearing, unsecured and due on demand.

10.   Common Stock

a)     At May 31, 2008, the Company had received subscriptions pursuant to a private placement for 1,300,000 units at $0.15 per unit and 500,000 units at $0.10 per unit for cash proceeds of $245,000, included in common stock subscribed, and paid finder's fees of $22,000. The units were issued on August 15, 2008 (Note 14(d)).

b)     During the year ended May 31, 2008, the Company issued of 900,000 with a fair value of $634,500 shares of common stock pursuant to the Asset Purchase Agreement described in Note 7(p). As at May 31, 2007, the fair value of $634,500 was included in common stock subscribed.

c)     During the year ended May 31, 2008, the Company issued 4,575,000 shares of common stock upon the cashless exercise of 8,150,000 stock options.

d)     On November 30, 2007, the Company issued 300,000 shares of common stock at $0.30 per share pursuant to a private placement for gross cash proceeds of $90,000. The Company paid $5,000 in finders' fees pursuant to this private placement.

11.   Stock Options

The Company adopted a Stock Option Plan dated April 27, 2007 (the "2007 Stock Option Plan"), under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. As at May 31, 2008, the Company had 1,210,000 shares of common stock available to be issued under the Plan. At May 31, 2008 and 2007, the Company had no unrecognized compensation costs and no unvested options.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the year ended May 31, 2007 was $0.29 per share. The weighted average assumptions used are as follows:

The Company did not grant any stock options during the year ended May 31, 2008.

	Year Ended
	May 31, 2008	May 31, 2007

Expected dividend yield	-	0%
Risk-free interest rate	-	4.46%
Expected volatility	-	133%
Expected option life (in years)	-	5.00

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

11.   Stock Options (continued)

The following table summarizes the continuity of the Company's stock options:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $

Outstanding, May 31, 2007	8,790,000	0.30
Exercised	(8,150,000)	-

Outstanding, May 31, 2008	640,000	0.30	3.91	115,200

Exercisable, May 31, 2008	640,000	0.30	3.91	115,200

The stock options outstanding are exercisable for cash at $0.30 per share, or on a cashless exercise basis using a prorated formula whereby the number of shares issuable is equal to (a) the average closing price for the five days prior to exercise date ("ACP") in excess of the $0.30 exercise price, divided by (b) the exercise price multiplied by (c) the number of options exercised. During the period ended May 31, 2008, the Company issued 4,575,000 shares of common stock upon the cashless exercise of 8,150,000 stock options.

The total intrinsic value of stock options exercised during the periods ended May 31, 2008 and 2007 were $1,534,583 and $Nil respectively.

12.   Commitments

a)     On January 9, 2006, the Company entered into a consulting agreement for a term of three months for consideration of $75,000 cash (paid in fiscal 2006 by a director of the Company) and 150,000 shares of common stock (100,000 shares transferred to the consultant by related parties during fiscal 2006). As at May 31, 2008, 50,000 shares of common stock are owed to the consultant. As at May 31, 2008, the fair value of $50,000 for these shares owed is included in common stock subscribed.

b)     On June 1, 2006, the Company entered into a consulting agreement with a company controlled by the Chief Financial Officer of the Company for $4,500 per month for a term of two years. During the year ended May 31, 2008, the Chief Financial Officer resigned and the agreement was terminated.

c)     On June 18, 2007, the Company entered into an agreement to rent office space for $959 (Cdn$954) per month for a period of twelve months. The Company can terminate the agreement with sixty days notice.

d)     On May 13, 2008, the Company entered into employment agreements with employees who will provide geological services in exchange for $8,000 per month in aggregate for a period of one year commencing June 1, 2008.

e)     On May 13, 2008, the Company entered into an employment agreement with an employee who will provide exploration management services in exchange for $5,000 per month for a period of one year commencing June 1, 2008.

f)    On May 13, 2008 the Company entered into an employment agreement with an employee who will provide operations management services in exchange for $2,500 per month for a period of one year commencing June 1, 2008.

13.   Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S. federal and state income tax rates to earnings before income taxes. The Company has net operating losses carried forward of approximately $4,039,500 available to offset taxable income in future years which begin expiring in fiscal 2026. Pursuant to SFAS No. 109, the potential benefits of the net operating losses carried forward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

13.   Income Taxes (continued)

The income tax benefit differs from the amount computed by applying the federal income tax rate of 35% to net loss before income taxes for the years ended May 31, 2008 and 2007 as a result of the following:

	May 31, 2008 $	May 31, 2007 $

Loss before taxes	(491,929)	(16,342,946)

Statutory rate	35%	35%

Computed expected tax (recovery)	(172,175)	(5,720,031)

Permanent differences	-	4,814,599

Temporary differences	110	59

Valuation allowance change	172,065	905,373

Provision for income taxes	-	-

The significant components of deferred income tax assets and liabilities at May 31, 2008 and 2007, after applying enacted corporate income tax rates, are as follows:

	May 31, 2008 $	May 31, 2007 $

Net operating losses carried forward	1,409,065	1,236,893

Valuation allowance	(1,409,065)	(1,236,893)

Net deferred income tax asset	-	-

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

14.   Subsequent Events

a)     On June 27, 2008, the Company entered into a Joint Venture Agreement that grants the Company the right to explore for minerals on properties in Liwale and Nachigwea Districts of Tanzania in consideration for the payment of $1,000,000 upon signing the agreement and $540,000 over five years beginning July 15, 2008. The $540,000 is payable in stages on a quarterly basis of which $80,000 must be paid in the first year, $90,000 in the second year, $100,000 in the third year, $120,000 in the fourth year, and $150,000 in the fifth year. The holder of the property licenses retains a net smelter royalty return of 3%.

b)     On June 26, 2008, the Company entered into an Agreement with SD Partners, LLC ("SD") for consulting and fundraising services, including a secondary public offering of securities of the Company in the United Kingdom, on an exclusive basis for a period of three years. The Agreement also contemplates a possible transaction between the Company and a Shell company (the "Merged Shell transaction"). As compensation for SD's services, the Company agrees to pay $50,000 for the first two months of the engagement, payable as to $25,000 by June 30, 2008 (paid), and the remaining $25,000 by July 28, 2008 and to date remains active. The agreement shall automatically be extended for additional 30 days on the same condition and terms with a payment of $25,000 per month due at the beginning of each month. In consideration of structuring the Merged Shell transaction, SD will receive warrants to acquire 5% of the shares of the Company exercisable for five years at $0.01 per share. In consideration for additional financings resulting from SD's services, the Company will pay a cash fee of 5% of the gross proceeds. If any warrants from any such financings are exercised, SD will be entitled to 5% of the gross warrant proceeds. In consideration of an acquisition by or of the Company, SD will be entitled to a fee of 10% of the value of the transaction, of which 5% is payable in cash and 5% is payable in common shares of the Company. If this agreement is terminated by the Company, and the Company receives any funding in the United Kingdom within twenty four months of termination, the Company must pay a breakup fee to SD of the greater of $200,000 or 5% of such funding.

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

14.     Subsequent Events (continued)

c)     On July 28, 2008, the Company entered into an Agreement with SD for fundraising services, in relation to a private placement of up to $2,100,000. The Company will pay a cash fee of 7% of the first $1,500,000 gross proceeds, 13% of the next $600,000 gross proceeds, and 10% of any amount above $2,100,000 gross proceeds. If warrants are issued with the financing, SD will be entitled to 5% of the gross proceeds from the exercise of any such warrants. The Company also agrees to issue warrants exercisable for five years at $0.01 per share to SD to acquire 3% of the total number of common shares outstanding. Should SD raise an additional $2,000,000, SD will be granted an additional 1% of the total number of common shares outstanding. The total number of warrants granted to SD will not exceed 5% of the total number of common shares outstanding after closing of the funding.

d)     On August 15, 2008, the Company completed a non-brokered private placement for total proceeds of $1,767,500 comprised of:

i)     6,666,680 shares of common stock at $0.15 per share for proceeds of $1,000,000;

ii)    1,000,000 units at $0.10 per unit for proceeds of $100,000. Each unit consists of one share of common stock and one-half of one warrant. Each full warrant entitles the holder to acquire an additional share of common stock at an exercise price of $0.25 per share for a period of one year from closing;

iii)   2,000,000 units at $0.15 per unit for proceeds of $300,000. Each unit consists of one share of common stock and one-half of one warrant. Each full warrant entitles the holder to acquire an additional share of common stock at an exercise price of $0.30 per share for a period of one year from closing;

iv)    1,462,500 units at $0.20 per unit for proceeds of $292,500. Each unit consists of one share of common stock and one-half of one warrant. Each full warrant entitles the holder to acquire an additional share of common stock at an exercise price of $0.40 per share for a period of one year from closing;

v)     187,500 units at $0.40 per unit for proceeds of $75,000. Each unit consists of one share of common stock and one-half of one warrant. Each full warrant entitles the holder to acquire an additional share of common stock at an exercise price of $0.50 per share for a period of one year from closing;

SIGNATURES

In accordance with Section 13 and 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS LAKE MINERALS INC.

By:        "Harpreet S. Sangha"
              Harpreet S. Sangha
              President, Chief Executive Officer, Secretary,
              Treasurer and a director
              Date: September 15, 2008

By:        "Sylvia Tang"
              Sylvia Tang
              Chief Financial Officer
              Date: September 15, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        "Harpreet S. Sangha"
              Harpreet S. Sangha
              President, Chief Executive Officer, Secretary,
              Treasurer and a director
              Date: September 15, 2008

By:        "Joseph Rugumyamheto"
              Joseph Rugumyamheto
              Director
              Date: September 15, 2008

By:        "Medard M.C. Kalemani"
              Medard M.C. Kalemani
              Director
              Date: September 15, 2008

By:        "Abdulkarim Hamisi Mruma"
              Abdulkarim Hamisi Mruma
              Director
              Date: September 15, 2008

__________