Form 10-Q
period 2008-08-31
Douglas Lake Minerals Inc.
filed 2008-10-20
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

☐      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:      000-50907

DOUGLAS LAKE MINERALS INC.
(Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	98-0430222 (I.R.S. Employer Identification No.)

Suite 400, 1445 West Georgia Street Vancouver, British Columbia, Canada (Address of principal executive offices)	V6G 2T3 (Zip Code)

(604) 669-0323 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes   ☒    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 61,035,878 shares of common stock as of October 17, 2008.

DOUGLAS LAKE MINERALS INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
August 31, 2008

INDEX

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of copper, availability of funds, government regulations, permitting, common share prices, operating costs, capital costs, outcomes of ore reserve development, recoveries and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-KSB for the year ended May 31, 2008, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the "SEC"). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Douglas Lake Minerals Inc.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	August 31, 2008 $ (unaudited)	May 31, 2008 $
ASSETS
Current Assets
Cash	58,165	53,610
Prepaid deposits (Note 3)	40,370	163,292

Total Current Assets	98,535	216,902
Property and Equipment (Note 4)	4,625	1,165

Total Assets	103,160	218,067

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	530,296	369,081
Accrued liabilities (Note 7)	376,741	535,781
Loan payable (Note 8)	20,000	20,000
Due to related parties (Note 5)	510,018	551,858

Total Liabilities	1,437,055	1,476,720

Commitments and Contingencies (Notes 1, 6 and 12)
Stockholders' Deficit
Common Stock Authorized: 100,000,000 shares, $0.001 par value Issued and outstanding: 52,702,545 shares (May 31, 2008 - 41,385,865 shares)	52,703	41,386
Additional Paid-in Capital	21,116,378	19,380,195
Common Stock Subscribed (Notes 6 and 12(a))	2,253,000	2,498,000
Donated Capital	109,000	109,000
Deficit Accumulated During the Exploration Stage	(24,864,976)	(23,287,234)

Total Stockholders' Deficit	(1,333,895)	(1,258,653)

Total Liabilities and Stockholders' Deficit	103,160	218,067

(The accompanying notes are an integral part of these financial statements)

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)
	Accumulated from January 5, 2004 (Date of Inception) to August 31, 2008 $	For the Three Months Ended August 31, 2008 $	For the Three Months Ended August 31, 2007 $
Revenue	-	-	-

Expenses
General and administrative	5,975,392	387,469	251,014
Impairment of mineral property costs	17,499,571	-	-
Mineral property costs	1,457,761	1,187,466	7,953
Rent	31,198	2,807	2,166

Total Expenses	24,963,922	1,577,742	261,133

Net Loss Before Other Expense	(24,963,922)	(1,577,742)	(261,133)
Other Expense
Mineral property option payments	156,017	-	100,000
Loss on sale of investment securities	(57,071)	-	-

Net Loss	(24,864,976)	(1,577,742)	(161,133)

Net Loss Per Share - Basic and Diluted		(0.04)	-

Weighted Average Shares Outstanding		43,354,000	36,305,000

(The accompanying notes are an integral part of these financial statements)

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)
	For the Three Months Ended August 31, 2008 $	For the Three Months Ended August 31, 2007 $
Operating Activities
Net loss for the period	(1,577,742)	(161,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	341	-
Changes in operating assets and liabilities:
Prepaid deposit	122,922	(902)
Accounts payable and accrued liabilities	2,175	15,082
Due to related parties	(41,840)	76,253

Net Cash Used in Operating Activities	(1,494,144)	(70,700)

Investing Activities
Purchase of property and equipment	(3,801)	(1,553)

Net Cash Used In Investing Activities	(3,801)	(1,553)

Financing Activities
Proceeds from issuance of common stock	1,522,500	90,000
Repayment of loan payable	-	(10,000)
Share issuance costs	(20,000)	(5,000)

Net Cash Provided By Financing Activities	1,502,500	75,000

Increase in Cash	4,555	2,747
Cash - Beginning of Period	53,610	4,509

Cash - End of Period	58,165	7,256

Non-cash Investing and Financing Activities
Loan payable settled by grant of mineral property option	-	10,000

Supplemental Disclosures
Interest paid	-	-
Income taxes paid	-	-

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at August 31, 2008, the Company has a working capital deficit of $1,338,520 and has accumulated losses of $24,864,976 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b) Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission ("SEC") Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended May 31, 2008, included in the Company's Annual Report on Form 10-KSB filed on September 15, 2008 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at August 31, 2008, and the results of its operations and cash flows for the three months ended August 31, 2008 and 2007. The results of operations for the three months ended August 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

e) Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2008 and 2007, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the financial statements.

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

p) Recently Issued Accounting Pronouncements (continued)

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

p) Recently Issued Accounting Pronouncements (continued)

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

q) Reclassifications

Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

3. Prepaid Expenses

The components of prepaid expenses are as follows:

	August 31, 2008 $	May 31, 2008 $
Rent	903	903
Mineral property option payments	10,000	20,000
Finder's fees	-	40,000
Consulting fees	29,467	102,389

Total prepaid expenses	40,370	163,292

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

4. Property and Equipment

	Cost $	Accumulated Amortization $	August 31, 2008 Net Book Value $	May 31, 2008 Net Book Value $
Office equipment	6,553	1,928	4,625	1,165

5. Related Party Transactions

a) As at August 31, 2008, the Company owed the former President of the Company $47,788 (May 31, 2008 - $47,788) which is non-interest bearing, unsecured and due on demand.

b) During the three month period ended August 31, 2008, the Company incurred $30,000 (2007 - $43,500) of consulting fees included in general and administrative expenses, and reimbursed $53,091 (2007 - $115,000) of expenses incurred on behalf of the Company, with various directors and officers. As at August 31, 2008, the Company was indebted to the former Chief Financial Officer of the Company for $46,119 (May 31, 2008 - $46,167), the Chief Executive Officer of the Company for $317,611 (May 31, 2008 - $349,657) and two directors of the Company for $98,500 (May 31, 2008 - $108,246). The amounts due are non-interest bearing, unsecured and due on demand.

6. Mineral Properties

Tanzania, Africa

a) On August 4, 2005, the Company entered into an Asset Purchase Agreement (the "KBT Agreement") with KBT Discovery Group Tanzania Ltd. ("KBT") to acquire three Prospecting Licenses, which cover an area of approximately 621 square kilometres in Tanzania, for an aggregate purchase price of $75,000 and 2,800,000 restricted shares of common stock. On November 10, 2005, the Company entered into an Amendment Agreement in which the number of shares to be issued was increased to 5,600,000 restricted shares of common stock. On October 16, 2006, the Company entered into an Amendment Agreement in which the aggregate purchase price was increased to $225,000. By the end of the fiscal year ended May 31, 2006, the Company had completed its due diligence and closed the agreement. At the first closing, Prospecting Licence No. 2810/2004, known as "Tabora", was transferred to the Company's name and the Company issued 5,600,000 restricted shares of common stock to KBT (See(d) below). The Prospecting Licence No. 3117/2005, known as "Morogoro", and Prospecting Licence No. 3118/2005, known as "KM 7", were in the name of Atlas Africa Limited ("Atlas"), a Tanzanian company. KBT had entered into an agreement with Atlas which gave KBT the right to prospect minerals under the Morogoro and KM 7 Prospecting Licenses and an option to enter into a joint venture with Atlas to prospect and mine minerals under the Morogoro and KM 7 Prospecting Licenses. KBT caused Atlas to terminate the joint venture agreements and transferred the Morogoro and KM 7 Prospecting Licenses to the Company's name and the Company paid KBT $75,000. On July 19, 2006, the Company entered into a Letter of Amendment, whereby the Company paid $50,000 directly to Atlas. During the year ended May 31, 2007, the Company paid the $50,000 to Atlas and recognized an impairment loss of $50,000 as there are no proven or probable reserves on any of the Tanzania properties. The prospecting licenses expire three years after their initial issuance. The Company can apply to reacquire 50% of the area covered by the original prospecting license. As at August 31, 2008, the Company has applied to reacquire the licenses.

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

6. Mineral Properties (continued)

Tanzania, Africa (continued)

b) On August 4, 2005, the Company entered into an Asset Purchase Agreement (the "HG Agreement") with Hydro-Geos Consulting Group Tanzania Limited ("HG") to acquire Prospecting License No. 2683/2004 known as "Ashanti South East", which covers an area of approximately 210 square kilometres in Tanzania, for an aggregate purchase price of 2,600,000 restricted shares of common stock. On November 10, 2005, the Company entered into an Amendment Agreement in which the number of shares to be issued was increased to 5,200,000 restricted shares of common stock. By the end of the fiscal year ended May 31, 2006, the Company had completed its due diligence and closed the agreement. At closing, Prospecting License Ashanti South East was transferred to the Company's name and the Company issued 5,200,000 restricted shares of common stock to HG (See (d) below). The prospecting licenses expire three years after their initial issuance. The prospecting licenses expire three years after their initial issuance. The Company can apply to reacquire 50% of the area covered by the original prospecting license. As at August 31, 2008, the Company has applied to reacquire the licenses.

c) On August 4, 2005, the Company entered into an Asset Purchase Agreement (the "Megadeposit Agreement") with Megadeposit Explorers Limited ("Megadeposit") to acquire Prospecting Licence Renewal No. 2957/2005 known as "Negero", which covers an area of approximately 207 square kilometres in Tanzania, for an aggregate purchase price of 2,600,000 restricted shares of common stock. On November 10, 2005, the Company entered into an Amendment Agreement in which the number of shares to be issued was increased to 5,200,000 restricted shares of common stock. By the end of the fiscal year ended May 31, 2006, the Company had completed its due diligence and closed the agreement. At closing, Prospecting License Green Hills South East was transferred to the Company's name and the Company issued 5,200,000 restricted shares of common stock to Megadeposit (See (d) below). This Prospecting License expired on December 21, 2006, and Megadeposit will apply for a prospecting license ("Reaquired PLs") covering the same area previously covered by Prospecting Licence No. 2957/2005. Pursuant to an agreement to transfer mineral rights dated June 20, 2007 between Megadeposit and Douglas Lake, Megadeposit will transfer the Reacquired PLs to the Company for no consideration. At August 31, 2008, the Reaquired PL's had been applied for and will be transferred to the Company once they are granted. Refer to Note 6(s).

d) On April 26, 2006, the Company issued a total of 16,000,000 restricted shares of common stock at a fair value of $5,620,000 upon completion of due diligence related to the three agreements described in (a), (b), and (c) above.

e) On April 27, 2006, the Company entered into a Strategic Alliance Agreement with Canaco Resources Inc. ("Canaco"), a Canadian public company. Under the terms of the agreement, Canaco paid $350,000 (received during fiscal 2007) to the Company, and will provide technical management and fund the initial assessment of each of the prospects in Tanzania, in order to earn up to a 70% undivided interest in the prospects. The $350,000 payment can be allocated at Canaco's discretion to cash payments owing under subsequent option agreements. On November 1, 2007, Canaco allocated $75,000 of the payment as the cash consideration owed under the option agreement described in Note 6(f)(i). In connection with this agreement, the Company is required to issue 200,000 restricted shares of common stock. The Company determined the fair value of the 200,000 shares to be $88,000. The 200,000 shares have not been issued as at August 31, 2008, and $88,000 is included in common stock subscribed.

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
(unaudited)

6. Mineral Properties (continued)

Tanzania, Africa (continued)

f) On October 5, 2006 the Company entered into an option agreement with Canaco whereby the Company granted Canaco the right to earn up to a 70% interest in Prospecting License 3117/2005 in Tanzania known as "Morogoro" held by the Company (see Note 6(a)). Under the option agreement Canaco has agreed to:

i) make cash payments to the Company of $250,000, of which $50,000 (received) is payable upon the approval of the Board of Directors of both companies and the TSX Venture Exchange, the stock exchange that Canaco's shares are listed on (such date is referred to as the "Effective Date"). An additional $75,000 (paid) is payable on the first anniversary of the Effective Date (refer to Note 6(e)) and an additional $125,000 is payable on the second anniversary of the Effective Date;

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

g) On November 17, 2006, the Company entered into an Asset Purchase Agreement with Atlas to acquire Prospecting License No. 3920/2006, which covers an area of approximately 46 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $200,000 (paid) and 4,500,000 restricted shares of common stock. The Company determined the fair value of the shares to be $3,172,500. As at May 31, 2007, the Company issued 1,500,000 shares at the fair value of $1,057,500 and at August 31, 2008, the remaining 3,000,000 shares at the fair value of $2,115,000 is included in common stock subscribed. Refer to Note 6(q).

h) On November 17, 2006, the Company entered into an Asset Purchase Agreement with HG to acquire six Prospecting Licenses, which cover an area of approximately 2,388.79 square kilometres in Tanzania. Prospecting License No.'s 3868/2006, 3671/2005, 3398/2005, 3105/2005, 3211/2005, and 2961/2004 were transferred to the Company's name on signing the agreement for an aggregate purchase price of $600,000 ("Cash Payment") and issuance of 4,000,000 restricted shares of common stock (issued) at a fair value of $2,820,000. The Cash Payment is to be made as follows: $150,000 (paid) on signing of the agreement and $150,000 payments at the end of each ninety day period thereafter until the consideration is paid in full. As at August 31, 2008, $300,000 is included in accrued liabilities.

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

k) On November 21, 2006, the Company entered into an Asset Purchase Agreement with Haperk Traders Limited ("Haperk") to acquire Prospecting License Renewal No. 2987/2005 and Prospecting License No. 3267/2005, which cover an area of approximately 658 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $62,500 (paid) and issuance of 1,000,000 restricted shares of common stock at a fair value of $735,000. This Prospecting License expired on January 17, 2007, and Haperk will apply for a prospecting license ("Reaquired PLs") covering the same area previously covered by Prospecting Licence No. 2987/2005. Pursuant to an agreement to transfer mineral rights dated June 20, 2007 between Haperk and Douglas Lake, Haperk will transfer the Reacquired PLs to the Company for no consideration. At August 31, 2008, the reacquired PL's had been applied for and will be transferred to the Company once they are granted. Refer to Note 6(r).

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

q) On March 2, 2007, the Company entered into an option agreement with Canaco whereby the Company granted Canaco the right to earn up to a 75% interest in Prospecting License 3920/2006 in Tanzania known as "Shinyanga or Magembe" held by the Company (see Note 6(g)). Under the option agreement Canaco has agreed to:

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

If the Company fails to require the Prospecting Licenses by March 31, 2008 the Company will not receive the additional cash payments. The Company failed to reacquire Prospecting License 2987/2005 (Refer to Note 6(r)). Pursuant to the agreement the $100,000 option payment received was applied to the Magembe property.

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

r) (continued)

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

If the Company fails to reacquire the Prospecting License by March 31, 2008 the Company will be deemed to have waived Canaco's obligation to pay the Company $100,000 pursuant to the option agreement relating to the Magembe property. The Company failed to reacquire Prospecting License 2987/2005. Pursuant to the agreement the option payment received by the Company is applied against the option payment described in Note 6(q).

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

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

6. Mineral Properties (continued)

Tanzania, Africa (continued)

t) On June 27, 2008, the Company entered into a Joint Venture Agreement that grants the Company the right to explore for minerals on properties in Liwale and Nachigwea Districts of Tanzania in consideration for the payment of $1,000,000 ($750,000 paid) upon signing the agreement and $540,000 over five years beginning July 15, 2008. As at August 31, 2008, $250,000 is included in accounts payable. The $540,000 is payable in stages on a quarterly basis of which $80,000 ($10,000 paid) must be paid in the first year, $90,000 in the second year, $100,000 in the third year, $120,000 in the fourth year, and $150,000 in the fifth year. The holder of the property licenses retains a net smelter royalty return of 3%. During the three month period ended August 31, 2008, the Company paid $80,000 of finder's fees related to this Agreement.

7. Accrued Liabilities

The components of accrued liabilities are as follows:

	August 31, 2008 $	May 31, 2008 $
Mineral property expenditures	334,800	525,000
Professional fees	25,855	8,443
Investor relations	-	2,338
Travel expenses	16,086	-

Total accrued liabilities	376,741	535,781

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

9. Common Stock (continued)

v) 187,500 units at $0.40 per unit for proceeds of $75,000. Each unit consists of one share of common stock and one-half of one warrant. Each full warrant entitles the holder to acquire an additional share of common stock at an exercise price of $0.50 per share for a period of one year from closing;

The Company paid finder's fees of $22,000 pursuant to this private placement during the year ended May 31, 2008. The Company paid finder's fees of $20,000 pursuant to this private placement during the three month period ended August 31, 2008.

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

The Company did not grant any stock options during the three month period ended August 31, 2008.

The following table summarizes the continuity of the Company's stock options:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $
Outstanding, May 31, 2008	640,000	0.30
Exercised	-	-

Outstanding, August 31, 2008	640,000	0.30	3.66	76,800

Exercisable, August 31, 2008	640,000	0.30	3.66	76,800

The stock options outstanding are exercisable for cash at $0.30 per share, or on a cashless exercise basis using a prorated formula whereby the number of shares issuable is equal to (a) the average closing price for the five days prior to exercise date ("ACP") in excess of the $0.30 exercise price, divided by (b) the exercise price multiplied by (c) the number of options exercised. During the three month periods ended August 31, 2008 and 2007, there was no exercise of stock options.

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

11. Share Purchase Warrants

On August 15, 2008, the Company completed a non-brokered private placement and issued 4,650,000 units for proceeds of $767,500. Each unit consists of one share of common stock and one-half of one warrant. Each full warrant entitles the holder to acquire an additional share of common stock at a weighted average exercise price of $0.33 per share for a period of one year from August 15, 2008. Refer to Note 9.

The following table summarizes the continuity of the Company's share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $
Balance, May 31, 2008	-	-
Issued	2,325,000	0.33

Balance, August 31, 2008	2,325,000	0.33

12. Commitments

a) On January 9, 2006, the Company entered into a consulting agreement for a term of three months for consideration of $75,000 cash (paid in fiscal 2006 by a director of the Company) and 150,000 shares of common stock (100,000 shares transferred to the consultant by related parties during fiscal 2006). As at May 31, 2008, 50,000 shares of common stock are owed to the consultant. As at August 31, 2008, the fair value of $50,000 for these shares owed is included in common stock subscribed.

b) On June 18, 2007, the Company entered into an agreement to rent office space for $959 (Cdn$954) per month for a period of twelve months. The Company can terminate the agreement with sixty days notice.

c) On May 13, 2008, the Company entered into employment agreements with employees who will provide geological services in exchange for $8,000 per month in aggregate for a period of one year commencing June 1, 2008.

d) On May 13, 2008, the Company entered into an employment agreement with an employee who will provide exploration management services in exchange for $5,000 per month for a period of one year commencing June 1, 2008.

e) On May 13, 2008 the Company entered into an employment agreement with an employee who will provide operations management services in exchange for $3,000 per month for a period of one year commencing June 1, 2008.

f) On June 1, 2008, the Company entered into an employment agreement with an employee who will provide operations management services in exchange for $2,500 per month for a period of one year commencing June 1, 2008.

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

12. Commitments (continued)

g) On June 26, 2008, the Company entered into an Agreement with SD Partners, LLC ("SD") for consulting and fundraising services, including a secondary public offering of securities of the Company in the United Kingdom, on an exclusive basis for a period of three years. The Agreement also contemplates a possible transaction between the Company and a Shell company (the "Merged Shell transaction"). As compensation for SD's services, the Company agrees to pay $50,000 for the first two months of the engagement, payable as to $25,000 by June 30, 2008 (paid), and the remaining $25,000 by July 28, 2008. As at August 31, 2008, $25,000 is included in accounts payable. The agreement shall automatically be extended for additional 30 days on the same condition and terms with a payment of $25,000 per month due at the beginning of each month. In consideration of structuring the Merged Shell transaction, SD will receive warrants to acquire 5% of the shares of the Company exercisable for five years at $0.01 per share. In consideration for additional financings resulting from SD's services, the Company will pay a cash fee of 5% of the gross proceeds. If any warrants from any such financings are exercised, SD will be entitled to 5% of the gross warrant proceeds. In consideration of an acquisition by or of the Company, SD will be entitled to a fee of 10% of the value of the transaction, of which 5% is payable in cash and 5% is payable in common shares of the Company. If this agreement is terminated by the Company, and the Company receives any funding in the United Kingdom within twenty four months of termination, the Company must pay a breakup fee to SD of the greater of $200,000 or 5% of such funding.

h) On July 28, 2008, the Company entered into an Agreement with SD for fundraising services, in relation to a private placement of up to $2,100,000. The Company will pay a cash fee of 7% of the first $1,500,000 gross proceeds, 13% of the next $600,000 gross proceeds, and 10% of any amount above $2,100,000 gross proceeds. If warrants are issued with the financing, SD will be entitled to 5% of the gross proceeds from the exercise of any such warrants. The Company also agrees to issue warrants exercisable for five years at $0.01 per share to SD to acquire 3% of the total number of common shares outstanding. Should SD raise an additional $2,000,000, SD will be granted an additional 1% of the total number of common shares outstanding. The total number of warrants granted to SD will not exceed 5% of the total number of common shares outstanding after closing of the funding. As at August 31, 2008, SD has not raised any funds for the Company.

13. Subsequent Events

(a)   Effective on September 15, 2008, the Company completed a non-brokered private placement pursuant to which the Company issued from treasury to one subscriber 866,667 shares of common stock at subscription price of $0.15 per share for total proceeds of $130,000.

(b)   Effective on October 3, 2008, the Company completed a non-brokered private placement pursuant to which the Company issued from treasury to four subscribers 2,466,666 shares of common stock at subscription price of $0.15 per share for total proceeds of $370,000.

(c)   Effective on October 15, 2008, the Company completed a non-brokered private placement pursuant to which the Company issued from treasury to one subscriber 5,000,000 shares of common stock at subscription price of $0.20 per share for total proceeds of $1,000,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended August 31, 2008 and 2007 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended August 31, 2008 and 2007. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading "Risk Factors".

Overview of our Business

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

On August 4, 2005, we entered into an Asset Purchase Agreement (the "Megadeposit Agreement") with Megadeposit Explorers Limited ("Megadeposit") to acquire Prospecting Licence Renewal No. 2957/2005 known as "Negero", which covers an area of approximately 207 square kilometers in Tanzania, for an aggregate purchase price of 2,600,000 restricted shares of common stock. On November 10, 2005, we entered into an amendment agreement to the Megadeposit Agreement pursuant to which the number of shares to be issued was increased to 5,200,000 restricted shares of common stock. By the end of our fiscal year ended May 31, 2006, we had completed our due diligence and closed the agreement. Under the Megadeposit Agreement, as amended, Prospecting License Negero was transferred to us and we issued 5,200,000 restricted shares of common stock to Megadeposit. This prospecting license expired on December 21, 2006, and Megadeposit has applied to reacquire the prospecting license covering the same area previously covered by Prospecting License No. 2957/2005. Pursuant to an agreement to transfer mineral rights dated June 20, 2007 between Megadeposit and us, Megadeposit has agreed to transfer the reacquired prospecting license to us for no additional consideration. As at August 31, 2008, the reacquired prospecting license had been applied for and is expected to be transferred to us once granted.

On April 26, 2006, we issued a total of 16,000,000 restricted shares of common stock at a fair value of $5,620,000 upon completion of due diligence related to the KBT Agreement, HG Agreement and Megadeposit Agreement, each as described above.

On April 27, 2006, we entered into a strategic alliance agreement (the "SA Agreement") with Canaco Resources Inc. ("Canaco"), a Canadian public company. Under the terms of the SA Agreement, Canaco paid $350,000 to us and will provide technical management and fund the initial assessment of each of the prospects in Tanzania, and can earn up to a 70% undivided interest in the prospects. In connection with this agreement, the Company is required to issue 200,000 shares. We have determined the fair market value of these shares to be $88,000. As at August 31, 2008, these shares have not been issued.

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

On November 17, 2006, we entered into an Asset Purchase Agreement with Atlas to acquire Prospecting License No. 3920/2006, known as "Shinyanga" or "Magembe", which covers an area of approximately 46 square kilometres in Tanzania. The license was transferred to us on signing the agreement for an aggregate purchase price of $200,000 (paid) and 4,500,000 restricted shares of common stock. We determined the fair market value of the 4,500,000 shares to be $3,172,500. As at May 31, 2007, the Company has issued 1,500,000 shares, and as at August 31, 2008, the remaining 3,000,000 shares that are issuable under the agreement had not been issued.

On November 17, 2006, we entered into an Asset Purchase Agreement with HG to acquire six Prospecting Licenses, which cover an area of approximately 2,389 square kilometers in Tanzania. Prospecting License No.'s 3868/2006, 3671/2005, 3398/2005, 3105/2005, 3211/2005 and 2961/2004 were transferred to us on signing the agreement for an aggregate purchase price of $600,000 (the "Cash Payment") and 4,000,000 restricted shares of common stock (issued) at a fair value of $2,820,000. The Cash Payment is to be made as follows: $150,000 (paid) on signing of the agreement and $150,000 in payments at the end of each 90 day period thereafter until the consideration is paid in full. As at August 31, 2008, $300,000 of the amount payable is included in accrued liabilities.

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

Plan of Operations

Our plan of operations for the next twelve months is to focus on the exploration of our mineral properties in Tanzania. We are also seeking opportunities to acquire other mineral exploration properties that, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities. We anticipate that we will require approximately $2,600,000 for our plan of operations over the next twelve months, as follows:

(a)          $1,500,000 for exploration programs;

(b)          $1,015,000 for management and consulting expenses; and

(c)          $85,000 administration and operating expenses.

At August 31, 2008, we had cash of $58,165 and a working capital deficit of $1,338,520. As set forth in our current report on Form 8-K as filed on August 20, 2008, we completed private placements of shares and units on August 15, 2008, pursuant to which we raised approximately $1,767,500. In addition, we completed a private placements on September 15, 2008, October 3, 2008 and October 15, 2008, pursuant to which we raised approximately $130,000, $370,000 and $1,000,000 respectively. Nonetheless, we believe that we will require additional funds to pursue our plan of operations as set forth above. Accordingly, we will be required to obtain additional financing in order to pay our planned expenses during the next 12 months. We are continuing to seek to raise funds through private placement offerings of our shares of common stock. However, there can be no assurance that we will complete any such private placement offerings or that the funds raised will be sufficient for us to pay our expenses for and beyond the next twelve months.

During the twelve month period following the date of this report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations for and beyond the next twelve months. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration program going forward. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

We have entered into a SA Agreement with Canaco in respect of our mineral claims as described above. In addition, we entered into a joint venture agreement with Mr. Maita with respect to certain mineral claims. We may consider entering into additional joint venture arrangements to provide the required funding to develop the mineral claims. We have not undertaken any efforts to locate other joint venture partners for the mineral claims. Even if we determined to pursue another joint venture partner, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund the exploration of our mineral claims. If we entered into another joint venture arrangement, we would likely have to assign a significant percentage of our interest in our mineral claims to the joint venture partner.

Results of Operations

The following table sets out our loss for the periods indicated:
	Accumulated from January 5, 2004 (Date of Inception) to August 31, 2008 $	For the Three Months Ended August 31, 2008 $	For the Three Months Ended August 31, 2007 $
Revenue	-	-	-

Expenses
General and administrative	5,975,392	387,469	251,014
Impairment of mineral property costs	17,499,571	-	-
Mineral property costs	1,457,761	1,187,466	7,953
Rent	31,198	2,807	2,166

Total Expenses	24,963,922	1,577,742	261,133

Net Loss Before Other Expense	(24,963,922)	(1,577,742)	(261,133)
Other Expense
Mineral property option payments	156,017	-	100,000
Loss on sale of investment securities	(57,071)	-	-

Net Loss	(24,864,976)	(1,577,742)	(161,133)

Revenues

We have had no operating revenues since our inception on January 5, 2004 to August 31, 2008. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Our general and administrative expenses in the three months ended August 31, 2008 increased to $387,469 from $251,014 in the three months ended August 31, 2007, primarily as a result of an increase in our operations.

Mineral Property Costs

In the three months ended August 31, 2008, we incurred mineral property costs of $1,187,466, compared to mineral property costs of $7,953 in the three months ended August 31, 2007. We expense our mineral property costs as they are incurred.

Rent

In the three months ended August 31, 2008, our rent expenses increased slightly to $2,807 from $2,166 for the three months ended August 31, 2007.

Mineral Property Option Payments

In the three months ended August 31, 2008, we received $nil in mineral property option payments (2007 - $100,000).

Net Loss

As a result of the above, our net loss for the three months ended August 31, 2008 was $1,577,742, as compared to $161,133 in the three months ended August 31, 2007.

Liquidity and Capital Resources

At August 31, 2008, we had cash of $58,165 and a working capital deficit of $1,338,520. During the 12 month period following the date of this quarterly report, we anticipate that we will not generate any revenue. We do not have sufficient funds to pursue our plan of operations as set forth above. Accordingly, we will be required to obtain additional financing in order to pay our planned expenses during the next 12 months. As set forth above under "Plan of Operations" and in our current report on Form 8-K as filed on August 20, 2008, we completed private placements of shares and units on August 15, 2008, pursuant to which we raised approximately $1,767,500. In addition, we completed a private placements on September 15, 2008, October 3, 2008 and October 15, 2008, pursuant to which we raised approximately $130,000, $370,000 and $1,000,000 respectively. Nonetheless, we believe that we will require additional funds to pursue our plan of operations as set forth above. Accordingly, we will be required to obtain additional financing in order to pay our planned expenses during the next 12 months. We are continuing to seek to raise funds through private placement offerings of our shares of common stock. However, there can be no assurance that we will complete any such private placement offerings or that the funds raised will be sufficient for us to pay our expenses for and beyond the next twelve months.

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

Net Cash Used in Operating Activities

Net cash used in operating activities in the three months ended August 31, 2008 was $1,494,144, compared to $70,700 in the three months ended August 31, 2007, primarily as a result of our increased mineral property costs as indicated above. We anticipate that cash used in operating activities will increase in 2008 as we pursue our plan of operations.

Cash Used in Investing Activities

In the three months ended August 31, 2008, we used net cash of $3,801 in investing activities, compared to $1,553 net cash used in investing activities in the three months ended August 31, 2007.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock. In the three months ended August 31, 2008, we raised net proceeds of $1,502,000, compared to $75,000 in the three months ended August 31, 2007, in each case primarily from the sale of our common stock.

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

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles and are expressed in U.S. dollars. For a summary of significant accounting policies, please see Note 2 to our financial statements for our quarter ended August 31, 2008, which are included in this quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of August 31, 2008, we carried out an evaluation, under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer, and our Chief Financial Officer concluded that, as of August 31, 2008, our disclosure controls and procedures were not effective in light of the material weaknesses described below.

Based on its assessment, management concluded that we did not maintain effective internal control over financial reporting as of August 31, 2008 due to certain material weaknesses, in particular:

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

We are in the process of reviewing and strengthening our internal control procedures and intend to pursue actions to ensure all aspects of our controls related to all our equity transactions. Such actions include but are not necessarily limited to the following:

(a) we utilize an outside consulting firm to help review all equity transactions and assist in the implementation of appropriate review and supervision controls to ensure the proper and timely recording of equity transactions; and

(b) we perform extensive internal review and approval of all equity transactions and ensure proper supporting documentation is maintained.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended August 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 1A. Risk Factors

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this quarterly report in evaluating our Company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below may not be all of the risks facing our Company. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations. You could lose all or part of your investment due to any of these risks.

We are a recently organized business with a limited operating history.

We were incorporated in January 2004 and have a limited operating history which makes it difficult to evaluate the investment merits of our Company. As of August 31, 2008, we had incurred an accumulated net loss since inception of $24,864,976. There can be no assurance that we will be profitable in the future.

We could be required to rescind an offering of our shares.

On January 23, 2006, the Pennsylvania Securities Commission ("PSC") issued an inquiry letter to the Company. The inquiry alleged that we offered and sold securities to investors without being in compliance with Regulation D and without registration. The PSC notified us that an acceptable course of action was for us to offer the Pennsylvania state residents an opportunity to rescind their investment with us. While the Pennsylvania state residents have rejected our offer to repurchase their shares, we do not plan to make the same offer to our other US investors, residents of California, or our British Columbia resident investors. The offering consisted of a total of 38 investors, 35 of which are residents of British Columbia and the total amount of money paid to us to acquire common stock during this offering was $397,000. If the investors invoked their rescission right or if any securities commission requires us to offer a right of rescission to the rest of the investors, we may have to refund up to $388,600.

We may not be able to continue as a going concern if we do not obtain additional financing.

Our independent accountants' audit report for our fiscal year ended May 31, 2008 states that there is substantial doubt about our ability to continue as a going concern. We have incurred only losses since our inception raising substantial doubt about our ability to continue as a going concern. Therefore, our ability to continue as a going concern is highly dependent upon obtaining additional financing for our planned operations. There can be no assurance that we will be able to raise any additional funds, in the amounts required or on terms favorable to us.

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

We have not been profitable since our inception. For the three months ended August 31, 2008, we had a net loss of $1,577,742. Since our inception on January 5, 2004 to August 31, 2008, we had an accumulated net loss of $24,864,976. We have not generated revenues from operations and do not expect to generate revenues from operations until one or more of our properties is placed in production. There is a risk that none of our properties will be placed in production, and that our operations will not be profitable in the future and you could lose your entire investment.

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

Our exploration activities are subject to various local laws and regulations.

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

At August 31, 2008, we had cash of $58,165 and a working capital deficit of $1,338,520. We will continue to incur exploration costs to fund our plan of operations and intend to fund our plan of operations from working capital and equity subscriptions. Ultimately, our ability to continue our exploration activities depends in part on our ability to commence operations and generate revenues or to obtain financing through joint ventures, debt financing, equity financing, production sharing agreements or some combination of these or other means. There can be no assurance that we will be able to obtain any such financing.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

August 15, 2008 Private Placement

Effective on August 15, 2008, we completed a non-brokered private placement pursuant to which we issued from treasury to a total of 15 subscribers an aggregate of:

(a) 6,666,680 of our common shares (each a "Share"), at a subscription price of $0.15 per Share; and

(b) the following units (each a "Unit"):

(i) 1,000,000 Units, at a subscription price of $0.10 per Unit, with each such Unit being comprised of one common share of common stock (each a "Unit Share") and one-half of one common stock share purchase warrant (each a "Unit Warrant"), and with each such whole Unit Warrant being exercisable for one additional common share (each a "Warrant Share") at an exercise price of $0.25 per Warrant Share for a period of one year from closing;

(ii) 2,000,000 Units, at a subscription price of $0.15 per Unit, with each such Unit being comprised of one Unit Share and one-half of one Unit Warrant, and with each such whole Unit Warrant being exercisable for one Warrant Share at an exercise price of $0.30 per Warrant Share for a period of one year from closing;

(iii) 1,462,500 Units, at a subscription price of $0.20 per Unit, with each such Unit being comprised of one Unit Share and one-half of one Unit Warrant, and with each such whole Unit Warrant being exercisable for one Warrant Share at an exercise price of $0.40 per Warrant Share for a period of one year from closing; and

(iv) 187,500 Units, at a subscription price of $0.40 per Unit, with each such Unit being comprised of one Unit Share and one-half of one Unit Warrant, and with each such whole Unit Warrant being exercisable for one Warrant Share at an exercise price of $0.50 per Warrant Share for a period of one year from closing.

We relied on exemptions from registration under the United States Securities Act of 1933, as amended, provided by Regulation D (with respect to five of the subscribers) and Regulation S (with respect to the remaining ten subscribers), based on representations and warranties provided by the purchasers of the Units in their respective subscription agreements entered into between each purchaser and our Company.

September 15, 2008 Private Placement

Effective on September 15, 2008, we completed a non-brokered private placement pursuant to which we issued from treasury to one subscriber 866,667 shares of our common stock at subscription price of $0.15 per share. We relied on an exemption from registration under the United States Securities Act of 1933, as amended, provided by Regulation S, based on representations and warranties provided by the purchaser in his subscription agreement entered into between the purchaser and our Company.

October 3, 2008 Private Placement

Effective on October 3, 2008, we completed a non-brokered private placement pursuant to which we issued from treasury to four subscribers 2,466,666 shares of our common stock at subscription price of $0.15 per share. We relied on an exemption from registration under the United States Securities Act of 1933, as amended, provided by Regulation S, based on representations and warranties provided by each of the purchasers in their respective subscription agreements entered into between each purchaser and our Company.

October 15, 2008 Private Placement

Effective on October 15, 2008, we completed a non-brokered private placement pursuant to which we issued from treasury to one subscriber 5,000,000 shares of our common stock at subscription price of $0.20 per share. We relied on an exemption from registration under the United States Securities Act of 1933, as amended, provided by Regulation S, based on representations and warranties provided by the purchaser in his subscription agreement entered into between the purchaser and our Company.

The net proceeds of these offerings will be used to advance our various resource acquisition, exploration and development activities in Tanzania and for general working capital and corporate purposes.

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

(8) Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended August 31, 2007.

(9) Incorporated by reference to Current Report on Form 8-K filed on August 6, 2008.

(10) Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2007.

(11) Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUGLAS LAKE MINERALS INC.

By:        "Harpreet S. Sangha"
              Harpreet S. Sangha
              President, Chief Executive Officer, Secretary,
              Treasurer and a director
              Date: October 20, 2008

By:        "Sylvia Tang"
              Sylvia Tang
              Chief Financial Officer
              Date: October 20, 2008