Form 10-Q
period 2008-11-30
Douglas Lake Minerals Inc.
filed 2009-01-20
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
              Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 63,270,878 shares of common stock as of January 19, 2009.

DOUGLAS LAKE MINERALS INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
November 30, 2008

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

PART I - FINANCIAL INFORMATION

Item 1.               Financial Statements

The following unaudited interim financial statements of Douglas Lake Minerals Inc.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)
	November 30, 2008 $	May 31, 2008 $
	(unaudited)

ASSETS

Current Assets

Cash	226,008	53,610
Prepaid expenses (Note 3)	74,958	163,292

Total Current Assets	300,966	216,902

Property and Equipment (Note 4)	66,877	1,165

Total Assets	367,843	218,067

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	229,740	369,081
Accrued liabilities (Note 7)	266,670	535,781
Loan payable (Note 8)	-	20,000
Due to related parties (Note 5)	457,656	551,858

Total Liabilities	954,066	1,476,720

Commitments and Contingencies (Notes 1, 6 and 12)

Stockholders' Deficit

Common Stock Authorized: 500,000,000 shares, $0.001 par value Issued and outstanding: 61,950,878 shares (May 31, 2008 - 41,385,865 shares)	61,951	41,386

Additional Paid-in Capital	23,896,358	19,380,195

Common Stock Subscribed (Notes 6 and 12(a))	2,253,000	2,498,000

Donated Capital	109,000	109,000

Deficit Accumulated During the Exploration Stage	(26,906,532)	(23,287,234)

Total Stockholders' Deficit	(586,223)	(1,258,653)

Total Liabilities and Stockholders' Deficit	367,843	218,067

(The accompanying notes are an integral part of these consolidated financial statements)

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from January 5, 2004 (Date of Inception) to	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	November 30,	November 30,	November 30,	November 30,	November 30,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses

General and administrative	7,794,230	1,818,838	176,694	2,206,307	427,708
Impairment of mineral property costs	17,499,571	-	-	-	-
Mineral property costs	1,673,909	216,148	-	1,403,614	7,953
Rent	37,768	6,570	2,868	9,377	5,034

Total Expenses	27,005,478	2,041,556	179,562	3,619,298	440,695

Net Loss Before Other Expense	(27,005,478)	(2,041,556)	(179,562)	(3,619,298)	(440,695)

Other Expense

Mineral property option payments	156,017	-	56,017	-	156,017
Loss on sale of investment securities	(57,071)	-	-	-	-

Net Loss	(26,906,532)	(2,041,556)	(123,545)	(3,619,298)	(284,678)

Other Comprehensive Loss

Unrealized loss on investment securities		-	(15,017)	-	(15,017)

Comprehensive Loss		(2,041,556)	(138,562)	(3,619,298)	(299,695)

Net Loss Per Share - Basic and Diluted		(0.04)	-	(0.07)	(0.01)

Weighted Average Shares Outstanding		57,871,000	37,112,000	50,573,000	37,585,000

(The accompanying notes are an integral part of these consolidated financial statements)

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the Six Months Ended November 30, 2008 $	For the Six Months Ended November 30, 2007 $

Operating Activities

Net loss for the period	(3,619,298)	(284,678)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization	3,942	130
Donated services and rent	-	-
Impairment of mineral property costs	-	-
Mineral property option payments	-	(156,017)
Stock-based compensation	1,196,228	-

Changes in operating assets and liabilities:

Prepaid deposit	88,334	(4,454)
Accounts payable and accrued liabilities	(408,452)	89,136
Due to related parties	(94,202)	188,841

Net Cash Used in Operating Activities	(2,833,448)	(167,042)

Investing Activities

Mineral property acquisition costs	-	-
Proceeds from mineral property options	-	82,047
Purchase of property and equipment	(69,654)	(1,553)

Net Cash Used In Investing Activities	(69,654)	80,494

Financing Activities

Proceeds from issuance of common stock	3,122,500	90,000
Repayment of loan payable	(20,000)	-
Share issuance costs	(27,000)	(5,000)

Net Cash Provided By Financing Activities	3,075,500	85,000

Increase in Cash	172,398	(1,548)

Cash - Beginning of Period	53,610	4,509

Cash - End of Period	226,008	2,961

Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at November 30, 2008, the Company has a working capital deficit of $653,100 and has accumulated losses of $26,906,532 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.     Summary of Significant Accounting Policies

a)     Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Beijing Dao Hu Investment Consulting, Ltd., a Chinese company. The Company's fiscal year-end is May 31.

b)     Interim Consolidated Financial Statements

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at November 30, 2008, and the results of its operations and cash flows for the six months ended November 30, 2008 and 2007. The results of operations for the three and six months ended November 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

c)     Use of Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability and useful life of long-lived assets, stock-based compensation, donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
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

e)     Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at November 30, 2008 and 2007, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

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

h)     Property and Equipment

Property and equipment consists of office equipment and automobiles recorded at cost and amortized on a straight-line basis over a three-year period.

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

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
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

l)     Financial Instruments

The fair values of financial instruments including cash, accounts payable, accrued liabilities, loan payable and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada, China and Africa resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

n)     Foreign Currency Translation

The functional and reporting currency of the Company is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation" using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Foreign currency transactions are primarily undertaken in Canadian dollars, Chinese Yuan Renminbi (RMB), and Tanzanian Schilling. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
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

p)     Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for consolidated financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of consolidated financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133".  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.     Summary of Significant Accounting Policies (continued)

p)     Recently Issued Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements Liabilities -an Amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

q)     Reclassifications

Certain reclassifications have been made to the prior period's consolidated financial statements to conform to the current period's presentation.

3.     Prepaid Expenses

The components of prepaid expenses are as follows:

	November 30, 2008 $	May 31, 2008 $

General and administrative	4,962	-
Rent	5,098	903
Travel and exploration expenses	27,141	-
Mineral property option payments	10,000	20,000
Finder's fees	-	40,000
Consulting fees	27,757	102,389

Total prepaid expenses	74,958	163,292

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

4.     Property and Equipment

November 30,

May 31,

2008

2008

Accumulated

Net Book

Net Book

Cost

Amortization

Value

Value

$

$

$

$

Automobiles

54,000

2,250

51,750

-

Office equipment

18,406

3,279

15,127

1,165

72,406

5,529

66,877

1,165

5.     Related Party Transactions

a)     As at November 30, 2008, the Company owed the former President of the Company $47,788 (May 31, 2008 - $47,788) which is non-interest bearing, unsecured and due on demand.

b)     During the six month period ended November 30, 2008, the Company incurred $189,264 (2007 - $43,500) of consulting fees included in general and administrative expenses, and reimbursed $287,697 (2007 - $115,000) of expenses incurred on behalf of the Company, with various directors and officers. As at November 30, 2008, the Company was indebted to the former Chief Financial Officer of the Company for $27,590 (May 31, 2008 - $46,167), the Chief Executive Officer of the Company for $283,778 (May 31, 2008 - $349,657) and two former directors of the Company for $98,500 (May 31, 2008 - $108,246). The amounts due are non-interest bearing, unsecured and due on demand.

6.     Mineral Properties

Tanzania, Africa

a)     On August 4, 2005, the Company entered into an Asset Purchase Agreement (the "KBT Agreement") with KBT Discovery Group Tanzania Ltd. ("KBT") to acquire three Prospecting Licenses, which cover an area of approximately 621 square kilometres in Tanzania, for an aggregate purchase price of $75,000 and 2,800,000 restricted shares of common stock. On November 10, 2005, the Company entered into an Amendment Agreement in which the number of shares to be issued was increased to 5,600,000 restricted shares of common stock. On October 16, 2006, the Company entered into an Amendment Agreement in which the aggregate purchase price was increased to $225,000. By the end of the fiscal year ended May 31, 2006, the Company had completed its due diligence and closed the agreement. At the first closing, Prospecting Licence No. 2810/2004, known as "Tabora", was transferred to the Company's name and the Company issued 5,600,000 restricted shares of common stock to KBT (See (d) below). The Prospecting Licence No. 3117/2005, known as "Morogoro", and Prospecting Licence No. 3118/2005, known as "KM 7", were in the name of Atlas Africa Limited ("Atlas"), a Tanzanian company. KBT had entered into an agreement with Atlas which gave KBT the right to prospect minerals under the Morogoro and KM 7 Prospecting Licenses and an option to enter into a joint venture with Atlas to prospect and mine minerals under the Morogoro and KM 7 Prospecting Licenses. KBT caused Atlas to terminate the joint venture agreements and transferred the Morogoro and KM 7 Prospecting Licenses to the Company's name and the Company paid KBT $75,000. On July 19, 2006, the Company entered into a Letter of Amendment, whereby the Company paid $50,000 directly to Atlas. During the year ended May 31, 2007, the Company paid the $50,000 to Atlas and recognized an impairment loss of $50,000 as there are no proven or probable reserves on any of the Tanzania properties. The prospecting licenses expire three years after their initial issuance.  The Company can apply to reacquire 50% of the area covered by the original prospecting license.  As at November 30, 2008, the Company has applied to reacquire the licenses but intends to let the licenses lapse.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

6.     Mineral Properties (continued)

Tanzania, Africa (continued)

b)     On August 4, 2005, the Company entered into an Asset Purchase Agreement (the "HG Agreement") with Hydro-Geos Consulting Group Tanzania Limited ("HG") to acquire Prospecting License No. 2683/2004 known as "Ashanti South East", which covers an area of approximately 210 square kilometres in Tanzania, for an aggregate purchase price of 2,600,000 restricted shares of common stock. On November 10, 2005, the Company entered into an Amendment Agreement in which the number of shares to be issued was increased to 5,200,000 restricted shares of common stock. By the end of the fiscal year ended May 31, 2006, the Company had completed its due diligence and closed the agreement. At closing, Prospecting License Ashanti South East was transferred to the Company's name and the Company issued 5,200,000 restricted shares of common stock to HG (See (d) below). The prospecting licenses expire three years after their initial issuance.  The prospecting licenses expire three years after their initial issuance.  The Company can apply to reacquire 50% of the area covered by the original prospecting license.  As at November 30, 2008, the Company has applied to reacquire the licenses but intends to let the licenses lapse.

c)     On August 4, 2005, the Company entered into an Asset Purchase Agreement (the "Megadeposit Agreement") with Megadeposit Explorers Limited ("Megadeposit") to acquire Prospecting Licence Renewal No. 2957/2005 known as "Negero", which covers an area of approximately 207 square kilometres in Tanzania, for an aggregate purchase price of 2,600,000 restricted shares of common stock. On November 10, 2005, the Company entered into an Amendment Agreement in which the number of shares to be issued was increased to 5,200,000 restricted shares of common stock. By the end of the fiscal year ended May 31, 2006, the Company had completed its due diligence and closed the agreement. At closing, Prospecting License Green Hills South East was transferred to the Company's name and the Company issued 5,200,000 restricted shares of common stock to Megadeposit (See (d) below).  This Prospecting License expired on December 21, 2006, and Megadeposit will apply for a prospecting license ("Reacquired PLs") covering the same area previously covered by Prospecting Licence No. 2957/2005.  Pursuant to an agreement to transfer mineral rights dated June 20, 2007 between Megadeposit and Douglas Lake, Megadeposit will transfer the Reacquired PLs to the Company for no consideration.  At November 30, 2008, the Reaquired PL's had been applied for and will be transferred to the Company once they are granted.  The Company intends to let the licenses lapse Refer to Note 6(s).

d)     On April 26, 2006, the Company issued a total of 16,000,000 restricted shares of common stock at a fair value of $5,620,000 upon completion of due diligence related to the three agreements described in (a), (b), and (c) above.

e)     On April 27, 2006, the Company entered into a Strategic Alliance Agreement with Canaco Resources Inc. ("Canaco"), a Canadian public company. Under the terms of the agreement, Canaco paid $350,000 (received during fiscal 2007) to the Company, and will provide technical management and fund the initial assessment of each of the prospects in Tanzania, in order to earn up to a 70% undivided interest in the prospects. The $350,000 payment can be allocated at Canaco's discretion to cash payments owing under subsequent option agreements.  On November 1, 2007, Canaco allocated $75,000 of the payment as the cash consideration owed under the option agreement described in note 7(f)(i).  In connection with this agreement, the Company is required to issue 200,000 restricted shares of common stock. The Company determined the fair value of the 200,000 shares to be $88,000. The 200,000 shares have not been issued as at November 30, 2008, and $88,000 is included in common stock subscribed.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

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

Canaco has failed to make the required payments and has abandoned their option on this property.

g)     On November 17, 2006, the Company entered into an Asset Purchase Agreement with Atlas to acquire Prospecting License No. 3920/2006, which covers an area of approximately 46 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $200,000 (paid) and 4,500,000 restricted shares of common stock. The Company determined the fair value of the shares to be $3,172,500. As at May 31, 2007, the Company issued 1,500,000 shares at the fair value of $1,057,500 and at November 30, 2008, the remaining 3,000,000 shares at the fair value of $2,115,000 is included in common stock subscribed.  Refer to Note 6(q).

h)     On November 17, 2006, the Company entered into an Asset Purchase Agreement with HG to acquire six Prospecting Licenses, which cover an area of approximately 2,388.79 square kilometres in Tanzania. Prospecting License No.'s 3868/2006, 3671/2005, 3398/2005, 3105/2005, 3211/2005, and 2961/2004 were transferred to the Company's name on signing the agreement for an aggregate purchase price of $600,000 ("Cash Payment") and issuance of 4,000,000 restricted shares of common stock (issued) at a fair value of $2,820,000. The Cash Payment is to be made as follows: $150,000 (paid) on signing of the agreement and $150,000 payments at the end of each ninety day period thereafter until the consideration is paid in full. As at November 30, 2008, $250,000 is included in accrued liabilities.

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

k)    On November 21, 2006, the Company entered into an Asset Purchase Agreement with Haperk Traders Limited ("Haperk") to acquire Prospecting License Renewal No. 2987/2005 and Prospecting License No. 3267/2005, which cover an area of approximately 658 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $62,500 (paid) and issuance of 1,000,000 restricted shares of common stock at a fair value of $735,000. This Prospecting License expired on January 17, 2007, and Haperk will apply for a prospecting license ("Reaquired PLs") covering the same area previously covered by Prospecting Licence No. 2987/2005.  Pursuant to an agreement to transfer mineral rights dated June 20, 2007 between Haperk and Douglas Lake, Haperk will transfer the Reacquired PLs to the Company for no consideration. At November 30, 2008, the reacquired PL's had been applied for and will be transferred to the Company once they are granted.  The Company intends to let the licenses lapse. Refer to Note 7(r).

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

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

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

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

t)     On June 27, 2008, the Company entered into a Joint Venture Agreement that grants the Company the right to explore for minerals on properties in Liwale and Nachigwea Districts of Tanzania in consideration for the payment of $1,000,000 paid) upon signing the agreement and $540,000 over five years beginning July 15, 2008. The $540,000 is payable in stages on a quarterly basis of which $80,000 ($40,000 paid) must be paid in the first year, $90,000 in the second year, $100,000 in the third year, $120,000 in the fourth year, and $150,000 in the fifth year.  The holder of the property licenses retains a net smelter royalty return of 3%.  During the six month period ended November 30, 2008, the Company paid $80,000 of finder's fees related to this Agreement.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

7.     Accrued Liabilities

The components of accrued liabilities are as follows:

 November 30,
2008
$

 May 31,
2008
$

Mineral property expenditures

250,000

525,000

Professional fees

16,670

8,443

Investor relations

-

2,338

Travel expenses

-

-

Total accrued liabilities

266,670

535,781

8.     Loan Payable

The balance owing to an unrelated third party is non-interest bearing, unsecured and due on demand.  During the three month period ended November 30, 2008, the amount was repaid.

9.     Common Stock

a)     On August 15, 2008, the Company completed a non-brokered private placement for total proceeds of $1,767,500 comprised of:

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

The Company paid finder's fees of $22,000 pursuant to this private placement during the year ended May 31, 2008.  The Company paid finder's fees of $20,000 pursuant to this private placement during the six month period ended November 30, 2008.

b)     On September 15, 2008, the Company completed a non-brokered private placement pursuant to which the Company issued 866,667 shares of common stock at $0.15 per share for total proceeds of $130,000.

c)     On October 3, 2008, the Company completed a non-brokered private placement pursuant to which the Company issued 2,466,666 shares of common stock at $0.15 per share for proceeds of $370,000.

d)     On October 15, 2008, the Company completed a non-brokered private placement pursuant to which the Company issued 5,000,000 shares of common stock at $0.20 per share for proceeds of $1,000,000.

e)     On October 24, 2008, the Company issued 640,000 shares of common stock upon the cashless exercise of 640,000 stock options.

f)     On October 24, 2008, the Company issued 100,000 shares of common stock upon exercise of stock options for proceeds of $30,000.

g)     On October 20, and November 10, 2008, the Company completed non-brokered private placements pursuant to which the Company issued 25,000 and 150,000 units, respectively, at $0.40 per unit for proceeds of $70,000. Each unit consists of one share of common stock and one share purchase warrant.  Each warrant entitles the holder to acquire an additional share of common stock at an exercise price of $0.50 per share for a period of one year from closing.  The Company paid finder's fees of $7,000 pursuant to these private placements.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

10.   Stock Options

The Company adopted a Stock Option Plan dated April 27, 2007 (the "2007 Stock Option Plan"), under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock.  At November 30, 2008, the Company had no shares of common stock available to be issued under the 2007 Stock Option Plan.

The Company adopted an additional Stock Option Plan dated October 20, 2008 (the "2008 Stock Option Plan"), under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. At November 30, 2008, the Company had 8,300,000 shares of common stock available to be issued under the 2008 Stock Option Plan.

During the six month period ended November 30, 2008, the Company granted stock options to acquire 2,910,000 common shares at a price of $0.30 per share exercisable for 5 years.  During the six month period ended November 30, 2008, the Company recorded stock-based compensation of $1,196,228 as general and administrative expense.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the six month period ended November 30, 2008, was $0.41 per share (2007 - $Nil). The weighted average assumptions used are as follows:

Six Months Ended

 November 30,
2008

 November 30,
2007

Expected dividend yield

0%

-

Risk-free interest rate

2.59%

-

Expected volatility

167%

-

Expected option life (in years)

5.00

-

The total intrinsic value of stock options exercised during the six month period ended November 30, 2008, was $362,800 (2007 - $Nil).

The following table summarizes the continuity of the Company's stock options:

 Number of
Options

 Weighted
Average
Exercise
Price
$

 Weighted
Average
Remaining
Contractual
Term (years)

 Aggregate
Intrinsic
Value
$

Outstanding, May 31, 2008

640,000

0.30

Granted

2,910,000

0.30

Exercised

(740,000)

0.30

Outstanding, November 30, 2008

2,810,000

0.30

4.91

-

Exercisable, November 30, 2008

2,810,000

0.30

4.91

-

At November 30, 2008, the Company had no unvested stock options and no unrecognized compensation costs.

The stock options outstanding are exercisable for cash at $0.30 per share, or on a cashless exercise basis using a prorated formula whereby the number of shares issuable is equal to (a) the average closing price for the five days prior to exercise date ("ACP") in excess of the $0.30 exercise price, divided by (b) the exercise price multiplied by (c) the number of options exercised.   During the six month period ended November 30, 2008, 640,000 cashless stock options were exercised (2007- Nil).

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

11.   Share Purchase Warrants

The following table summarizes the continuity of the Company's share purchase warrants:

 Number of
Warrants

 Weighted Average Exercise Price
$

Balance, May 31, 2008

-

-

Issued

2,500,000

0.34

Balance, August 31, 2008

2,500,000

0.34

12.   Commitments

a)     On January 9, 2006, the Company entered into a consulting agreement for a term of three months for consideration of $75,000 cash (paid in fiscal 2006 by a director of the Company) and 150,000 shares of common stock (100,000 shares transferred to the consultant by related parties during fiscal 2006). As at May 31, 2008, 50,000 shares of common stock are owed to the consultant. As at November 30, 2008, the fair value of $50,000 for these shares owed is included in common stock subscribed.

b)     On June 18, 2007, the Company entered into an agreement to rent office space for $959 (Cdn$954) per month for a period of twelve months. The Company can terminate the agreement with sixty days notice.

c)     On May 13, 2008, the Company entered into employment agreements with employees who will provide geological services in exchange for $5,000 per month in aggregate for a period of one year commencing June 1, 2008.

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

g)     On June 26, 2008, the Company entered into an Agreement with SD Partners, LLC ("SD") for consulting and fundraising services, including a secondary public offering of securities of the Company in the United Kingdom, on an exclusive basis for a period of three years. The Agreement also contemplates a possible transaction between the Company and a Shell company (the "Merged Shell transaction"). As compensation for SD's services, the Company agrees to pay $50,000 for the first two months of the engagement, payable as to $25,000 by June 30, 2008 (paid), and the remaining $25,000 (paid) by July 28, 2008.  The agreement shall automatically be extended for additional 30 days on the same condition and terms with a payment of $25,000 per month due at the beginning of each month. In consideration of structuring the Merged Shell transaction, SD will receive warrants to acquire 5% of the shares of the Company exercisable for five years at $0.01 per share. In consideration for additional financings resulting from SD's services, the Company will pay a cash fee of 5% of the gross proceeds. If any warrants from any such financings are exercised, SD will be entitled to 5% of the gross warrant proceeds. In consideration of an acquisition by or of the Company, SD will be entitled to a fee of 10% of the value of the transaction, of which 5% is payable in cash and 5% is payable in common shares of the Company. If this agreement is terminated by the Company, and the Company receives any funding in the United Kingdom within twenty four months of termination, the Company must pay a breakup fee to SD of the greater of $200,000 or 5% of such funding.  As at November 30, 2008, SD is no longer providing consulting or fundraising services and has not raised any funds for the Company.

h)     On July 28, 2008, the Company entered into an Agreement with SD for fundraising services, in relation to a private placement of up to $2,100,000. The Company will pay a cash fee of 7% of the first $1,500,000 gross proceeds, 13% of the next $600,000 gross proceeds, and 10% of any amount above $2,100,000 gross proceeds.  If warrants are issued with the financing, SD will be entitled to 5% of the gross proceeds from the exercise of any such warrants. The Company also agrees to issue warrants exercisable for five years at $0.01 per share to SD to acquire 3% of the total number of common shares outstanding. Should SD raise an additional $2,000,000, SD will be granted an additional 1% of the total number of common shares outstanding. The total number of warrants granted to SD will not exceed 5% of the total number of common shares outstanding after closing of the funding. As at November 30, 2008, SD is no longer providing consulting or fundraising services and has not raised any funds for the Company.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

12.   Commitments (continued)

i)     On August 5, 2008, the Company entered into a new lease agreement with a company to provide office space to the Company for a two-year term. Under the lease agreement, the Company is obligated to the following payments:

Fiscal Period

Annual Payment

2009

$19,749 (RMB 135,000)

2010

$26,332 (RMB 180,000)

During the six month period ended November 30, 2008, the Company incurred rent expense of $8,763 (RMB 60,000).

j)     On September 24, 2009, the Company agreed to pay the CEO $10,000 per month for three years.

13.    Subsequent Event

a)     On December 15, 2008, the Company issued 70,000 shares of common stock upon exercise of stock options for proceeds of $21,000.

b)     On December 17, 2008, the Company issued 750,000 shares of common stock upon the cashless exercise of 750,000 stock options.

c)     On December 22, 2008, the Company completed non-brokered private placements pursuant to which the Company issued 500,000 units at $0.30 per unit for proceeds of $150,000. Each unit consists of one share of common stock and one share purchase warrant.  Each warrant entitles the holder to acquire an additional share of common stock at an exercise price of $0.50 per share for a period of one year from closing.

d)     Subsequent to November 30, 2008, the Company's shareholders approved an increase in the Company's authorized share capital from 100,000,000 shares of common stock to 500,000,000 shares of common stock with no change to the par value of $0.001 per share.  The Company has filed a Certificate of Amendment with the Nevada Secretary of State such that this change will take effect on January 21, 2009.

Item 2.               Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the six months ended November 30, 2008 and 2007 should be read in conjunction with our unaudited interim financial statements and related notes for the six months ended November 30, 2008 and 2007.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements.

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

Our Mineral Claims

On August 4, 2005, we entered into an Asset Purchase Agreement (the "KBT Agreement") with KBT Discovery Group Tanzania Ltd. ("KBT") to acquire three prospecting licenses, which cover an area of approximately 621 square kilometers in Tanzania, for an aggregate purchase price of $75,000 and 2,800,000 restricted shares of common stock. On November 10, 2005, we entered into an amendment agreement to the KBT Agreement pursuant to which the number of shares to be issued was increased to 5,600,000 restricted shares of common stock. On October 16, 2006, we entered into an Amendment Agreement in which the aggregate purchase price was increased to $225,000. By the end of the fiscal year ended May 31, 2006, we had completed due diligence and closed the agreement. At the first closing, Prospecting Licence No. 2810/2004, known as "Tabora", was transferred to us and we issued 5,600,000 restricted shares of common stock to KBT. Prospecting Licence No. 3117/2005, known as "Morogoro", and Prospecting Licence No. 3118/2005, known as "KM 7", were in the name of Atlas Africa Limited ("Atlas"), a Tanzanian company. KBT had entered into an agreement with Atlas which gave KBT the right to prospect minerals under the Morogoro and KM 7 Prospecting Licenses and an option to enter into a joint venture with Atlas to prospect and mine minerals under the Morogoro and KM 7 Prospecting Licenses. KBT caused Atlas to terminate this joint venture agreement and transferred the Morogoro and KM 7 Prospecting Licenses to us and we paid KBT $75,000. On July 19, 2006, we entered into a Letter of Amendment, pursuant to which we agreed to pay $50,000 directly to Atlas. During the year ended May 31, 2007, we paid the $50,000 to Atlas and recognized an impairment loss of $50,000 as there are no proven or probable reserves on any of the Tanzania properties. The prospecting licenses expire three years after the initial issuance. We can apply to reacquire 50% of the area covered by the original prospecting licenses. We have applied to reacquire the licenses but intend to let the licenses lapse.

On August 4, 2005, we entered into an Asset Purchase Agreement (the "HG Agreement") with Hydro-Geos Consulting Group Tanzania Limited ("HG") to acquire Prospecting License No. 2683/2004 known as "Ashanti South East", which covers an area of approximately 210 square kilometers in Tanzania, for an aggregate purchase price of 2,600,000 restricted shares of common stock. On November 10, 2005, we entered into an amendment agreement to the HG Agreement pursuant to which the number of shares to be issued was increased to 5,200,000 restricted shares of common stock. By the end of our fiscal year ended May 31, 2007, we had completed our due diligence and closed the agreement. Pursuant to the terms of the HG Agreement, as amended, the Ashanti South East Prospecting License was transferred to us and we issued 5,200,000 restricted shares of common stock to HG. The prospecting licenses expire three years after their initial issuance. We can apply to reacquire 50% of the area covered by the original prospecting license. We have applied to reacquire the licenses but intend to let the licenses lapse.

On August 4, 2005, we entered into an Asset Purchase Agreement (the "Megadeposit Agreement") with Megadeposit Explorers Limited ("Megadeposit") to acquire Prospecting Licence Renewal No. 2957/2005 known as "Negero", which covers an area of approximately 207 square kilometers in Tanzania, for an aggregate purchase price of 2,600,000 restricted shares of common stock. On November 10, 2005, we entered into an amendment agreement to the Megadeposit Agreement pursuant to which the number of shares to be issued was increased to 5,200,000 restricted shares of common stock. By the end of our fiscal year ended May 31, 2006, we had completed our due diligence and closed the agreement. Under the Megadeposit Agreement, as amended, Prospecting License Negero was transferred to us and we issued 5,200,000 restricted shares of common stock to Megadeposit. This prospecting license expired on December 21, 2006, and Megadeposit has applied to reacquire the prospecting license covering the same area previously covered by Prospecting License No. 2957/2005. Pursuant to an agreement to transfer mineral rights dated June 20, 2007 between Megadeposit and us, Megadeposit has agreed to transfer the reacquired prospecting license to us for no additional consideration. As at November 30, 2008, the reacquired prospecting license had been applied for and is expected to be transferred to us once granted.  We intend to let the licenses lapse.

On April 26, 2006, we issued a total of 16,000,000 restricted shares of common stock at a fair value of $5,620,000 upon completion of due diligence related to the KBT Agreement, HG Agreement and Megadeposit Agreement, each as described above.

On April 27, 2006, we entered into a strategic alliance agreement (the "SA Agreement") with Canaco Resources Inc. ("Canaco"), a Canadian public company. Under the terms of the SA Agreement, Canaco paid $350,000 to us and will provide technical management and fund the initial assessment of each of the prospects in Tanzania, and can earn up to a 70% undivided interest in the prospects. In connection with this agreement, the Company is required to issue 200,000 shares. We have determined the fair market value of these shares to be $88,000. As at November 30, 2008, these shares have not been issued.

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

Canaco has failed to make their required payments and has abandoned their option on this property.

On November 17, 2006, we entered into an Asset Purchase Agreement with Atlas to acquire Prospecting License No. 3920/2006, known as "Shinyanga" or "Magembe", which covers an area of approximately 46 square kilometres in Tanzania. The license was transferred to us on signing the agreement for an aggregate purchase price of $200,000 (paid) and 4,500,000 restricted shares of common stock. We determined the fair market value of the 4,500,000 shares to be $3,172,500. As at May 31, 2007, the Company has issued 1,500,000 shares, and as at November 30, 2008, the remaining 3,000,000 shares that are issuable under the agreement had not been issued.

On November 17, 2006, we entered into an Asset Purchase Agreement with HG to acquire six Prospecting Licenses, which cover an area of approximately 2,389 square kilometers in Tanzania. Prospecting License No.'s 3868/2006, 3671/2005, 3398/2005, 3105/2005, 3211/2005 and 2961/2004 were transferred to us on signing the agreement for an aggregate purchase price of $600,000 (the "Cash Payment") and 4,000,000 restricted shares of common stock (issued) at a fair value of $2,820,000. The Cash Payment is to be made as follows: $150,000 (paid) on signing of the agreement and $150,000 in payments at the end of each 90 day period thereafter until the consideration is paid in full. As at November 30, 2008, $250,000 of the amount payable is included in accrued liabilities.

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

On November 20, 2006, we entered into an Asset Purchase Agreement with Sumayi Investment International Limited ("Sumayi") to acquire 75% ownership of four Gemstone Licenses, which cover an area of approximately 3.88 square kilometres in Tanzania. Gemstone Mining License No.'s 201/2005, 198/2005, 199/2005 and 202/2005 were transferred to the Company's name on signing the agreement for an aggregate purchase price of $100,000 payable one year from signing.  During the year ended May 31, 2008, the Company terminated the agreement and returned the Mining Licenses.

On November 21, 2006, we entered into an Asset Purchase Agreement with Haperk Traders Limited to acquire Prospecting License Renewal No. 2987/2005 and Prospecting License No. 3267/2005, which cover an area of approximately 658 square kilometres in Tanzania. The licenses were transferred to us on signing the agreement for an aggregate purchase price of $62,500 (paid) and 1,000,000 restricted shares of common stock at a fair value of $735,000, which have been issued. These prospecting licenses expired on January 17, 20007, and Haperk has applied to a prospecting license covering the same area. Pursuant to an agreement to transfer mineral rights dated June 20, 2007 between Haperk and us, Haperk has agreed to transfer the reacquired prospect licenses to us for no additional consideration.  We intend to let the license lapse.

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

If we fail to require the Prospecting Licenses by March 31, 2008, we will not receive the additional cash payments.  We failed to reacquire Prospecting License 2987/2005.  Pursuant to the agreement, the $100,000 option payment received was applied to the Magembe property.

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

If we fail to reacquire the Prospecting License by March 31, 2008 we will be deemed to have waived Canaco's obligation to pay us $100,000 pursuant to the option agreement relating to the Magembe property that we entered into on March 2, 2007.  We failed to reacquire Prospecting License 2987/2005.  Pursuant to the agreement the option payment we received was applied against the option payment for the Magembe Property.

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

If we fail to reacquire the Prospecting License by March 31, 2008 we will be deemed to have waived Canaco's obligation to pay us $100,000 pursuant to the option agreement relating to the Magembe property that we entered into on March 2, 2007.

On June 27, 2008 but Effective on August 4, 2008 when ratified by our Board of Directors, we entered into a Joint Venture Agreement with Mkuvia Maita ("Mr. Maita"), the registered holder of certain prospecting licenses (the "Prospecting Licenses") over certain areas located in the Liwale and Nachigwea Districts of Tanzania. Pursuant to this agreement, we have the right to enter, sample, drill and otherwise explore for minerals on the property underlying the Prospecting Licenses as granted by the Government of Tanzania under the Mining Act of 1998 and any other rights covered by the Prospecting Licenses, subject to a perpetual net smelter royalty return of 3% payable to Mr. Maita. In consideration, we are required to pay Mr. Maita US$1,000,000 upon signing of the Agreement and to make further payments of $540,000 over five years, on a quarterly basis beginning as of July 15, 2008, in the following amounts per year:

  Year one:              $80,000 ($40,000 paid);

  Year two:              $90,000;

  Year three:            $100,000;

  Year four:             $120,000

  Year five:              $150,000.

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

Subsidiaries

During the quarter ended November 30, 2008, we formed a wholly-owned subsidiary, Beijing Dao Hu Investment Consulting, Ltd., a Chinese company, primarily to facilitate and pay the direct costs associated with due diligence being conducted by the Company's current Chinese investors and potential project joint venture partners.

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

At November 30, 2008, we had cash of $226,008 and a working capital deficit of $653,100.  We will require additional funds to pursue our plan of operations as set forth above. Accordingly, we will be required to obtain additional financing in order to pay our planned expenses during the next 12 months.  We are continuing to seek to raise funds through private placement offerings of our shares of common stock. However, there can be no assurance that we will complete any such private placement offerings or that the funds raised will be sufficient for us to pay our expenses for and beyond the next twelve months.

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

 For the
Three Months Ended

 For the
Three Months Ended

 For the
Six Months Ended

 For the
Six Months Ended

November 30,

November 30,

November 30,

November 30,

November 30,

2008

2008

2007

2008

2007

$

$

$

$

$

Revenue

-

-

-

-

-

Expenses

General and administrative

7,794,230

1,818,838

176,694

2,206,307

427,708

Impairment of mineral property costs

17,499,571

-

-

-

-

Mineral property costs

1,673,909

216,148

-

1,403,614

7,953

Rent

37,768

6,570

2,868

9,377

5,034

Total Expenses

27,005,478

2,041,556

179,562

3,619,298

440,695

Net Loss Before Other Expense

(27,005,478)

(2,041,556)

(179,562)

(3,619,298)

(440,695)

Other Expense

Mineral property option payments

156,017

-

56,017

-

156,017

Loss on sale of investment securities

(57,071)

-

-

-

-

Net Loss

(26,906,532)

(2,041,556)

(123,545)

(3,619,298)

(284,678)

Revenues

We have had no operating revenues since our inception on January 5, 2004 to November 30, 2008. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Our general and administrative expenses in the six months ended November 30, 2008 increased to $2,206,307 from $427,708 in the six months ended November 30, 2007, primarily as a result of an increase in our operations.

Mineral Property Costs

In the six months ended November 30, 2008, we incurred mineral property costs of $1,403,614, compared to mineral property costs of $7,953 in the six months ended November 30, 2007.  We expense our mineral property costs as they are incurred.

Rent

In the six months ended November 30, 2008, our rent expenses increased to $9,377 from $5,034 for the six months ended November 30, 2007.

Mineral Property Option Payments

In the six months ended November 30, 2008, we received $nil in mineral property option payments (2007 - $156,017).

Net Loss

As a result of the above, our net loss for the six months ended November 30, 2008 was $3,619,298, as compared to $284,678 in the six months ended November 30, 2007.

Liquidity and Capital Resources

At November 30, 2008, we had cash of $226,008 and a working capital deficit of $653,100.  We will require additional funds to pursue our plan of operations as set forth above. Accordingly, we will be required to obtain additional financing in order to pay our planned expenses during the next 12 months.  We are continuing to seek to raise funds through private placement offerings of our shares of common stock. However, there can be no assurance that we will complete any such private placement offerings or that the funds raised will be sufficient for us to pay our expenses for and beyond the next twelve months.

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

Net Cash Used in Operating Activities

Net cash used in operating activities in the six months ended November 30, 2008 was $2,833,448, compared to $167,042 in the six months ended November 30, 2007, primarily as a result of our increased mineral property costs and general and administrative expenses as indicated above. We anticipate that cash used in operating activities will increase in 2009 as we pursue our plan of operations.

Cash Used in Investing Activities

In the six months ended November 30, 2008, we used net cash of $69,654 in investing activities, compared to $80,494 net cash proceeds received in investing activities in the six months ended November 30, 2007.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock. In the six months ended November 30, 2008, we raised net proceeds of $3,075,500, compared to $85,000 in the six months ended November 30, 2007, in each case primarily from the sale of our common stock.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to stock-based compensation expense, impairment of long-lived assets and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe the following are either (i) critical accounting policies that require us to make significant estimates or assumptions in the preparation of our consolidated financial statements or (ii) other key accounting policies that generally do not require us to make estimates or assumptions but may require us to make difficult or subjective judgments:

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

Item 3.               Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.               Controls and Procedures

Disclosure Controls and Procedures

As of November 30, 2008, we carried out an evaluation, under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer, and our Chief Financial Officer concluded that, as of November 30, 2008, our disclosure controls and procedures were not effective in light of the material weaknesses described below.

Based on its assessment, management concluded that we did not maintain effective internal control over financial reporting as of November 30, 2008 due to certain material weaknesses, in particular:

  inadequate controls over equity transactions;

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the six months ended November 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.               Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 1A.             Risk Factors

Not required because we are a smaller reporting company.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

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

October 15, 2008 Private Placement

Effective on October 15, 2008, we completed a non-brokered private placement pursuant to which we issued from treasury to one subscriber 5,000,000 shares of our common stock at subscription price of $0.25 per share.  We relied on an exemption from registration under the United States Securities Act of 1933, as amended, provided by Regulation S, based on representations and warranties provided by the purchaser in his subscription agreement entered into between the purchaser and our Company.

October 20, 2008 Private Placement

Effective on October 20, 2008, we completed a non-brokered private placement pursuant to which we issued from treasury to one subscriber 25,000 units at a subscription price of $0.40 per unit.  Each unit consists of one share of our common stock and one non-transferable common stock share purchase warrant, exercisable for one additional share of the Company at an exercise price of $0.50 per share until October 22, 2009.  We relied on an exemption from registration under the United States Securities Act of 1933, as amended, provided by Rule 506 of Regulation D, based on representations and warranties provided by the purchaser in its subscription agreement entered into between the purchaser and our Company.

November 10, 2008 Private Placement

Effective on November 10, 2008, we completed a non-brokered private placement pursuant to which we issued from treasury to one subscriber 150,000 units at a subscription price of $0.40 per unit.  Each unit consists of one share of our common stock and one non-transferable common stock share purchase warrant, exercisable for one additional share of the Company at an exercise price of $0.50 per share until November 10, 2009.  We relied on an exemption from registration under the United States Securities Act of 1933, as amended, provided by Regulation S, based on representations and warranties provided by the purchaser in its subscription agreement entered into between the purchaser and our Company.

December 22, 2008 Private Placement

Effective on December 22, 2008, we completed a non-brokered private placement pursuant to which we issued from treasury to one subscriber 500,000 units at a subscription price of $0.30 per unit.  Each unit consists of one share of our common stock and one non-transferable common stock share purchase warrant, exercisable for one additional share of the Company at an exercise price of $0.50 per share until December 22, 2009.  We relied on an exemption from registration under the United States Securities Act of 1933, as amended, provided by Regulation S, based on representations and warranties provided by the purchaser in its subscription agreement entered into between the purchaser and our Company.

The net proceeds of these offerings will be used to advance our various resource acquisition, exploration and development activities in Tanzania and for general working capital and corporate purposes.

Item 3.               Defaults Upon Senior Securities

None.

Item 4.               Submission of Matters to a Vote of Securities Holders

Subsequent to the period ending November 30, 2008 we held a special meeting of shareholders on December 23, 2008.  This meeting was adjourned in order to solicit additional proxies to approve the increase in our authorized share capital.  The meeting was reconvened on January 12, 2009 and the proposal to increase our authorized capital from 100,000,000 shares of common stock to 500,000,000 shares of common stock with the same par value of $0.001 per share was passed by a total of 52.14% of the shareholders of record as of November 13, 2008.  The votes cast in favor of the proposal to increase our authorized capital were as follows:

For - 32,225,401

Against - 1,944,397

Abstain - 21,900

We have filed a Certificate of Amendment with the Nevada Secretary of State such that this increase in our authorized share capital will take effect on January 21, 2009.

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

By:        "Harpreet S. Sangha"

              Harpreet S. Sangha

              President, Chief Executive Officer, Secretary,

              Treasurer and a director

              Date: January 20, 2009

By:        "Sylvia Tang"

              Sylvia Tang

              Chief Financial Officer

              Date: January 20, 2009