Form 10-Q
period 2009-02-28
Douglas Lake Minerals Inc.
filed 2009-04-20
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 66,646,282 shares of common stock as of April 17, 2009.

DOUGLAS LAKE MINERALS INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
February 28, 2009

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

PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements

The following unaudited interim financial statements of Douglas Lake Minerals Inc.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	February 28, 2009 $	May 31, 2008 $
	(unaudited)

ASSETS

Current Assets

Cash	193,254	53,610
Prepaid expenses (Note 3)	99,171	163,292

Total Current Assets	292,425	216,902

Property and Equipment (Note 4)	64,488	1,165

Total Assets	356,913	218,067

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	379,009	369,081
Accrued liabilities (Note 7)	357,008	535,781
Loan payable (Note 8)	-	20,000
Due to related parties (Note 5)	555,001	551,858

Total Liabilities	1,291,018	1,476,720

Commitments and Contingencies (Notes 1, 6 and 12)

Stockholders' Deficit

Common Stock Authorized: 500,000,000 shares, $0.001 par value Issued and outstanding: 65,245,878 shares (May 31, 2008 - 41,385,865 shares)	65,246	41,386

Additional Paid-in Capital	24,056,563	19,380,195

Common Stock Subscribed (Notes 6 and 12(a))	2,253,000	2,498,000

Donated Capital	109,000	109,000

Deficit Accumulated During the Exploration Stage	(27,417,914)	(23,287,234)

Total Stockholders' Deficit	(934,105)	(1,258,653)

Total Liabilities and Stockholders' Deficit	356,913	218,067

(The accompanying notes are an integral part of these consolidated financial statements)

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from January 5, 2004 (Date of Inception) to	For the Three Month Period Ended	For the Three Month Period Ended	For the Nine Month Period Ended	For the Nine Month Period Ended
	February 28,	February 28,	February 29,	February 28,	February 29,
	2009	2009	2008	2009	2008
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses

General and administrative	8,174,461	380,231	101,297	2,586,538	529,005
Impairment of mineral property costs	17,499,571	-	-	-	-
Mineral property costs	1,780,732	106,823	34,450	1,510,437	42,403
Rent	62,096	24,328	2,847	33,705	7,881

Total Expenses	27,516,860	511,382	138,594	4,130,680	579,289

Loss Before Other Expense	(27,516,860)	(511,382)	(138,594)	(4,130,680)	(579,289)

Other Income (Expense)

Mineral property option payments	156,017	-	-	-	156,017
Loss on sale of investment securities	(57,071)	-	-	-	-

Net Loss for the Period	(27,417,914)	(511,382)	(138,594)	(4,130,680)	(423,272)

Other Comprehensive Loss

Unrealized loss on investment securities	-	-	1,840	-	(13,177)

Comprehensive Loss	(27,417,914)	(511,382)	(136,754)	(4,130,680)	(436,449)

Net Loss Per Share - Basic and Diluted		(0.01)	-	(0.08)	(0.01)

Weighted Average Shares Outstanding		63,873,000	41,856,000	54,958,000	38,957,000

(The accompanying notes are an integral part of these consolidated financial statements)

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)
	For the Nine Month Period Ended February 28, 2009 $	For the Nine Month Period Ended February 29, 2008 $

Operating Activities

Net loss for the period	(4,130,680)	(423,272)

Adjustments to reconcile net loss to net cash used in operating activities:

Mineral property option payments	-	(156,017)
Stock-based compensation	1,196,228	-
Depreciation	9,977	259

Changes in operating assets and liabilities:

Prepaid deposits	64,121	(4,454)
Accounts payable and accrued liabilities	(168,845)	190,513
Due to related parties	3,143	225,893

Net Cash Used in Operating Activities	(3,026,056)	(167,078)

Investing Activities

Proceeds from mineral property options	-	82,047
Purchase of property and equipment	(73,300)	(1,553)

Net Cash Provided By (Used in) Investing Activities	(73,300)	80,494

Financing Activities

Repayment of loan payable	(20,000)	-
Proceeds from issuance of common stock	3,293,500	90,000
Share issuance costs	(34,500)	(5,000)

Net Cash Provided By Financing Activities	3,239,000	85,000

(Decrease) Increase in Cash	139,644	(1,584)

Cash - Beginning of Period	53,610	4,509

Cash - End of Period	193,254	2,925

Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at February 28, 2009, the Company has a working capital deficit of $998,593 and has accumulated losses of $27,417,914 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at February 28, 2009, and the results of its operations and cash flows for the nine months ended February 28, 2009 and 2008. The results of operations for the three and nine months ended February 28, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

c)     Use of Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability and useful life of long-lived assets, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

e)     Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at February 28, 2009 and 2008, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

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

l)     Financial Instruments

SFAS No. 157 "Fair Value Measurements" requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our financial instruments consist principally of cash, accounts payable, accrued liabilities, amounts due to related parties, and loans payable. Pursuant to SFAS No. 157, the fair value of our cash equivalents is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company's operations are in Canada, China and Africa, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Foreign currency transactions are primarily undertaken in Canadian dollars, Chinese Yuan Renminbi, and Tanzanian Schilling. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

p)     Recently Issued Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities". FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2.       Summary of Significant Accounting Policies (continued)

q)     Reclassifications

Certain reclassifications have been made to the prior period's consolidated financial statements to conform to the current period's presentation.

3.       Prepaid Expenses

The components of prepaid expenses are as follows:

	February 28, 2009 $	May 31, 2008 $

General and administrative	13,305	-
Rent	6,555	903
Travel and exploration expenses	65,311	-
Mineral property option payments	10,000	20,000
Finder's fees	-	40,000
Consulting fees	4,000	102,389

Total prepaid expenses	99,171	163,292

4.       Property and Equipment

			February 28,	May 31,
			2009	2008
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$

Automobiles	54,000	6,750	47,250	-
Office equipment	22,051	4,813	17,238	1,165

	76,051	11,563	64,488	1,165

5.       Related Party Transactions

a)     As at February 28, 2009, the Company owed the former President of the Company $47,788 (May 31, 2008 - $47,788) which is non-interest bearing, unsecured and due on demand.

b)     During the nine month period ended February 28, 2009, the Company incurred $153,685 (2008 - $103,500) of consulting fees included in general and administrative expenses, and reimbursed $278,515 (2008 - $115,000) of expenses incurred on behalf of the Company, with various directors and officers. As at February 28, 2009, the Company was indebted to the former Chief Financial Officer of the Company for $27,573 (May 31, 2008 - $46,167), the Chief Executive Officer of the Company for $381,140 (May 31, 2008 - $349,657) and two former directors of the Company for $98,500 (May 31, 2008 - $108,246). The amounts due are non-interest bearing, unsecured and due on demand.

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

6.       Mineral Properties

Tanzania, Africa

a)     On August 4, 2005, the Company entered into an Asset Purchase Agreement (the "KBT Agreement") with KBT Discovery Group Tanzania Ltd. ("KBT") to acquire three Prospecting Licenses, which cover an area of approximately 621 square kilometres in Tanzania, for an aggregate purchase price of $75,000 and 2,800,000 restricted shares of common stock. On November 10, 2005, the Company entered into an Amendment Agreement in which the number of shares to be issued was increased to 5,600,000 restricted shares of common stock. On October 16, 2006, the Company entered into an Amendment Agreement in which the aggregate purchase price was increased to $225,000. By the end of the fiscal year ended May 31, 2006, the Company had completed its due diligence and closed the agreement. At the first closing, Prospecting Licence No. 2810/2004, known as "Tabora", was transferred to the Company's name and the Company issued 5,600,000 restricted shares of common stock to KBT (See (d) below). The Prospecting Licence No. 3117/2005, known as "Morogoro", and Prospecting Licence No. 3118/2005, known as "KM 7", were in the name of Atlas Africa Limited ("Atlas"), a Tanzanian company. KBT had entered into an agreement with Atlas which gave KBT the right to prospect minerals under the Morogoro and KM 7 Prospecting Licenses and an option to enter into a joint venture with Atlas to prospect and mine minerals under the Morogoro and KM 7 Prospecting Licenses. KBT caused Atlas to terminate the joint venture agreements and transferred the Morogoro and KM 7 Prospecting Licenses to the Company's name and the Company paid KBT $75,000. On July 19, 2006, the Company entered into a Letter of Amendment, whereby the Company paid $50,000 directly to Atlas. During the year ended May 31, 2007, the Company paid the $50,000 to Atlas and recognized an impairment loss of $50,000 as there are no proven or probable reserves on any of the Tanzania properties. The prospecting licenses expire three years after their initial issuance. The Company can apply to reacquire 50% of the area covered by the original prospecting license. As at February 28, 2009, the Company has applied to reacquire the licenses.

b)     On August 4, 2005, the Company entered into an Asset Purchase Agreement (the "HG Agreement") with Hydro-Geos Consulting Group Tanzania Limited ("HG") to acquire Prospecting License No. 2683/2004 known as "Ashanti South East", which covers an area of approximately 210 square kilometres in Tanzania, for an aggregate purchase price of 2,600,000 restricted shares of common stock. On November 10, 2005, the Company entered into an Amendment Agreement in which the number of shares to be issued was increased to 5,200,000 restricted shares of common stock. By the end of the fiscal year ended May 31, 2006, the Company had completed its due diligence and closed the agreement. At closing, Prospecting License Ashanti South East was transferred to the Company's name and the Company issued 5,200,000 restricted shares of common stock to HG (See (d) below). The prospecting licenses expire three years after their initial issuance. The prospecting licenses expire three years after their initial issuance. The Company can apply to reacquire 50% of the area covered by the original prospecting license. As at February 28, 2009, the Company has applied to reacquire the licenses but intends to let the licenses lapse.

c)     On August 4, 2005, the Company entered into an Asset Purchase Agreement (the "Megadeposit Agreement") with Megadeposit Explorers Limited ("Megadeposit") to acquire Prospecting Licence Renewal No. 2957/2005 known as "Negero", which covers an area of approximately 207 square kilometres in Tanzania, for an aggregate purchase price of 2,600,000 restricted shares of common stock. On November 10, 2005, the Company entered into an Amendment Agreement in which the number of shares to be issued was increased to 5,200,000 restricted shares of common stock. By the end of the fiscal year ended May 31, 2006, the Company had completed its due diligence and closed the agreement. At closing, Prospecting License Green Hills South East was transferred to the Company's name and the Company issued 5,200,000 restricted shares of common stock to Megadeposit (See (d) below). This Prospecting License expired on December 21, 2006, and Megadeposit will apply for a prospecting license ("Reaquired PLs") covering the same area previously covered by Prospecting Licence No. 2957/2005. Pursuant to an agreement to transfer mineral rights dated June 20, 2007 between Megadeposit and Douglas Lake, Megadeposit will transfer the Reacquired PLs to the Company for no consideration. At February 28, 2009, the Reaquired PL's had been applied for and will be transferred to the Company once they are granted. The Company intends to let the licenses lapse. Refer to Note 6(s).

d)     On April 26, 2006, the Company issued a total of 16,000,000 restricted shares of common stock at a fair value of $5,620,000 upon completion of due diligence related to the three agreements described in (a), (b), and (c) above.

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

6.       Mineral Properties (continued)

Tanzania, Africa (continued)

e)     On April 27, 2006, the Company entered into a Strategic Alliance Agreement with Canaco Resources Inc. ("Canaco"), a Canadian public company. Under the terms of the agreement, Canaco paid $350,000 (received during fiscal 2007) to the Company, and will provide technical management and fund the initial assessment of each of the prospects in Tanzania, in order to earn up to a 70% undivided interest in the prospects. The $350,000 payment can be allocated at Canaco's discretion to cash payments owing under subsequent option agreements. On November 1, 2007, Canaco allocated $75,000 of the payment as the cash consideration owed under the option agreement described in Note 6(f)(i). In connection with this agreement, the Company is required to issue 200,000 restricted shares of common stock. The Company determined the fair value of the 200,000 shares to be $88,000. The 200,000 shares have not been issued as at February 28, 2009, and $88,000 is included in common stock subscribed.

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

g)     On November 17, 2006, the Company entered into an Asset Purchase Agreement with Atlas to acquire Prospecting License No. 3920/2006, which covers an area of approximately 46 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $200,000 (paid) and 4,500,000 restricted shares of common stock. The Company determined the fair value of the shares to be $3,172,500. As at May 31, 2007, the Company issued 1,500,000 shares at the fair value of $1,057,500 and at February 28, 2009, the remaining 3,000,000 shares at the fair value of $2,115,000 is included in common stock subscribed. Refer to Note 6(q).

h)     On November 17, 2006, the Company entered into an Asset Purchase Agreement with HG to acquire six Prospecting Licenses, which cover an area of approximately 2,388.79 square kilometres in Tanzania. Prospecting License No.'s 3868/2006, 3671/2005, 3398/2005, 3105/2005, 3211/2005, and 2961/2004 were transferred to the Company's name on signing the agreement for an aggregate purchase price of $600,000 ("Cash Payment") and issuance of 4,000,000 restricted shares of common stock (issued) at a fair value of $2,820,000. The Cash Payment is to be made as follows: $150,000 (paid) on signing of the agreement and $150,000 payments at the end of each ninety day period thereafter until the consideration is paid in full. As at February 28, 2009, $250,000 is included in accrued liabilities. The Company intends to let Prospecting License No.'s 3398/2005, 3105/2005, 3211/2005, and 2961/2004 lapse.

i)     On November 19, 2006, the Company entered into an Asset Purchase Agreement with Megadeposit to acquire five Prospecting Licenses, which cover an area of approximately 1,401 square kilometres in Tanzania. Prospecting License Renewal No.'s 3436/2005 and 2874/2004, and Prospecting License No.'s 3107/2005, 3916/2006, and 2956/2004 were transferred to the Company's name on signing the agreement and the Company issued 4,000,000 restricted shares of common stock at a fair value of $2,820,000. The Company intends to let these licenses lapse.

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

k)     On November 21, 2006, the Company entered into an Asset Purchase Agreement with Haperk Traders Limited ("Haperk") to acquire Prospecting License Renewal No. 2987/2005 and Prospecting License No. 3267/2005, which cover an area of approximately 658 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $62,500 (paid) and issuance of 1,000,000 restricted shares of common stock at a fair value of $735,000. This Prospecting License expired on January 17, 2007, and Haperk will apply for a prospecting license ("Reaquired PLs") covering the same area previously covered by Prospecting Licence No. 2987/2005. Pursuant to an agreement to transfer mineral rights dated June 20, 2007 between Haperk and Douglas Lake, Haperk will transfer the Reacquired PLs to the Company for no consideration. At February 28, 2009, the reaquired PL's had been applied for and will be transferred to the Company once they are granted. The Company intends to let Prospecting License No. 3267/2005 lapse. Refer to Note 6(r).

l)     On November 21, 2006, the Company entered into an Asset Purchase Agreement with Sika Holdings Limited ("Sika") to acquire Prospecting License No. 2544/2004 which covers an area of approximately 5 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $60,000 (paid) and issuance of 750,000 restricted shares of common stock (issued) at a fair value of $551,250. The Company intends to let the license lapse.

m)     On November 21, 2006, the Company entered into an Asset Purchase Agreement with KBT to acquire two Prospecting Licenses, which cover an area of approximately 1,119 square kilometres in Tanzania. Prospecting License No.'s 3899/2006, and 3900/2006 were transferred to the Company's name on signing the agreement and the Company issued 200,000 restricted shares of common stock at a fair value of $147,000. The Company intends to let these licenses lapse.

n)     On November 22, 2006, the Company entered into an Asset Purchase Agreement with Robert Nicolas to acquire Prospecting License No. 3907/2006, which covers an area of approximately 34 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $15,000 (paid) and the issuance of 100,000 restricted shares of common stock (issued) at a fair value of $73,000. The Company intends to let the license lapse.

o)     On November 22, 2006, the Company entered into an Asset Purchase Agreement with Atupele A. Mwanjala and Naniel Kerrosi to acquire Prospecting License No. 2797/2004 which covers an area of approximately 28.8 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $20,000 (paid) and issuance of 100,000 restricted shares of common stock (issued) at a fair value of $73,000. The Company intends to let the license lapse.

p)     On November 29, 2006, the Company entered into an Asset Purchase Agreement with Ziko Farms Limited ("Ziko") to acquire four Prospecting Licenses, which cover an area of approximately 284.26 square kilometres in Tanzania. Prospecting License No.'s 2637/2004, 2638/2004, 2639/2004, and 3826/2005 were transferred to the Company's name on signing the agreement for an aggregate purchase price of $90,174 (paid) and 900,000 restricted shares of common stock. The Company determined the fair value of the shares to be $634,500. On June 21, 2007 the Company issued 900,000 shares of common stock pursuant to the asset purchase agreement. The Company intends to let these licenses lapse.

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

If the Company fails to reacquire the Prospecting Licenses by March 31, 2008 the Company will not receive the additional cash payments. The Company failed to reacquire Prospecting License 2987/2005 (Refer to Note 6(r)). Pursuant to the agreement the $100,000 option payment received was applied to the Magembe property. The Company intends to let these licenses lapse.

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

If the Company fails to reacquire the Prospecting License by March 31, 2008 the Company will be deemed to have waived Canaco's obligation to pay the Company $100,000 pursuant to the option agreement relating to the Magembe property. The Company did not reacquire the license. (See Note 6(c)).

t)     On June 27, 2008, the Company entered into a Joint Venture Agreement that grants the Company the right to explore for minerals on properties in Liwale and Nachigwea Districts of Tanzania in consideration for the payment of $1,000,000 (paid) upon signing the agreement and $540,000 over five years beginning July 15, 2008. The $540,000 is payable in stages on a quarterly basis of which $80,000 ($40,000 paid) must be paid in the first year, $90,000 in the second year, $100,000 in the third year, $120,000 in the fourth year, and $150,000 in the fifth year. The holder of the property licenses retains a net smelter royalty return of 3%. During the nine month period ended February 28, 2009, the Company paid $80,000 of finder's fees related to this Agreement.

7.       Accrued Liabilities

The components of accrued liabilities are as follows:

	February 28, 2009 $	May 31,2008 $
Mineral property expenditures	250,000	525,000
Professional fees	39,392	8,443
Consulting	62,500	2,338
Travel expenses	5,116	-

Total accrued liabilities	357,008	535,781

8.       Loan Payable

The balance owing to an unrelated third party is non-interest bearing, unsecured and due on demand. During the nine month period ended February 28, 2009, the amount was repaid.

9.       Common Stock

a)     On January 21, 2009, the Company increased the authorized share capital from 100,000,000 shares of common stock to 500,000,000 shares of common stock with no change to the par value of $0.001 per share.

b)     On August 15, 2008, the Company completed a non-brokered private placement for total proceeds of $1,767,500 comprised of:

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

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

9.       Common Stock (continued)

The Company paid finder's fees of $22,000 pursuant to this private placement during the year ended May 31, 2008. The Company paid finder's fees of $20,000 pursuant to this private placement during the nine month period ended February 28, 2009.

c)     On September 15, 2008, the Company completed a non-brokered private placement pursuant to which the Company issued 866,667 shares of common stock at $0.15 per share for total proceeds of $130,000.

d)     On October 3, 2008, the Company completed a non-brokered private placement pursuant to which the Company issued 2,466,666 shares of common stock at $0.15 per share for proceeds of $370,000.

e)     On October 15, 2008, the Company completed a non-brokered private placement pursuant to which the Company issued 5,000,000 shares of common stock at $0.20 per share for proceeds of $1,000,000.

f)     On October 24, 2008, the Company issued 640,000 shares of common stock upon the cashless exercise of 640,000 stock options.

g)     On October 24, 2008, the Company issued 100,000 shares of common stock upon exercise of stock options for proceeds of $30,000.

h)     On October 20, and November 10, 2008, the Company completed non-brokered private placements pursuant to which the Company issued 25,000 and 150,000 units, respectively, at $0.40 per unit for proceeds of $70,000. Each unit consists of one share of common stock and one share purchase warrant. Each warrant entitles the holder to acquire an additional share of common stock at an exercise price of $0.50 per share for a period of one year from closing. The Company paid finder's fees of $7,000 pursuant to these private placements.

i)     On December 15, 2008, the Company issued 70,000 shares of common stock upon exercise of stock options for proceeds of $21,000.

j)     On December 17, 2008, the Company issued 750,000 shares of common stock upon the cashless exercise of 750,000 stock options.

k)     On January 21, 2009, the Company issued 1,975,000 shares of common stock upon the cashless exercise of 1,975,000 stock options.

l)     On December 22, 2008, the Company completed non-brokered private placements pursuant to which the Company issued 500,000 units at $0.30 per unit for proceeds of $150,000. Each unit consists of one share of common stock and one share purchase warrant. Each warrant entitles the holder to acquire an additional share of common stock at an exercise price of $0.50 per share for a period of one year from closing. The Company paid finder's fees of $7,500 pursuant to the private placement.

10.     Stock Options

The Company adopted a Stock Option Plan dated April 27, 2007, (the "2007 Stock Option Plan"), under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. At February 28, 2009, the Company had no shares of common stock available to be issued under the 2007 Stock Option Plan.

The Company adopted an additional Stock Option Plan dated October 20, 2008 (the "2008 Stock Option Plan"), under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. At February 28, 2009, the Company had 8,300,000 shares of common stock available to be issued under the 2008 Stock Option Plan.

During the nine month period ended February 28, 2009, the Company granted stock options to acquire 2,910,000 common shares at a price of $0.30 per share exercisable for 5 years. During the nine month period ended February 28, 2009, the Company recorded stock-based compensation of $1,196,228 as general and administrative expense.

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

10.     Stock Options

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the nine month period ended February 28, 2009, was $0.41 per share (2007 - $Nil). The weighted average assumptions used are as follows:

	Nine Months Ended
	February 28, 2009	February 29, 2008

Expected dividend yield	0%	-
Risk-free interest rate	2.59%	-
Expected volatility	167%	-
Expected option life (in years)	5.00	-

The total intrinsic value of stock options exercised during the nine month period ended February 28, 2009, was $537,300 (2008 - $Nil).

The following table summarizes the continuity of the Company's stock options:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $

Outstanding, May 31, 2008	3,448,333	0.30
Granted	2,910,000	0.30
Exercised	(3,535,000)	0.30

Outstanding, February 28, 2009	2,823,333	0.30	4.52	-

Exercisable, February 28, 2009	2,823,333	0.30	4.52	-

At February 28, 2009, the Company had no unvested stock options and no unrecognized compensation costs.

The stock options outstanding are exercisable for cash at $0.30 per share, or on a cashless exercise basis using a prorated formula whereby the number of shares issuable is equal to (a) the average closing price for the five days prior to exercise date ("ACP") in excess of the $0.30 exercise price, divided by (b) the exercise price multiplied by (c) the number of options exercised. During the nine month period ended February 28, 2009, 3,365,000 cashless stock options were exercised (2008 - Nil).

11.     Share Purchase Warrants

The following table summarizes the continuity of the Company's share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $
Balance, May 31, 2008	-	-
Issued	3,000,000	0.37

Balance, February 28, 2009	3,000,000	0.37

12.     Commitments

a)     On January 9, 2006, the Company entered into a consulting agreement for a term of three months for consideration of $75,000 cash (paid in fiscal 2006 by a director of the Company) and 150,000 shares of common stock (100,000 shares transferred to the consultant by related parties during fiscal 2006). As at May 31, 2008, 50,000 shares of common stock are owed to the consultant. As at February 28, 2009, the fair value of $50,000 for these shares owed is included in common stock subscribed.

b)     On June 18, 2007, the Company entered into an agreement to rent office space for $959 (Cdn$754) per month for a period of twelve months. On January 1, 2009, the Company entered into a new agreement to rent office space for $1,155 (Cdn$1,470) per month for a period of twelve months. The Company can terminate the agreement with sixty days notice.

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

g)     In August 2008, the Company entered into two new lease agreements for the provision of office space. One agreement is for a two-year term and the other for a one-year term. Under the lease agreements, the Company is obligated to the following annual payments:

Fiscal Period	Lease 1	Lease 2

2009	$6,583 (RMB 45,000)	$3,000
2010	$26,330 (RMB 180,000)	$2,000

During the nine month period ended February 28, 2009, the Company incurred rent expense of $13,165 (RMB 105,000) and $7,000 pursuant to the two agreements.

h)     On September 24, 2008, the Company agreed to pay the CEO $10,000 per month for three years.

i)     On September 25, 2008, the Company entered into an employment agreement with an employee who will provide geological services in exchange for $1,000 per month for a period of eight months commencing October 1, 2008.

13.    Subsequent Event

On April 1, 2009, the Company completed non-brokered private placements pursuant to which the Company issued 1,400,404 units at $0.25 per unit for proceeds of $345,101. Each unit consists of one share of common stock and one share purchase warrant. Each warrant entitles the holder to acquire an additional share of common stock at an exercise price of $0.40 per share for a period of one year from closing.

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the nine months ended February 28, 2009 and February 29, 2008 should be read in conjunction with our unaudited interim financial statements and related notes for the nine months ended February 28, 2009 and February 29, 2008. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements.

Overview of our Business

We were incorporated on January 5, 2004 under the laws of the State of Nevada. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We currently own or have interests in several mineral claims located in Tanzania, Africa, through prospecting licences issued by the government of Tanzania. However, the property on which we are focusing our efforts at this time is the Mkuvia Alluvial Gold Project, as described below.

None of our mineral claims contain any substantiated mineral deposits or reserves of minerals. Minimal exploration has been carried out on these claims. Accordingly, additional exploration of these mineral claims is required before any determination as to whether any commercially viable mineral deposit may exist on our mineral claims. Our plan of operations is to carry out preliminary exploration work on our mineral claims in order to ascertain whether our mineral claims warrant advanced exploration to determine whether they possess commercially exploitable deposits of minerals. We will not be able to determine whether or not any of our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

Our Mineral Claims

Mkuvia Alluvial Gold Project

Our primary property of interest is the Mkuvia Alluvial Gold Project. On June 27, 2008 but effective on August 4, 2008 when ratified by our Board of Directors, we entered into a Joint Venture Agreement with Mkuvia Maita ("Mr. Maita"), the registered holder of certain prospecting licenses (the "Prospecting Licenses") over certain areas covering approximately 430 square kilometers located in the Liwale and Nachigwea Districts of Tanzania. Pursuant to this agreement, we have the right to enter, sample, drill and otherwise explore for minerals on the property underlying the Prospecting Licenses as granted by the Government of Tanzania under the Mining Act of 1998 and any other rights covered by the Prospecting Licenses, subject to a perpetual net smelter royalty return of 3% payable to Mr. Maita. In consideration, we are required to pay Mr. Maita US$1,000,000 upon signing of the Agreement and to make further payments of $540,000 over five years, on a quarterly basis beginning as of July 15, 2008, in the following amounts per year:

  Year one:              $80,000 ($40,000 paid);

  Year two:              $90,000;

  Year three:            $100,000;

  Year four:             $120,000

  Year five:              $150,000.

Other Property Interests

On August 4, 2005, we entered into an Asset Purchase Agreement (the "KBT Agreement") with KBT Discovery Group Tanzania Ltd. ("KBT") to acquire three prospecting licenses, which cover an area of approximately 621 square kilometers in Tanzania, for an aggregate purchase price of $75,000 and 2,800,000 restricted shares of common stock. On November 10, 2005, we entered into an amendment agreement to the KBT Agreement pursuant to which the number of shares to be issued was increased to 5,600,000 restricted shares of common stock. On October 16, 2006, we entered into an Amendment Agreement in which the aggregate purchase price was increased to $225,000. By the end of the fiscal year ended May 31, 2006, we had completed due diligence and closed the agreement. At the first closing, Prospecting Licence No. 2810/2004, known as "Tabora", was transferred to us and we issued 5,600,000 restricted shares of common stock to KBT. Prospecting Licence No. 3117/2005, known as "Morogoro", and Prospecting Licence No. 3118/2005, known as "KM 7", were in the name of Atlas Africa Limited ("Atlas"), a Tanzanian company. KBT had entered into an agreement with Atlas which gave KBT the right to prospect minerals under the Morogoro and KM 7 Prospecting Licenses and an option to enter into a joint venture with Atlas to prospect and mine minerals under the Morogoro and KM 7 Prospecting Licenses. KBT caused Atlas to terminate this joint venture agreement and transferred the Morogoro and KM 7 Prospecting Licenses to us and we paid KBT $75,000. On July 19, 2006, we entered into a Letter of Amendment, pursuant to which we agreed to pay $50,000 directly to Atlas. During the year ended May 31, 2007, we paid the $50,000 to Atlas and recognized an impairment loss of $50,000 as there are no proven or probable reserves on any of the Tanzania properties. The prospecting licenses expire three years after the initial issuance. We can apply to reacquire 50% of the area covered by the original prospecting licenses. As at February 28, 2009, the Company has applied to reacquire the licenses.

On August 4, 2005, we entered into an Asset Purchase Agreement (the "HG Agreement") with Hydro-Geos Consulting Group Tanzania Limited ("HG") to acquire Prospecting License No. 2683/2004 known as "Ashanti South East", which covers an area of approximately 210 square kilometers in Tanzania, for an aggregate purchase price of 2,600,000 restricted shares of common stock. On November 10, 2005, we entered into an amendment agreement to the HG Agreement pursuant to which the number of shares to be issued was increased to 5,200,000 restricted shares of common stock. By the end of our fiscal year ended May 31, 2007, we had completed our due diligence and closed the agreement. Pursuant to the terms of the HG Agreement, as amended, the Ashanti South East Prospecting License was transferred to us and we issued 5,200,000 restricted shares of common stock to HG. The prospecting licenses expire three years after their initial issuance. We can apply to reacquire 50% of the area covered by the original prospecting license. As at February 28, 2009, the Company has applied to reacquire the licenses but intends to let the licenses lapse.

On August 4, 2005, we entered into an Asset Purchase Agreement (the "Megadeposit Agreement") with Megadeposit Explorers Limited ("Megadeposit") to acquire Prospecting Licence Renewal No. 2957/2005 known as "Negero", which covers an area of approximately 207 square kilometers in Tanzania, for an aggregate purchase price of 2,600,000 restricted shares of common stock. On November 10, 2005, we entered into an amendment agreement to the Megadeposit Agreement pursuant to which the number of shares to be issued was increased to 5,200,000 restricted shares of common stock. By the end of our fiscal year ended May 31, 2006, we had completed our due diligence and closed the agreement. Under the Megadeposit Agreement, as amended, Prospecting License Negero was transferred to us and we issued 5,200,000 restricted shares of common stock to Megadeposit. This prospecting license expired on December 21, 2006, and Megadeposit has applied to reacquire the prospecting license covering the same area previously covered by Prospecting License No. 2957/2005. Pursuant to an agreement to transfer mineral rights dated June 20, 2007 between Megadeposit and us, Megadeposit has agreed to transfer the reacquired prospecting license to us for no additional consideration. As at February 28, 2009, the Company has applied to reacquire the licenses but intends to let the licenses lapse.

On April 26, 2006, we issued a total of 16,000,000 restricted shares of common stock at a fair value of $5,620,000 upon completion of due diligence related to the KBT Agreement, HG Agreement and Megadeposit Agreement, each as described above.

On April 27, 2006, we entered into a strategic alliance agreement (the "SA Agreement") with Canaco Resources Inc. ("Canaco"), a Canadian public company. Under the terms of the SA Agreement, Canaco paid $350,000 to us and will provide technical management and fund the initial assessment of each of the prospects in Tanzania, and can earn up to a 70% undivided interest in the prospects. In connection with this agreement, the Company is required to issue 200,000 shares. We have determined the fair market value of these shares to be $88,000. As at February 28, 2009, these shares have not been issued.

On October 5, 2006, we entered into an option agreement (the "Option Agreement") with Canaco pursuant to which we granted Canaco the right to earn up to a 70% interest in Prospecting License 3117/2005 in Tanzania known as "Morogoro" held by us. Under the Option Agreement Canaco has agreed to:

(a)     make cash payments to us of $250,000, of which $50,000 (received) is payable upon the approval of the Option Agreement by the board of directors of both companies and the TSX Venture Exchange (the stock exchange upon which Canaco's shares are listed; and such date being referred to as the "Effective Date"). An additional $75,000 (paid) is payable on the first anniversary of the Effective Date and an additional $125,000 is payable on the second anniversary of the Effective Date;

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

On November 17, 2006, we entered into an Asset Purchase Agreement with Atlas to acquire Prospecting License No. 3920/2006, known as "Shinyanga" or "Magembe", which covers an area of approximately 46 square kilometres in Tanzania. The license was transferred to us on signing the agreement for an aggregate purchase price of $200,000 (paid) and 4,500,000 restricted shares of common stock. We determined the fair market value of the 4,500,000 shares to be $3,172,500. As at May 31, 2007, the Company has issued 1,500,000 shares, and as at February 28, 2009, the remaining 3,000,000 shares that are issuable under the agreement had not been issued.

On November 17, 2006, we entered into an Asset Purchase Agreement with HG to acquire six Prospecting Licenses, which cover an area of approximately 2,389 square kilometers in Tanzania. Prospecting License No.'s 3868/2006, 3671/2005, 3398/2005, 3105/2005, 3211/2005 and 2961/2004 were transferred to us on signing the agreement for an aggregate purchase price of $600,000 (the "Cash Payment") and 4,000,000 restricted shares of common stock (issued) at a fair value of $2,820,000. The Cash Payment is to be made as follows: $150,000 (paid) on signing of the agreement and $150,000 in payments at the end of each 90 day period thereafter until the consideration is paid in full. As at February 28, 2009, $250,000 of the amount payable is included in accrued liabilities. The Company intends to let Prospecting License No.'s 3398/2005, 3105/2005, 3211/2005 and 2961/2004 lapse.

On November 19, 2006, we entered into an Asset Purchase Agreement with Megadeposit to acquire five Prospecting Licenses, which cover an area of approximately 1,401 square kilometers in Tanzania. Prospecting License Renewal No.'s 3436/2005 and 2874/2004, and Prospecting License No.'s 3107/2005, 3916/2006, and 2956/2004 were transferred to us on signing the agreement for an aggregate purchase price of 4,000,000 restricted shares of common stock at a fair value of $2,820,000, which have been issued. The Company intends to let these licenses lapse.

On November 21, 2006, we entered into an Asset Purchase Agreement with Haperk Traders Limited to acquire Prospecting License Renewal No. 2987/2005 and Prospecting License No. 3267/2005, which cover an area of approximately 658 square kilometres in Tanzania. The licenses were transferred to us on signing the agreement for an aggregate purchase price of $62,500 (paid) and 1,000,000 restricted shares of common stock at a fair value of $735,000, which have been issued. These prospecting licenses expired on January 17, 20007, and Haperk has applied to a prospecting license covering the same area. Pursuant to an agreement to transfer mineral rights dated June 20, 2007 between Haperk and us, Haperk has agreed to transfer the reacquired prospect licenses to us for no additional consideration. We intend to let these licenses lapse.

On November 21, 2006, we entered into an Asset Purchase Agreement with Sika Holdings Limited to acquire Prospecting License No. 2544/2004, which covers an area of approximately 5 square kilometers in Tanzania. The license was transferred to us on signing the agreement for an aggregate purchase price of $60,000 (paid) and 750,000 restricted shares of common stock (issued) at a fair value of $551,250. The Company intends to let the license lapse.

On November 21, 2006, we entered into an Asset Purchase Agreement with KBT to acquire two Prospecting Licenses, which cover an area of approximately 1,119 square kilometers in Tanzania. Prospecting License No.'s 3899/2006 and 3900/2006 were transferred to us on signing the agreement for an aggregate purchase price of 200,000 restricted shares of common stock (issued) at a fair value of $147,000. The Company intends to let these licenses lapse.

On November 22, 2006, we entered into an Asset Purchase Agreement with Robert Nicolas to acquire Prospecting License No. 3907/2006, which covers an area of approximately 34 square kilometers in Tanzania. The license was transferred to us on signing the agreement for an aggregate purchase price of $15,000 (paid) and 100,000 restricted shares of common stock (issued) at a fair value of $73,000. The Company intends to let the license lapse.

On November 22, 2006, we entered into an Asset Purchase Agreement with Atupele A. Mwanjala and Naniel Kerrosi to acquire Prospecting License No. 2797/2004, which covers an area of approximately 28.8 square kilometers in Tanzania. The license was transferred to us on signing the agreement for an aggregate purchase price of $20,000 (paid) and 100,000 restricted shares of common stock (issued) at a fair value of $73,000. The Company intends to let the license lapse.

On November 29, 2006, we entered into an Asset Purchase Agreement with Ziko Farms Limited to acquire four Prospecting Licenses, which cover an area of approximately 284.26 square kilometers in Tanzania. Prospecting License No.'s 2637/2004, 2638/2004, 2639/2004 and 3826/2005 were transferred to us on signing the agreement for an aggregate purchase price of $90,174 (paid) and 900,000 restricted shares of common stock, which we issued on June 21, 2007 at a fair value of $634,500. The Company intends to let the license lapse.

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

Pursuant to the option agreement, if we failed to require the Prospecting Licenses by March 31, 2008, we would not receive the additional cash payments. We failed to reacquire the Prospecting License, so pursuant to the agreement, the $100,000 option payment received was applied to the Magembe property. The Company intends to let these licenses lapse.

On June 29, 2007, we entered into an option agreement with Canaco whereby we granted Canaco the right to earn up to a 70% interest in Prospecting License 2987/2005 in Tanzania known as "Kwadijava" in the process of being acquired by us. Under the option agreement Canaco agreed to:

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

If we fail to reacquire the Prospecting License by March 31, 2008 we will be deemed to have waived Canaco's obligation to pay us $100,000 pursuant to the option agreement relating to the Magembe property that we entered into on March 2, 2007. The Company did not reacquire the license.

Properties Underlying our Mineral Claims

The following map shows the general location of the properties underlying our mineral claims:

Exploration Activities

All of our properties are in the exploration stage. As indicated above, our primary focus at this time is with respect to the Mkuvia Alluvial Gold Project. The Company has performed a test-pitting program and certain sampling work on the Mkuvia Alluvial Gold Project, and has commissioned the preparation of a technical report under Canadian National Instrument 43-101 Standards for Disclosure of Mineral Projects and its Companion Policy ("NI 43-101") respecting this property. To date, the Company's Mkuvia Gold Alluvial Property has not been determined to contain any mineral resources or reserves under NI 43-101, and there is no basis for any economically viable mineral deposit on any of the Company's properties.

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

Subsidiaries

We currently have one wholly-owned subsidiary, Beijing Dao Hu Investment Consulting, Ltd., a Chinese company. We use this subsidiary primarily to facilitate and pay the direct costs associated with due diligence being conducted by our current Chinese investors and potential project joint venture partners.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Plan of Operations

Our plan of operations for the next twelve months is to focus on the exploration of our mineral properties in Tanzania, particularly with respect to the Mkuvia Alluvial Gold Project. We anticipate that we will require approximately $2,600,000 for our plan of operations over the next twelve months, as follows:

(a)          $1,500,000 for exploration programs;

(b)          $1,015,000 for management and consulting expenses; and

(c)          $85,000 administration and operating expenses.

At February 28, 2009, we had cash of $193,254 and a working capital deficit of $998,593. We will require additional funds to pursue our plan of operations as set forth above. Accordingly, we will be required to obtain additional financing in order to pay our planned expenses during the next 12 months. We are continuing to seek to raise funds through private placement offerings of our shares of common stock. However, there can be no assurance that we will complete any such private placement offerings or that the funds raised will be sufficient for us to pay our expenses for and beyond the next twelve months.

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

Results of Operations

The following table sets out our loss for the periods indicated:
	Accumulated from January 5, 2004 (Date of Inception) to	For the Three Month Period Ended	For the Three Month Period Ended	For the Nine Month Period Ended	For the Nine Month Period Ended
	February 28,	February 28,	February 29,	February 28,	February 29,
	2009	2009	2008	2009	2008
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses

General and administrative	8,174,461	380,231	101,297	2,586,538	529,005
Impairment of mineral property costs	17,499,571	-	-	-	-
Mineral property costs	1,780,732	106,823	34,450	1,510,437	42,403
Rent	62,096	24,328	2,847	33,705	7,881

Total Expenses	27,516,860	511,382	138,594	4,130,680	579,289

Loss Before Other Expense	(27,516,860)	(511,382)	(138,594)	(4,130,680)	(579,289)

Other Income (Expense)

Mineral property option payments	156,017	-	-	-	156,017
Loss on sale of investment securities	(57,071)	-	-	-	-

Net Loss for the Period	(27,417,914)	(511,382)	(138,594)	(4,130,680)	(423,272)

Revenues

We have had no operating revenues since our inception on January 5, 2004 to February 28, 2009. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Our general and administrative expenses in the nine months ended February 28, 2009 increased to $2,586,538 from $529,005 in the nine months ended February 29, 2008, primarily as a result of an increase in our operations.

Mineral Property Costs

In the nine months ended February 28, 2009, we incurred mineral property costs of $1,510,437, compared to mineral property costs of $42,403 in the nine months ended February 29, 2008. We expense our mineral property costs as they are incurred.

Rent

In the nine months ended February 28, 2009, our rent expenses increased to $33,705 from $7,881 for the nine months ended February 29, 2008.

Mineral Property Option Payments

In the nine months ended February 28, 2009, we received $nil in mineral property option payments (2008 - $156,017).

Net Loss

As a result of the above, our net loss for the nine months ended February 28, 2009 was $4,130,680, as compared to $423,272 in the nine months ended February 29, 2008.

Liquidity and Capital Resources

At February 28, 2009, we had cash of $193,254 and a working capital deficit of $998,593. We will require additional funds to pursue our plan of operations as set forth above. Accordingly, we will be required to obtain additional financing in order to pay our planned expenses during the next 12 months. We are continuing to seek to raise funds through private placement offerings of our shares of common stock. However, there can be no assurance that we will complete any such private placement offerings or that the funds raised will be sufficient for us to pay our expenses for and beyond the next twelve months.

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

Net Cash Used in Operating Activities

Net cash used in operating activities in the nine months ended February 28, 2009 was $3,026,056, compared to $167,078 in the nine months ended February 29, 2008, primarily as a result of our increased mineral property costs and general and administrative expenses as indicated above. We anticipate that cash used in operating activities will increase in 2009 as we pursue our plan of operations.

Cash Provided by (Used in) Investing Activities

In the nine months ended February 28, 2009, we used net cash of $73,300 in investing activities for the purchase of property and equipment, as compared to net cash provided by investing activities of $80,494 the nine months ended February 29, 2008 (proceeds from mineral property options).

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock. In the nine months ended February 28, 2009, we raised net proceeds of $3,239,500, compared to $85,000 in the nine months ended February 29, 2008, in each case primarily from the sale of our common stock.

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

Financial Instruments

SFAS No. 157 "Fair Value Measurements" requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our financial instruments consist principally of cash, accounts payable, accrued liabilities, amounts due to related parties, and loans payable. Pursuant to SFAS No. 157, the fair value of our cash equivalents is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company's operations are in Canada, China and Africa, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Recently Issued Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities". FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

Not required because we are a smaller reporting company.

Item 4.             Controls and Procedures

Disclosure Controls and Procedures

As of February 28, 2009, we carried out an evaluation, under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer, and our Chief Financial Officer concluded that, as of February 28, 2009, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the nine months ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.             Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 1A.           Risk Factors

Not required because we are a smaller reporting company.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

Effective on December 22, 2008, we completed a non-brokered private placement pursuant to which we issued from treasury to one subscriber 500,000 units at a subscription price of $0.30 per unit for proceeds of $150,000. Each unit consists of one share of our common stock and one share purchase warrant. Each warrant entitles the holder to acquire one additional share of common stock at an exercise price of $0.50 per share until December 22, 2009. We relied on an exemption from registration under the United States Securities Act of 1933, as amended (the "Securities Act"), provided by Regulation S, based on representations and warranties provided by the purchaser in its subscription agreement entered into between the purchaser and our Company.

Effective on April 1, 2009, we completed a non-brokered private placement pursuant to which we issued from treasury to five subscribers 1,400,404 units at a subscription price of $0.25 per unit for proceeds of $345,101. Each unit consists of one share of common stock and one share purchase warrant. Each warrant entitles the holder to acquire an additional share of common stock at an exercise price of $0.40 per share until April 1, 2010. We relied on exemptions from registration under the Securities Act provided by (i) Regulation S (with respect to two of the five subscribers), and (ii) Rule 506 for U.S. accredited investors (with respect to three of the five subscribers), in each case based on representations and warranties provided by the subscribers in their respective subscription agreements entered into between each subscriber and our Company.

The net proceeds of these offering will be used to advance our various resource acquisition, exploration and development activities in Tanzania and for general working capital and corporate purposes.

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

              For - 32,225,401
              Against - 1,944,397
              Abstain - 21,900

We have filed a Certificate of Amendment with the Nevada Secretary of State such that this increase in our authorized share capital took effect on January 21, 2009.

Item 5.             Other Information

None.

Item 6.             Exhibits
Exhibit Number	Description of Exhibit
3.1(1)	Articles of Incorporation
3.2(2)	Amended Bylaws, as amended on September 5, 2006
3.3(12)	Certificate of Amendment
10.1(3)	Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.
10.2(3)	Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.
10.3(3)	Asset Purchase Agreement with Megadeposit Explorers Ltd.
10.4(4)	Amendment No. 1 to Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.
10.5(4)	Amendment No. 1 to Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.
10.6(4)	Amendment No. 1 to Asset Purchase Agreement with Megadeposit Explorers Ltd.
10.7(5)	Amendment No. 2 to Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.
10.8(5)	Amendment No. 2 to Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.
10.9(5)	Amendment No. 2 to Asset Purchase Agreement with Megadeposit Explorers Ltd.
10.10(6)	Strategic Alliance Agreement between the Company and Canaco

Exhibit Number	Description of Exhibit
10.11(7)	Option Agreement between the Company and Canaco
10.12(8)	Amendment Not. 1 to Strategic Alliance Agreement between the Company and Canaco
10.13(8)	Kwadijava Option Agreement
10.14(8)	Negero Option Agreement
10.15(9)	Joint Venture Agreement with Mkuvia Maita
10.16(10)	2007 Stock Incentive Plan
10.17(11)	Consulting Agreement with Harpreet Sangha
10.18(11)	Consulting Agreement with Rovingi
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
(12) Incorporated by reference to our Current Report on Form 8-K filed on January 27, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUGLAS LAKE MINERALS INC.

By:        "Harpreet S. Sangha"
              Harpreet S. Sangha
              President, Chief Executive Officer, Secretary,
              Treasurer and a director
              Date: April 20, 2009

By:        "Sylvia Tang"
              Sylvia Tang
              Chief Financial Officer
              Date: April 20, 2009