Form 10-K
period 2009-05-31
Douglas Lake Minerals Inc.
filed 2009-10-14
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Fiscal Year Ended May 31, 2009

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________.

Commission file number 000-50907

DOUGLAS LAKE MINERALS INC.
(Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation of organization)	98-0430222 (I.R.S. Employer Identification No.)

400-1445 West Georgia Street, Vancouver, British Columbia (Address of Principal Executive Offices)	V6G 2T3 (Zip Code)

(604) 669-0323
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.
Yes [  ] No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ] Non-accelerated filer [ ] (do not check if a smaller reporting company)	Accelerated filer [ ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of November 28, 2008 was approximately $15,858,957.

The registrant had 72,313,282 shares of common stock outstanding as of October 9, 2009.

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this annual report under "Risk Factors". These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this annual report. Forward-looking statements in this annual report include, among others, statements regarding:

  our capital needs;

  business plans; and

  expectations.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Some of the risks and assumptions include:

  our need for additional financing;

  our limited operating history;

  our history of operating losses;

  our exploration activities may not result in commercially exploitable quantities of ore on our mineral properties;

  the risks inherent in the exploration for minerals such as geologic formation, weather, accidents, equipment failures and governmental restrictions;

  the competitive environment in which we operate;

  changes in governmental regulation and administrative practices;

  our dependence on key personnel;

  conflicts of interest of our directors and officers;

  our ability to fully implement our business plan;

  our ability to effectively manage our growth; and

  other regulatory, legislative and judicial developments.

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Important factors that you should also consider, include, but are not limited to, the factors discussed under "Risk Factors" in this annual report.

The forward-looking statements in this annual report are made as of the date of this annual report and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

Available Information

Douglas Lake Minerals Inc. files annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the SEC at the SEC's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to the SEC's website at http://www.sec.gov.

REFERENCES

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

ii

TABLE OF CONTENTS

iii

PART I

ITEM 1. BUSINESS

Name, Incorporation and Principal Offices

We were incorporated on January 5, 2004 under the laws of the State of Nevada. Effective January 21, 2009 we effected a 5 for 1 stock split of our common stock and increased our authorized capital to 500,000,000 shares of common stock having a $0.001 par value.

Our principal offices are located at 400-1445 West Georgia Street, Vancouver, British Columbia, Canada, V6G 2T3; our telephone number is (604) 669-0323.

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We currently own or have interests in several mineral claims located in Tanzania, Africa, through prospecting licenses issued by the government of Tanzania. However, the property on which we are focusing our efforts at this time is the Mkuvia Alluvial Gold Project, as described below.

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

We are considered an exploration or exploratory stage company because we are involved in the examination and investigation of land that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent. Because we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on the property underlying our mineral claim interests, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on the property, and there is no assurance that we will discover one.

Our Mineral Claims

Mkuvia Alluvial Gold Project

Our primary property of interest is the Mkuvia Alluvial Gold Project. On June 27, 2008 but effective on August 4, 2008 when ratified by our Board of Directors, we entered into a Joint Venture Agreement with Mkuvia Maita ("Mr. Maita"), the registered holder of certain prospecting licenses over certain areas covering approximately 430 square kilometers located in the Liwale and Nachigwea Districts of Tanzania. Pursuant to this agreement, we had the right to enter, sample, drill and otherwise explore for minerals on the property underlying the prospecting licenses as granted by the Government of Tanzania under the Mining Act of 1998, subject to a perpetual net smelter royalty return of 3% payable to Mr. Maita.

Effective on July 14, 2009, our Board of Directors ratified, confirmed and approved our entering into of a new Joint Venture Agreement (the "New Mkuvia Agreement") with Mr. Maita. The New Mkuvia Agreement covers a slightly smaller area than the original agreement, covering an area of approximately 380 square kilometers located in the Liwale and Nachigwea Districts of Tanzania, and more particularly described as follows:

  Prospecting License No. 5673/2009;

  Prospecting License No. 5669/2009;

  Prospecting License No. 5664/2009; and

  Prospecting License No. 5662/2009

The New Mkuvia Agreement, which is dated for reference June 5, 2009, supersedes and replaces the prior joint venture agreement as entered into by and between the Company and Mr. Maita (the "Prior Agreement") regarding prior prospecting licenses held by Mr. Maita over substantially the same area, known as the "Mkuvia Project", which is the focus of our current exploration and development efforts.

Pursuant to the terms of the New Mkuvia Agreement we shall continue to have the right to enter, sample, drill and otherwise explore for minerals on the property underlying the New Prospecting Licenses as granted by the Government of Tanzania under the Mining Act of 1998 and any other rights covered by the prospecting licenses listed above.

In consideration for the entry into of the New Mkuvia Agreement, we were required to pay Mr. Maita US$40,000 upon signing of the New Mkuvia Agreement. In addition, and upon commencement of any production on the property underlying the prospecting licenses, Mr. Maita is still entitled to receive a perpetual net smelter royalty return of 3% from any product realized from the property underlying the prospecting licenses under the New Mkuvia Agreement. By entering into the New Mkuvia Agreement, the Company is no longer required to pay Mr. Maita the balance of approximately US$460,000 in aggregate yearly cash payments previously due under the Prior Agreement in consideration, in part, of the Company reducing the current unexplored property area underlying the prospecting licenses under the New Mkuvia Agreement by approximately 50 square kilometers.

The prospecting licenses were renewed on August 16, 2008 for the period of three years.

The property has several overlying primary mining licenses ("PMLs") that have mineral rights that lie within the boundaries of the Mkuvia property. Generally, PMLs represent limited mining rights which allow the small scale exploration of minerals by local miners and must predate the establishment of a prospecting license. PMLs are retained exclusively for Tanzanian citizens. The maximum size of the demarcated area for a PML for all minerals other than building materials is 10 hectares. The PML is granted for a period of five years, renewable once upon request. When a PML expires, the mineral rights succeed to the underlying prospecting license and cannot be renewed or re-staked thereafter, so long as the prospecting license remains valid. Specifically, the PMLs on the Mkuvia property consist of approximately 115 licenses owned by Mr. Maita, and have been provided for in the New Mkuvia Agreement. Upon a successful mining permit application and receipt, the PMLs will be collapsed and superseded by the prospecting license rights.

We obtained a Technical and Recourse Report on the Mkuvia Alluvial Gold Project, dated July 24, 2009, as prepared by Laurence Stephenson, P. Eng., and Ross McMaster, MAusIMM. This report was prepared in accordance with Canadian National Instrument 43-101 Standards for Disclosure of Mineral Projects and its Companion Policy ("NI 43-101"). Much of the information regarding the Mkuvia Alluvial Gold Project as provided below is based on information provided in the 43-101 Report.

Location and Access

The 380 square kilometres Mkuvia Project is located in the Nachingwea District, Lindi Region of the United Republic of Tanzania, and approximately 140 kilometres west of Nachingwea town. Lindi Region is one of the three regions forming Southern Zone of United Republic of Tanzania, the other regions being Mtwara and Ruvuma. The Mtwara and Ruvuma regions BORDER=0 northern Mozambique and eastern Malawi. A central point in the mining license is located at 361600 mE, 8856946 mN, UTM Zone 37 Southern Hemisphere (WGS 84)

The Lindi Region is one of the 20 Regions in Tanzania Mainland. The Region lies between South latitude 08o30' and 10o30' and East longitude 37o30' and 39o30'. It is bordered by four other regions, the Coastal and Morogoro regions to the North, the Ruvuma region to the West, the Mtwara region to the South and the Indian Ocean to the East.

The main road from Dar es Salaam to the southern regions passes through the Coastal, Lindi, Mtwara and Ruvuma regions. The road connects to northern Mozambique and eastern Malawi via the Mtwara and Ruvuma regions. Recently funding from external donors and the central government have significantly improved the road from Dar Es Salaam to the Lindi and Mtwara regions from gravel to tarmac level, covering a total distance of about 700 kilometres, including the construction of 1 kilometre long bridge across the Rufiji River.

The Lindi Region is served by 4 airstrips, in Lindi, Nachingwea, Liwale and Kilwa Masoko. These gravel strips are capable of supporting small to medium size planes only. There is no commercial air service to the region.

LOCATION MAP: MKUVIA PROPERTY IN TANZANIA

The Mkuvia Property is accessible by dirt gravel road from Nachingwea town via Mbondo, Kilimarondo and Kiegeyi villages. However, during intense rain, access to the property from Kiegeyi village can only be achieved by using 4 x 4 trucks. Operations for the exploration of the Mkuvia Property would be based out of the town of Nachingwea located 140 kilometres east of the property and about 600 kilometres southwest of Dar es Salaam, the capital of Tanzania. Nachingwea town, which is one of the districts within Lindi Region, has an airstrip facility on which up to medium size aircrafts can safely be utilized.

Access to the property is via main Tanzanian highways to the village of Kiegeyi and then by field road to the Company's main field camp. Field roads exist throughout the property.

Although the electrical power grid is reaching most areas of Tanzania it does not extend to the area of the Mkuvia property and will not likely be available in the near future. Since Tanzania has a vibrant mining community, a large pool of experienced mining personnel and equipment is available, some of it locally.

There are no waste treatment plants in the immediate area.

Topography and Climate

The topography of the area ranges between 480 to 760 metres and is relatively moderately rugged to the central, west and the southwest, and flat to the eastern part. Many of the rivers and streams which are flowing to the south, north and east directions are seasonally dry. The main Mbwemkuru River flows all year round and water availability for all aspects of the exploration and development program will not be a problem. The area is dense vegetated with thick bushes along the rivers and streams valleys.

There are four main climatic zones that can affect the whole of Tanzania: the coastal area where conditions are tropical; the central plateau, which is hot and dry; the semi-temperate highland areas; and the high, moist lake regions. There are two rainy seasons in the north, from November to January and from March through May. In the Lindi Region, annual rainfall ranges from 600mm in low lands to 1200mm in the highland plateau. Most parts of the coastal, central and north eastern highlands are currently experiencing extreme drought conditions after a prolonged period of below average annual rainfall in consecutive seasons. Plans to develop water resources could not only facilitate operations but might provide a local resource that will attract government approval and funding.

The mean annual temperatures vary with altitude from the valley bottom to the mountain top. The average annual temperature varies between 18 degrees C on the mountains to 30 degrees C in river valleys. In most parts of the region, the average temperatures are almost uniform at 25 degrees C. In general the hot season runs from July to September.

History

Gold mineralization in the area was first discovered at the time of the government's Geological Survey of Tanzania, a country-wide geochemical survey program conducted in the 1990s. The property is part of a previously described gold district, the Kitowero Prospect, in which a State Mining Corporation reported mineral concentrates in the current rivers, including the Mbwemkuru River. The authors of the 43-101 Report have advised that they have not been able to verify this information, and no historical estimates or details is available on the source of this information.

Small scale artisanal mining activities commenced in 2002 by local miners, with the aim of exploring and mining gemstone along the main Mbwemkuru River and its tributaries. However, gold was recovered from the concentrates and hence the area turned from gemstone to alluvial gold mining. The current production from artisanal mining work by local miners, as reported by them averages between 1.5 to 2 kilograms of gold per month, recovered from loose sands and gravels. The authors of the 43-101 Report have not been able to verify this information.

Geological Setting

Tanzania has a geological environment representing all the known chronostratigraphical units of the world ranging from Archaean, Proterozoic, Phanerozoic to Quarternary ages. These geological formations host a variety of minerals such as gold, base metals, diverse types of gemstones (including tanzanite, diamonds, emerald, sapphires, colored quartz, ruby, beryl, tourmaline, garnet), various industrial minerals, building materials, phosphate, coal, salt, kaolin, tin, water and hydrocarbons.

Regional Geology. Much of the central and northern part of the country is underlain by the Tanzania Archaean Craton. The central part of the country is composed of the high grade metamorphic terrain (the Dodoman Supergroup dominated by rafts of amphibolite to granulite facies metamorphic rocks in migmatitic granite terrain), whereas the northern part is covered by the Greenstone Belt (the Nyazian - Kavirondian Supergroup comprising sequences of mafic to felsic volcanics, chert/banded iron formation and clastic sediments). The Tanzania Archaean Craton is well known as a host for world-class gold deposits similar to other Archaean Cratons around the world. The Craton is also intruded by a number of diamondiferous kimberlite pipes.

The Tanzania Archaean Craton is engulfed to southeast and southwest by Palaeaproterozoic Usagaran and Ubendian mobile belts respectively, with high grade crystalline metamorphic rocks with a number of postorogenic gabbroic and granitic intrusives hosting base metals, shear zone hosted gold, various types of gemstones and industrial minerals. The eastern part of the Usagaran Belt is mobilized by the Neoproterozoic Pan African Orogeny forming the Mozambique Belt with lithological, structural and metallurgical characteristics similar to that of the Usagaran - Ubendian Belt.

The Palaeoproterozoic Ubendian mobile belt is bound to the west by the mildly metamorphosed Mesoproterozoic Fold Belt (the Kibaran -Bukoban - Karagwe-Ankolean Supergroup). The supercrustal rocks of this Belt (mainly meta - argillites, phyllites, low-grade sericite schists and quartzites) are intruded by post orogenic granites which have alteration haloes containing veins with tin and tungsten mineralization. The Belt is also characterized by post - orogenic basic intrusives hosting platinum group metals (PGMs).

The Uha - Malagarasi Neoproterozoic to early Palaeozoic age is an intracratonic formation consisting of sedimentary - volcanic depositional sequences of sandstones, quartzites, shales, red beds, dolomitic limestones, cherts and amygdaloidal lavas with indications of strata-bound copper deposits and various industrial minerals.

Phanerozoic formations in Tanzania include the following:

(i) The Karoo Supergroup of Late carboniferous to Jurassic age made up of continental sedimentary rocks famous for hosting good-quality coal resources occurring in several isolated coalfields located in south west of Tanzania.

(ii) Marin Formations that are dominated by shelf-facies clay bound sands, marls and some isolated coral reefs good for production of portland cement, lime and construction aggregates. The marls and sands are respectively, good source and reservoir rocks of hydrocarbons. At Mandawa there are salt domes made up of gypsums and other evaporates salts that can be used for various industrial purposes.

(iii) Neogene to Quarternary continental formations in isolated basins and river channels composed of clays (red soils, ochre, kaolin, bentonites, meerschaum, bauxite), limestone, evaporates (gypsum, nitrates and halides) and sands; volcanic rocks ranging in composition from lavas (basalts, andesites, and phonolites) good for aggregates, apatite and niobium bearing carbonatites (good for fertilizers), tuffs, ash and pumice (good for production of pozzolana cement) and dimension stones; volcanic fumarolic exhalative deposits (mainly sulphur and fluorites).

Property Geology. The Mkuvia Project is situated at the eastern margin of the Selous Basin where Karoo and young sedimentary rock are in fault contact with low to high-grade metamorphosed rocks of Neoproterozoic age belonging to the Mozambique Belt. The Proterozoic basement rocks are bounded by Palaeozoic, Mesozoic and Cenozoic basins to the east, north and west. The dominant rocks are biotite schist and gneiss, granitic gneiss, garnetiferous amphibolites, quartzite, pegmatite dyke and mafic sills which are unconformably overlain by palaeo-placer sand and pebble beds and recent superficial deposits. The regional structural trends that control the deposition appear to be trending at northwest and northeast.

The geology of the property is dominated by thick (up to 10 m) of transported cover consisting of palaeo-placer sand, gravel and pebble beds derived from Karoo to the west and younger sedimentary rocks. The sand horizon is massive, graded from fine to coarse grained, characterized by orange-yellow sands, well exposed at Old Matandani Prospect, and white-grey sands which cover the large part of the property. The basal conglomerate pebbles (auriferous pebbles and cobbles beds) are well rounded, well sorted, dominantly made of quartzite, quartz rocks, and other basement rocks.

The thickness of palaeo-placer sand-pebble beds and the overlaying black clays material increase toward the eastern part of Mbwemkuru River as observed at Mkilikage Prospect. This would be expected if the source of the deltaic or beach placer material is from the west. At Mkilikage Prospect, a thick layer of medium to coarse grained sandy bed (~ 2.5 m thick) resulted from modern river deposition is overlaying palaeo-placer sand-pebble beds. This sandy bed is characterized by well developed cross bedding sedimentary structures with minimal gold content until the lower reaches.

The red-brown sands are massive with no obvious bedding. They comprise subangular quartz grains with a matrix of hematite clay. They range from <1 m up to 3 m thickness, and generally appear to be thicker upslope, particularly at the western extremity of the property, well exposed at Old Matandani workings. They have been reworked in the current river bed, with removal of the clay, to produce white friable sands that extend for up to 300 m, but generally less, upslope. These are clearly gold-bearing as they have been extensively mined by artisanals, but panning suggests that they are low grade.

The sands overlie a polymictic conglomerate sequence that comprises several clay-rich, horizontally bedded units interlayered with sandy beds. The clasts range from pebbles through cobbles to boulders, the latter being only sporadically developed, but suggesting that there may be distinct channels in the conglomerate sequence upslope from the present river. Artisanal activity and panning indicate that the conglomerates have higher gold grades than the overlying sands. This feature would be anticipated in a delta or beach placer forming river fan.

Most of the Neoproterozoic basement rocks are exposed on the NE-SW trending ridge located in the central-eastern portion of the property with few outcrops observed in the south part, exposed on the river banks and beds. The basement geology consists of granite-gneisses, biotite gneiss, schists and quartzo-feldspathic gneiss and quartzite, which have been intruded by pegmatite veins and mafic dykes and quartz veins.

The quartzite has a bedded sugary texture. The biotite gneiss is fine grained, well bedded with biotite, feldspar and quartz. Quartz-feldspar gneiss additionally contains minor biotite and was also observed to contain some large augen like feldspar crystals. Pegmatite was generally seen to have graphic texture with very coarse grained feldspar and smaller quartz crystals, and with only biotite or chlorite as an accessory mineral. The granite-gneiss characterized by granoblastic texture and weakly developed foliation fabrics.

Mineralization

Thus far, the known gold mineralization in Mkuvia Property occurs as placer deposits comprising of a significant, but unquantified accumulation of gold in alluvium hosted by: 1) reworked palaeo-placer by the Mbwemkuru River and its tributaries, and 2) an over 10 m thick zone of palaeo-placer sand and pebble beds non-conformably overlying biotite schist, gneiss, quartzite, garnet-amphibolite and granitoids. The latter comprises a poorly sorted palaeo-beach placer plateau extending over 29 km along a NW-SE direction and ~5 km wide along a NE-SW direction. In addition there are extensive troughs with similar continental alluvium further west in the Karroo Basin. It is however notable that at the highest point on the property, pebble conglomerates were noted on the surface that have been worked sporadically by the artisanal miners (due to lack of water resources) suggesting that gold is present. This is consistent with the proposition that the mineralization is associated with a wide spread beach placer environment.

Gold-bearing alluvium along the Mbwemkuru River occurs within a 0.35 to 2.0 m thick zone between the bedrock and sandy-gravelly material related to present drainage active channels and terraces. This zone contains an estimated 1.0 grams per cubic metre that the small-scale miners are currently reportedly recovering.

Gold is very fine-grained in general, suggesting a distal source, although some coarser-grained flakes are present. The gold is associated with the black sands that comprise fine-grained ilmenite and pink garnet and minor magnetite. These may be represented by distinct ferruginous layers in the conglomerate sequence. The minerals in the black sand are consistent with the beach placer model.

Artisanal miners have been active since 2002 exploiting these deposits using simple sluice techniques and hence dependant on water for treatment. Placer type gold occurs as very fine flat pieces implying reworking or a distal source. Other elements (such as Pt, Pd, Ag, U and Th) in the placer are of passing interest only. Pt and Pd do not appear to be a consistent constituent.

The area was loosely defined by the surface inspection of the beach placer type gravel formations in place. The wide spread area remains to definitively be surveyed to confirm that the boundaries indicated are correctly delineated. This delineation should be treated as speculative and will need further exploration work to define.

Exploration Activities

The Mkuvia Property is without known reserves and our activities to date have been exploratory in nature.

An estimated total of US$2.1 million has been spent on Mkuvia Property during the period from April to December 2008 for various exploration activities, which include casual labour salaries, transport, field costs, office and administration and hardware. Reconnaissance exploration work on the project to date has consisted of pitting and sampling, geological mapping and bedrock sampling, and stream and sediments sampling, as described below.

Pitting and Sampling. Pitting work commenced in June 2008 and continued throughout to March 2009. The initial pit sampling program on the Mkuvia property was undertaken at the Matandani Main workings, along the

Mbwemkuru River. A total of 161 pits consisting of 498 samples were completed from 10 sections during the period from June to December 2008. These pits were deepened and sampled trying to reach bedrock (12-15 m estimate, bedrock was not encountered) where possible. Analysis of the gold content in the pit samples continued through to May 2009.

Lines were run north south across the area on a line spacing of 500 m and with a pit being dug to the bedrock refusal at 50 m intervals along the line. The sampling was done volumetrically from the surface, where a 100 litre sample was collected from each cubic meter of material recovered. The pit sampling was done based on the geological control. Each individual horizon (sand, gravel, pebble) was sampled separately, maintaining a 100 litre sample size.

The pit samples were then treated using a Knelson Concentrator on site in September 2008.

The compilation of all heavy mineral and gold results was completed by TMEx staff in laboratory conditions at Arusha, Tanzania, which included separating and weighing the gold recovered from each sample where measurable gold was observed. Each sample was taken from a designated and mapped stratigraphy as a measured volume of loose material (e.g.: sands, gravel) and usually were 100 litres in field estimated volume. Sample treatment was by a 7.5 inch Knelson concentrator to produce a heavy mineral concentrate. After further hand panning in the TMEx laboratory reduced the concentrate, it was dried and the gold was finally separated from all other minerals, described and weighed to give a result in g/Lcm. (A loose cubic metre (Lcm) is defined as the expansion of the in situ measurement of material that once excavated increases by a 20-30% factor that will be determined exactly in further test work.) TMEx is a company controlled by Mr. McMaster took charge of the concentrate from the Knelson concentrator and proceeded to calculate the weight of gold.

All pits were geologically mapped, level surveyed and generated cross sections. Of significance is that where the test pits were able to penetrate below the pebble conglomerate the encountered clay rich units were significantly devoid of gold colour counts and assay analysis.

The pit sampling has successfully identified the sand and pebble conglomerates as auriferous in the area of the Matandani Main workings, along the Mbwemkuru River.

Geological Mapping and Bedrock Sampling. Geological mapping work is ongoing in the Mkuvia Project. The mapping is conducted at scale of 1:20,000. However, most of the Mkuvia Property lies under superficial covers, with outcrops being exposed on the NE-SW trending Mbwemkuru ridge located in the central - eastern portion of the property and along rivers and streams beds flowing in the southern portion. The dominant basement lithologies encountered during the mapping, stream sampling and pitting activities are biotite-hornblende gneiss, which developed strong foliation fabrics and compositional banding and weakly foliated to massive quartzo-feldspathic gneiss referred as granite-gneiss, with granular igneous texture being preserved. The granite-gneiss is characterized by granoblastic texture and weak foliation fabrics. Quartz-magnetite subcrops and rubbles are exposed on the northern part along Mbwemkuru ridge. The rock is characterized by alternating narrow bands/layers of quartz and magnetite. The basement rocks have been intruded by the late pegmatite dykes and veins and quartz veins.

The superficial covers which dominated the western part of the project consist of palaeo-sands, gravels, pebbles and cobbles deposition, with recent river deposition and clayey material. The pebbles and cobbles are well rounded, made up of mainly quartzite and quartz vein.

Calcrete formations have been observed, mostly formed in the swamps.

Bedrock sampling work is taking place concurrently with the geological mapping. Thus far, a total of 60 bedrock samples were collected for gold and base metals assaying and references. The samples for assaying were sent to SGS Laboratory, Mwanza for analysis. Many of the bedrock samples were collected from the central-eastern portion of the property where basement rocks are well exposed along Mbwemkuru Hill and river beds.

Stream and Sediments Sampling. Reconnaissance stream sediments sampling work commenced in September 2008 in all prioritized rivers and streams within the Mkuvia Property. The objective of the program was to quickly define the pattern and limit of the placer gold mineralization within the property. The program was undertaken in the eastern and northeast part of the property. The stream samples were taken from at least one meter deep pits dug to the base of the selected part of the stream where gravels and heavy minerals are concentrated. A total of 73 stream sediments samples were collected during the period from September to December 2008.

From September 2008, sample treatment was by a 7.5 inch Knelson Concentrator to produce a heavy mineral concentrate. This concentrate was dried and examined under a binocular microscope to identify heavy minerals of interest and gold. The gold was recovered, described, and gold grain counts were recorded to guide exploration in the reconnaissance stream samples.

A preliminary review heavy mineral stream sampling, field observations and interpretation of available aerial photography has resulted in the identification of substantial additional areas of recent palaeo-alluvial deposits in the Mkuvia project area. The initial reconnaissance heavy mineral sampling has highlighted several drainages and gravel ridges that warrant exploration and further evaluation.

Of the 256 stream samples, over a hundred had gold colours of more then 10 with 16 having over 100. With reference to the work done in the pits, and since the samples taken from the stream sediments were done with the same volumetric procedure, the high colour counts suggest that other zones with grade potential could be identified on the property.

Results and Recommendations

The authors of the 43-101 report concluded that the Mkuvia Property is a significant property of exploration merit and have recommended a two-phase exploration program, as described below, which the Company intends to implement, subject to sufficient funding.

Phase I has a budget of $2.58 million and will lead directly to the implementation of Phase II. Phase II is contingent on positive results that show the presence of gold in measurable quantities throughout the units identified and tested in Phase I. A decision will be made at the completion of Phase I as to whether to proceed to Phase II.

Phase II is recommended to expand on the results of Phase I with a full test mining program which will include development and resource definition and consisting of further Auger or a reverse circulation drilling program, a further local test mining pit sampling along sections of newly selected areas, and full scale test placer operation. Phase II has a budget of $7.42 million.

A break-down of the budgets for each of Phase I and Phase II are as follows:

PHASE I
	Action	Budgeted Cost
1.	Quaternary Surface geological mapping and drill site selection	$25,000
2.	Additional Pit Sampling on Cross section	$150,000
3.	Drilling 3000 metres @ $125/metre (15 to 20 metres /hole)	$375,000
4.	Assaying (Pan cons, soil, etc.)	$30,000
5.	Permitting and bonding	$20,000
6.	Support, logistical and operational, travel & supplies	$250,000
7.	Drill Site preparation	$100,000
8.	Test Pit Equipment and Operation	$1,000,000
9.	Supervision, report writing & contingency (20%)	$430,000
Total:		$2,580,000

PHASE II
	Action	Budgeted Cost
1.	Drilling 6000 metres @ $125/ metre (15 to 20 metres /hole	$750,000
2.	Quaternary Surface geological mapping and drill site selection	$40,000
3.	Test Pit Operation	$250,000
4.	Large Scale Test Pit Equipment and Operation	$2,500,000
5.	Support logistical and operational, travel & supplies	$2,500,000
6.	Supervision, report writing & contingency (25%)	$1,380,000
Total:		$7,420,000

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

We will require additional financing in order to pursue the exploration of the Mkuvia Project to determine whether a economic mineral deposit exists on the property. Our ability to pursue the exploration program outlined above is contingent on our ability to raise additional financing in order to proceed with such exploration. There is no assurance that we will be able to obtain any additional financing to fund our exploration activities.

Other Property Interests

All of our properties are in the exploration stage. As indicated above, our primary focus at this time is with respect to the Mkuvia Alluvial Gold Project. The Company has allowed its interests in various other properties to lapse during its most recent fiscal year, including the following:

  Prospecting License No. 2683/2004 known as "Ashanti South East;

  Prospecting License Renewal No. 2957/2005 known as "Negero",

  Prospecting License No. 2810/2004, known as "Tabora";

  Prospecting License No. 3118/2005, known as "KM 7";

  Prospecting License No. 2987/2005 in Tanzania known as "Kwadijava"; and

  several other unnamed prospecting licenses.

Thus, as of the date of this report, the only other mineral property interests that the Company has retained, other than the Mkuvia Project as described in detail above, are the Morogoro and Magembe properties, as discussed below.

Morogoro. On August 4, 2005, we entered into an Asset Purchase Agreement (the "KBT Agreement") with KBT Discovery Group Tanzania Ltd. ("KBT") to acquire three prospecting licenses, which cover an area of approximately 621 square kilometers in Tanzania, for an aggregate purchase price of $75,000 and 2,800,000 restricted shares of common stock. On November 10, 2005, we entered into an amendment agreement to the KBT Agreement pursuant to which the number of shares to be issued was increased to 5,600,000 restricted shares of common stock. On October 16, 2006, we entered into an Amendment Agreement in which the aggregate purchase price was increased to $225,000. By the end of the fiscal year ended May 31, 2006, we had completed due diligence and closed the agreement. At the first closing, Prospecting License No. 2810/2004, known as "Tabora", was transferred to us and we issued 5,600,000 restricted shares of common stock to KBT. Prospecting License No. 3117/2005, known as "Morogoro", and Prospecting License No. 3118/2005, known as "KM 7", were in the name of Atlas Africa Limited ("Atlas"), a Tanzanian company. KBT had entered into an agreement with Atlas which gave KBT the right to prospect minerals under the Morogoro and KM 7 Prospecting Licenses and an option to enter into a joint venture with Atlas to prospect and mine minerals under the Morogoro and KM 7 Prospecting Licenses. KBT caused Atlas to terminate this joint venture agreement and transferred the Morogoro and KM 7 Prospecting Licenses to us and we paid KBT $75,000. On July 19, 2006, we entered into a Letter of Amendment, pursuant to which we agreed to pay $50,000 directly to Atlas. During the year ended May 31, 2007, we paid the $50,000 to Atlas and recognized an impairment loss of $50,000 as there are no proven or probable reserves on any of the Tanzania properties. The prospecting licenses expire three years after the initial issuance. We can apply to reacquire 50% of the area covered by the original prospecting licenses. As at February 28, 2009, the Company has applied to reacquire the licenses. As noted above, however, the Company has allowed its interests in Tabora and KM 7 to lapse, but the Company has retained its interest in Morogoro.

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

Magembe. On November 17, 2006, we entered into an Asset Purchase Agreement with Atlas to acquire Prospecting License No. 3920/2006, known as "Shinyanga" or "Magembe", which covers an area of approximately 46 square kilometres in Tanzania. The license was transferred to us on signing the agreement for an aggregate purchase price of $200,000 (paid) and 4,500,000 restricted shares of common stock. We determined the fair market value of the 4,500,000 shares to be $3,172,500. As at May 31, 2007, the Company had issued 1,500,000 shares, and as at May 31, 2009, the remaining 3,000,000 shares that are issuable under the agreement had not been issued.

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

The Company's mineral interests in Tanzania are held under prospecting licenses granted pursuant to the Mining Act, 1998 (Tanzania) for an initial period of three years and a prospecting license reconnaissance issued for initial periods of two years, and are renewable in two successive periods of two years only. We must pay annual rental fees for our prospecting licenses at a rate of $20 per square kilometer. There is also an initial one-time "preparation fee" of $200 per license. Upon renewal, we pay a fee of $200 per license. Renewals of our prospecting licenses can take many months and even years to process by the regulatory authority in Tanzania.

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

The geographical area covered by a prospecting license ("PL") may contain one or more previously granted primary mining licenses (a "PML"). A PLM is a mining license granted only to a Tanzanian citizen consisting of an area of not to exceed 10 hectares. Once a PL is granted, no additional PMLs can be granted within the geographical area covered by the PL. The PL is subject to the rights of previously granted and existing PMLs. The holder of a PL will have to work around the geographical area of the PML unless the PL holder acquires the PML and any rights to the land covered by the PML.

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

We were incorporated in January 2004 and have a limited operating history which makes it difficult to evaluate the investment merits of our Company. As of May 31, 2009, we had incurred losses since inception of $28,046,244. There can be no assurance that we will be profitable in the future.

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

We have not been profitable since our inception. For the fiscal year ended May 31, 2009, we had a net loss of $4,759,010. Since our inception on January 5, 2004 to May 31, 2009, we had a net loss of $28,046,244. We have not generated revenues from operations and do not expect to generate revenues from operations until one or more of our properties is placed in production. There is a risk that none of our properties will be placed in production, and that our operations will not be profitable in the future and you could lose your entire investment.

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

We depend on key management personnel.

The success of our operations and activities is dependent to a significant extent on the efforts and abilities of our management. We do not have employment contracts with, and we do not maintain key-man life insurance on, our President, Chief Executive Officer, Chairman or Chief Financial Officer. A loss of any of them could adversely affect our business.

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

Our mineral property interests may be subject to other mining licenses.

Local residents in Tanzania may have registered the right to mine in small areas located within a prospecting license, such rights are evidenced by a mining license. There can be no guarantee that we will be successful in negotiating with mining license owners to acquire their rights if we determine that we need their permission to drill or mine on the land covered by such mining licenses.

We have requirements for and there is an uncertainty of access to additional capital.

At May 31, 2009, we had cash of $197,030 and a working capital deficit of $1,061,606. We will continue to incur exploration costs to fund our plan of operations and intend to fund our plan of operations from working capital and equity subscriptions. Ultimately, our ability to continue our exploration activities depends in part on our ability to commence operations and generate revenues or to obtain financing through joint ventures, debt financing, equity financing, production sharing agreements or some combination of these or other means. There can be no assurance that we will be able to obtain any such financing.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at 400-1445 West Georgia Street, Vancouver, British Columbia, V6G 2T3.

Our mineral claim interests and the properties underlying such interests are described above under Item 1, "Business".

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings nor are we aware of any legal proceedings pending or threatened against us or our properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock were quoted for trading on the OTC Bulletin Board under the symbol "DLKM.OB" on March 23, 2005. The market for our common stock is limited, volatile and sporadic. The following table sets forth the high and low bid prices relating to our common stock for the periods indicated, as provided by the OTC Bulletin Board. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
May 31, 2009	$0.51	$0.19
February 28, 2009	$0.69	$0.12
November 30, 2008	$0.69	$0.23
August 31, 2008	$1.01	$0.22
May 31, 2008	$0.57	$0.11
February 29, 2008	$0.25	$0.08
November 30, 2007	$0.48	$0.12
August 31, 2007	$0.70	$0.30

Holders

As of October 9, 2009, we had 129 shareholders of record.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Effective on June 23, 2009, we completed a non-brokered private placement pursuant to which we issued from treasury to 10 subscribers an aggregate of 1,392,000 units at a subscription price of $0.25 per unit for proceeds of $348,000. Each unit consists of one share of our common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional share of common stock at an exercise price of $0.40 per share until June 23, 2010. We relied on an exemption from registration under the Securities Act provided by Rule 506 for U.S. accredited investors, in each case based on representations and warranties provided by the subscribers in their respective subscription agreements entered into between each subscriber and our Company.

Effective on August 26, 2009, we completed a non-brokered private placement pursuant to which we issued from treasury to one subscriber 75,000 units at a subscription price of $0.20 per unit for proceeds of $15,000. Each unit consists of one share of our common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional share of common stock at an exercise price of $0.30 per share until August 26, 2010. We relied on an exemption from registration under the Securities Act provided by Rule 506 for U.S. accredited investors, in each case based on representations and warranties provided by the subscribers in their respective subscription agreements entered into between each subscriber and our Company.

The net proceeds of these offerings will be used to advance our various resource acquisition, exploration and development activities in Tanzania and for general working capital and corporate purposes.

No Repurchases

Neither we nor any of our affiliates have made any purchases of our equity securities during the fourth quarter of our fiscal year ended May 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited financial statements as at May 31, 2009, May 31, 2008 and for the period from inception (January 5, 2004) to May 31, 2009 and (ii) the section entitled "Business", included in this annual report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this annual report.

Plan of Operations

Our plan of operations for the next twelve months is to focus on the exploration of our mineral properties in Tanzania, particularly with respect to the Mkuvia Alluvial Gold Project. We anticipate that we will require approximately $2,600,000 for our plan of operations over the next twelve months, as follows:

(a)          approximately $1,600,000 for a portion of Phase I of our exploration program as described in Item 1 - "Business" above.

(b)          approximately $1,000,000 for management, consulting, administration and operating expenses.

At May 31, 2009, we had cash of $197,030 and a working capital deficit of $1,061,606. We will require additional funds to pursue our plan of operations as set forth above. Accordingly, we will be required to obtain additional financing in order to pay our planned expenses during the next 12 months. We are continuing to seek to raise funds through private placement offerings of our shares of common stock. However, there can be no assurance that we will complete any such private placement offerings or that the funds raised will be sufficient for us to pay our expenses for and beyond the next twelve months.

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

Financial Condition

During the twelve-month period following the date of this annual report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations during and beyond the next twelve months. We believe that debt financing will not be an alternative for funding as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund any additional and more advanced exploration programs beyond our initial aforementioned exploration program. In the absence of such financing, we will not be able to continue exploration of the property underlying our mineral claim interest and our business plan will fail. Even if we are successful in obtaining equity financing to fund any continuation of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of the property underlying our mineral claim interest. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claim interest.

We may consider entering into a joint venture arrangement to provide the required funding to develop the property underlying our mineral claim interest. We have not undertaken any efforts to locate a joint venture participant. Even if we determined to pursue a joint venture participant, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of the property underlying our mineral claim interest. If we entered into a joint venture arrangement, we would likely have to assign a percentage of our interest to the joint venture participant.

Results of Operations

The following sets table sets out our losses for the periods indicated:
	Year Ended May 31, 2009 (Audited)	Year Ended May 31, 2008 (Audited)	For the Period from Inception (January 5, 2004) to May 31, 2009 (Audited)
Expenses
General and administrative	$ 3,048,481	$ 679,053	$ 8,636,404
Impairment of mineral property costs	-	(100,000)	17,499,571
Mineral property costs	1,661,186	42,403	1,931,481
Rent	49,343	10,686	77,734

Total Expenses	4,759,010	632,142	28,145,190
Loss Before Other Expense	(4,759,010)	(632,142)	(28,145,190)
Other Income (Expense)
Mineral property option payments	-	156,017	156,017
Loss on sale of investment securities	-	(15,804)	(57,071)

Net loss	(4,759,010)	(491,929)	(28,046,244)

Results of Operations for the Years Ended May 31, 2009 and 2008

Revenues

We had no operating revenues since our inception (January 5, 2004) to May 31, 2009. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

Our expenses in the year ended May 31, 2009 increased to $4,759,010 from $632,142 in the year ended May 31, 2008, primarily as a result of an increase in general and administrative costs, which included stock based compensation of $1,188,706.

Net Loss

Our net loss for the year ended May 31, 2009 was $4,759,010, compared to $491,929 for the year ended May 31, 2008.

Liquidity and Capital Resources

We had cash of $197,030 and a working capital deficit of $1,061,606 at May 31, 2009.

We estimate that our total expenditures over the next twelve months will be approximately $2,600,000, as outlined above under the heading "Plan of Operations".

Net Cash Used in Operating Activities

Net cash used in operating activities was $3,588,880 during the year ended May 31, 2009, as compared to $457,346 during the year ended May 31, 2008. Net cash used in operating activities from our inception on January 5, 2004 to May 31, 2009 was $6,001,424.

Cash from Financing Activities

During the year ended May 31, 2009, we received $3,805,600 net cash from financing activities from the sale of our common stock. During the year ended May 31, 2008, we received $308,000 net cash from financing activities from the sale of our common stock. We have funded our business to date primarily from sales of our common stock. From our inception on January 5, 2004 to May 31, 2009, we raised a total of approximately $6,372,183 from private offerings of our securities.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the property underlying our mineral claim interest and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report on our audited financial statements for the year ended May 31, 2009 that they have substantial doubt we will be able to continue as a going concern.

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

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of May 31, 2009 or May 31, 2008.

Financial Instruments

SFAS No. 157 "Fair Value Measurements" requires an entity to maximize the use of observable inputs and the fair value of financial instruments, which include cash, accounts payable, amounts due to related parties, and loans payable were estimated to approximate their carrying values due to the immediate or short-term maturities of these financial instruments. The Company's operations are in Canada, China and Africa, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162". The FASB Accounting Standards Codification ("Codification") will become the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission "SEC" under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)". The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, "Accounting for Transfers of Financial Assets", and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB No. 140". The object of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This statement addresses (1) practices that have developed since the issuance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS No. 166 must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. The disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2009, FASB issued SFAS No. 165, "Subsequent Events". SFAS 165 establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 is not expected to have a material effect on the Company's consolidated financial statements.

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

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a material effect on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS

Douglas Lake Minerals Inc.
(An Exploration Stage Company)

May 31, 2009

Report of Independent Registered Public Accounting Firm

To the Stockholders
Douglas Lake Minerals Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Douglas Lake Minerals Inc. (An Exploration Stage Company) as of May 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and stockholders' deficit for the years then ended and accumulated for the period from January 5, 2004 (Date of Inception) to May 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Douglas Lake Minerals Inc. (An Exploration Stage Company) as of May 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and accumulated for the period from January 5, 2004 (Date of Inception) to May 31, 2009 in conformity with accounting principles generally accepted in the United States.

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

CHARTERED ACCOUNTANTS

Vancouver, Canada

October 13, 2009

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)
	May 31, 2009 $	May 31, 2008 $
ASSETS
Current Assets
Cash	197,030	53,610
Prepaid expenses (Note 3)	15,665	163,292

Total Current Assets	212,695	216,902
Property and Equipment (Note 4)	58,249	1,165

Total Assets	270,944	218,067

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	513,379	369,081
Accrued liabilities (Note 7)	273,599	535,781
Loan payable (Note 8)	-	20,000
Due to related parties (Note 5)	487,323	551,858

Total Liabilities	1,274,301	1,476,720

Commitments and Contingencies (Notes 1, 6 and 12)
Stockholders' Deficit
Common Stock Authorized: 500,000,000 shares (2008-100,000,000), $0.001 par value Issued and outstanding: 66,646,282 shares (2008 - 41,385,865 shares)	66,646	41,386
Additional Paid-in Capital	24,291,241	19,380,195
Common Stock Subscribed (Notes 6, 9 and 12(a))	2,576,000	2,498,000
Donated Capital	109,000	109,000
Deficit Accumulated During the Exploration Stage	(28,046,244)	(23,287,234)

Total Stockholders' Deficit	(1,003,357)	(1,258,653)

Total Liabilities and Stockholders' Deficit	270,944	218,067

(The accompanying notes are an integral part of these consolidated financial statements)

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
	Accumulated from January 5, 2004 (Date of Inception) to May 31, 2009 $	For the Year Ended May 31, 2009 $	For the Year Ended May 31, 2008 $
Revenue	-	-	-

Expenses
General and administrative (Note 5)	8,636,404	3,048,481	679,053
Impairment (recovery) of mineral property costs	17,499,571	-	(100,000)
Mineral property costs	1,931,481	1,661,186	42,403
Rent	77,734	49,343	10,686

Total Expenses	28,145,190	4,759,010	632,142
Net Loss Before Other Income (Expense)	(28,145,190)	(4,759,010)	(632,142)
Other Income (Expense)
Mineral property option payments	156,017	-	156,017
Loss on sale of investment securities	(57,071)	-	(15,804)

Net Loss	(28,046,244)	(4,759,010)	(491,929)

Net Loss Per Share - Basic and Diluted		(0.08)	(0.01)

Weighted Average Shares Outstanding		57,781,000	39,439,000

(The accompanying notes are an integral part of these consolidated financial statements)

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
	Accumulated from January 5, 2004 (Date of Inception) to May 31, 2009 $	For the Year Ended May 31, 2009 $	For the Year Ended May 31, 2008 $
Operating Activities
Net loss for the period	(28,046,244)	(4,759,010)	(491,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	17,803	16,216	388
Donated services and rent	9,000	-	-
Impairment (recovery) of mineral property costs	17,492,074	-	(100,000)
Loss on sale of investment securities	57,071	-	15,804
Mineral property option payments	(156,017)	-	(156,017)
Stock-based compensation	3,827,454	1,188,706	-
Changes in operating assets and liabilities:
Prepaid expenses	(15,665)	147,627	(143,292)
Accounts payable and accrued liabilities	88,020	(291,842)	37,215
Due to related parties	725,080	109,423	380,485

Net Cash Used in Operating Activities	(6,001,424)	(3,588,880)	(457,346)

Investing Activities
Mineral property acquisition costs	(697,677)	-	100,000
Proceeds from mineral property options	600,000	-	100,000
Purchase of property and equipment	(76,052)	(73,300)	(1,553)

Net Cash (Used In) Provided By Investing Activities	(173,729)	(73,300)	198,447

Financing Activities
Repayment of loan payable	-	(20,000)	-
Proceeds from common stock subscribed	323,000	323,000	245,000
Proceeds from issuance of common stock	6,370,532	3,643,600	90,000
Share issuance costs	(321,349)	(141,000)	(27,000)

Net Cash Provided By Financing Activities	6,372,183	3,805,600	308,000

Increase in Cash	197,030	143,420	49,101
Cash - Beginning of Period	-	53,610	4,509

Cash - End of Period	197,030	197,030	53,610

Non-cash Investing and Financing Activities
Amount owing pursuant to mineral license acquisition agreements included in accrued liabilities	250,000	(275,000)	525,000
Common shares subscribed for mineral licenses acquired	2,253,000	(245,000)	(389,500)
Common shares issued for mineral licenses acquired	14,796,750	-	634,500
Shares gifted to the Company to settle accounts payable	100,000	-	-
Investment securities received and sold by the President of the Company on behalf of the Company	79,603	-	56,017

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Statement of Stockholders' Deficit
(Expressed in U.S. dollars)
	Shares #	Amount $	Additional Paid-in Capital $	Common Stock Subscribed $	Donated Capital $	Deficit Accumulated During the Exploration Stage $	Total $
Balance - January 5, 2004 (Date of Inception)	-	-	-	-	-	-	-
Issuance of common shares for cash:
At $0.001 per share	2,000,000	2,000	-	-	-	-	2,000
At $0.05 per share	1,050,000	1,050	51,450	-	-	-	52,500
At $0.25 per share	41,000	41	10,209	-	-	-	10,250
Share issuance costs	-	-	(6,475)	-	-	-	(6,475)
Donated services	-	-	-	-	2,500	-	2,500
Net loss for the period	-	-	-	-	-	(36,874)	(36,874)

Balance - May 31, 2004	3,091,000	3,091	55,184	-	2,500	(36,874)	23,901
Issuance of common shares for cash:
At $0.01 per share	22,000	22	198	-	-	-	220
At $0.25 per share	945,400	945	228,217	-	-	-	229,162
Common stock subscribed	-	-	-	336,766	-	-	336,766
Donated services	-	-	-	-	3,500	-	3,500
Net loss for the year	-	-	-	-	-	(430,090)	(430,090)

Balance - May 31, 2005	4,058,400	4,058	283,599	336,766	6,000	(466,964)	163,459
Issuance of common shares for cash at $0.30 per share	1,322,332	1,323	395,377	(336,766)	-	-	59,934
Share issuance costs	-	-	(2,974)	-	-	-	(2,974)
Issuance of common shares to acquire mineral properties	16,000,000	16,000	5,604,000	-	-	-	5,620,000
Shares gifted to the Company to settle accounts payable	-	-	-	-	100,000	-	100,000
Net loss for the year	-	-	-	-	-	(5,985,395)	(5,985,395)

Balance - May 31, 2006	21,380,732	21,381	6,280,002	-	106,000	(6,452,359)	(44,976)

(The accompanying notes are an integral part of these consolidated financial statements)

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Statement of Stockholders' Deficit
(Expressed in U.S. dollars)
	Shares #	Amount $	Additional Paid-in Capital $	Common Stock Subscribed $	Donated Capital $	Deficit Accumulated During the Exploration Stage $	Total $
Balance - May 31, 2006	21,380,732	21,381	6,280,002	-	106,000	(6,452,359)	(44,976)
Issuance of common shares for cash at $0.70 per share	2,430,133	2,430	1,698,670	-	-	-	1,701,100
Share issuance costs	-	-	(143,900)	-	-	-	(143,900)
Common shares issued for consulting services	150,000	150	105,600	-	-	-	105,750
Common shares issued for mineral licenses acquired	11,650,000	11,650	8,265,100	-	-	-	8,276,750
Common shares subscribed for mineral licenses acquired	-	-	-	2,837,500	-	-	2,837,500
Common shares subscribed for consulting services	-	-	-	50,000	-	-	50,000
Fair value of stock options granted	-	-	2,482,998	-	-	-	2,482,998
Donated rent	-	-	-	-	3,000	-	3,000
Net loss for the year	-	-	-	-	-	(16,342,946)	(16,342,946)

Balance - May 31, 2007	35,610,865	35,611	18,688,470	2,887,500	109,000	(22,795,305)	(1,074,724)
Shares issued for mineral licenses acquired	900,000	900	633,600	(634,500)	-	-	-
Issuance of common shares for cash at $0.30 per share	300,000	300	89,700	-	-	-	90,000
Share issuance costs	-	-	(27,000)	-	-	-	(27,000)
Common shares issued upon cashless exercise of options	4,575,000	4,575	(4,575)	-	-	-	-
Common shares subscribed for cash at $0.10 per share	-	-	-	50,000	-	-	50,000
Common shares subscribed for cash at $0.15 per share	-	-	-	195,000	-	-	195,000
Net loss for the year	-	-	-	-	-	(491,929)	(491,929)

Balance - May 31, 2008	41,385,865	41,386	19,380,195	2,498,000	109,000	(23,287,234)	(1,258,653)

(The accompanying notes are an integral part of these consolidated financial statements)

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Statement of Stockholders' Deficit
(Expressed in U.S. dollars)
	Shares #	Amount $	Additional Paid-in Capital $	Common Stock Subscribed $	Donated Capital $	Deficit Accumulated During the Exploration Stage $	Total $
Balance - May 31, 2008	41,385,865	41,386	19,380,195	2,498,000	109,000	(23,287,234)	(1,258,653)
Issuance of common shares for cash at $0.10 per share	1,000,000	1,000	99,000	(50,000)	-	-	50,000
Issuance of common shares for cash at $0.15 per share	12,000,013	12,001	1,787,999	(195,000)	-	-	1,605,000
Issuance of common shares for cash at $0.20 per share	6,462,500	6,462	1,286,038	-	-	-	1,292,500
Issuance of common shares for cash at $0.25 per share	1,400,404	1,400	348,700	-	-	-	350,100
Issuance of common shares for cash at $0.30 per share	500,000	500	149,500	-	-	-	150,000
Issuance of common shares for cash at $0.40 per share	362,500	362	144,638	-	-	-	145,000
Share issuance costs	-	-	(141,000)	-	-	-	(141,000)
Common shares issued upon cashless exercise of options	3,365,000	3,365	(3,365)	-	-	-	-
Issuance of common shares upon the exercise of options at $0.30 per share	170,000	170	50,830	-	-	-	51,000
Common shares subscribed for cash at $0.25 per share	-	-	-	323,000	-	-	323,000
Stock-based compensation	-	-	1,188,706	-	-	-	1,188,706
Net loss for the year	-	-	-	-	-	(4,759,010)	(4,759,010)

Balance - May 31, 2009	66,646,282	66,646	24,291,241	2,576,000	109,000	(28,046,244)	(1,003,357)

(The accompanying notes are an integral part of these consolidated financial statements)

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2009
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at May 31, 2009, the Company has a working capital deficit of $1,061,606 and has accumulated losses of $28,046,244 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2009
(Expressed in U.S. dollars)

2. Summary of Significant Accounting Policies (continued)

d) Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at May 31, 2009 and 2008, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2009
(Expressed in U.S. dollars)

2. Summary of Significant Accounting Policies (continued)

j) Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any assets retirement obligations as of May 31, 2009 and 2008.

k) Financial Instruments

SFAS No. 157 "Fair Value Measurements" requires an entity to maximize the use of observable inputs and The fair value of financial instruments, which include cash, accounts payable, amounts due to related parties, and loans payable were estimated to approximate their carrying values due to the immediate or short-term maturities of these financial instruments. The Company's operations are in Canada, China and Africa, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

To the extent that the Company incurs transactions that are not denominated in its functional currency, they are undertaken in Canadian dollars, Chinese Yuan Renminbi ("RMB"), and Tanzanian Schilling. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2009
(Expressed in U.S. dollars)

2. Summary of Significant Accounting Policies (continued)

o) Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162". The FASB Accounting Standards Codification ("Codification") will become the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission "SEC" under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)". The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, "Accounting for Transfers of Financial Assets", and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB No. 140". The object of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This statement addresses (1) practices that have developed since the issuance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS No. 166 must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. The disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2009, FASB issued SFAS No. 165, "Subsequent Events". SFAS 165 establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 is not expected to have a material effect on the Company's consolidated financial statements.

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

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2009
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

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a material effect on the Company's financial statements.

q) Reclassifications

Certain reclassifications have been made to the prior period's consolidated financial statements to conform to the current period's presentation.

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2009
(Expressed in U.S. dollars)

3. Prepaid Expenses

The components of prepaid expenses are as follows:

	May 31, 2009 $	May 31, 2008 $

General and administrative	9,273	-
Rent	3,098	903
Travel and exploration expenses	3,294	-
Mineral property option payments	-	20,000
Finder's fees	-	40,000
Consulting fees	-	102,389

Total prepaid expenses	15,665	163,292

4. Property and Equipment

 Cost
$

 Accumulated
Amortization
$

 May 31,
2009
Net Book
Value
$

 May 31,
2008
Net Book
Value
$

Automobiles

54,000

11,250

42,750

-

Office equipment

22,051

6,552

15,499

1,165

76,051

17,802

58,249

1,165

5. Related Party Transactions

a) As at May 31, 2009, the Company owed the former President of the Company $Nil (2008 - $47,788) which is non-interest bearing, unsecured and due on demand.  During the year ended May 31, 2009, $47,788 was reclassified to accounts payable.

b) During the year ended May 31, 2009, the Company incurred $196,435 (2008 - $294,176) of consulting fees included in general and administrative expenses, and reimbursed $285,015 (2008 - $139,384) of expenses incurred on behalf of the Company, by various directors and officers. As at May 31, 2009, the Company was indebted to the former Chief Financial Officer of the Company for $Nil (2008 - $46,167), the Chief Executive Officer of the Company for $487,323 (2008 - $349,657) and two former directors of the Company for $Nil (2008 - $108,246). The amounts due are non-interest bearing, unsecured and due on demand.  During the year ended May 31, 2009, the Company reclassified $27,669 owed to the former Chief Executive Officer and $98,500 owed a former director to accounts payable.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of May 31, 2009

(Expressed in U.S. dollars)

6. Mineral Properties

Tanzania, Africa

a) On August 4, 2005, the Company entered into an Asset Purchase Agreement (the "KBT Agreement") with KBT Discovery Group Tanzania Ltd. ("KBT") to acquire three Prospecting Licenses, which cover an area of approximately 621 square kilometres in Tanzania, for an aggregate purchase price of $75,000 and 2,800,000 restricted shares of common stock. On November 10, 2005, the Company entered into an Amendment Agreement in which the number of shares to be issued was increased to 5,600,000 restricted shares of common stock. On October 16, 2006, the Company entered into an Amendment Agreement in which the aggregate purchase price was increased to $225,000. By the end of the fiscal year ended May 31, 2006, the Company had completed its due diligence and closed the agreement. At the first closing, Prospecting Licence No. 2810/2004, known as "Tabora", was transferred to the Company's name and the Company issued 5,600,000 restricted shares of common stock to KBT (See (d) below). The Prospecting Licence No. 3117/2005, known as "Morogoro", and Prospecting Licence No. 3118/2005, known as "KM 7", were in the name of Atlas Africa Limited ("Atlas"), a Tanzanian company. KBT had entered into an agreement with Atlas which gave KBT the right to prospect minerals under the Morogoro and KM 7 Prospecting Licenses and an option to enter into a joint venture with Atlas to prospect and mine minerals under the Morogoro and KM 7 Prospecting Licenses. KBT caused Atlas to terminate the joint venture agreements and transferred the Morogoro and KM 7 Prospecting Licenses to the Company's name and the Company paid KBT $75,000. On July 19, 2006, the Company entered into a Letter of Amendment, whereby the Company paid $50,000 directly to Atlas. During the year ended May 31, 2007, the Company paid the $50,000 to Atlas and recognized an impairment loss of $50,000 as there are no proven or probable reserves on any of the Tanzania properties. The prospecting licenses expire three years after their initial issuance.  The Company can apply to reacquire 50% of the area covered by the original prospecting license.  As at May 31, 2009, the Company has applied to reacquire Morogoro license.

b) On August 4, 2005, the Company entered into an Asset Purchase Agreement (the "HG Agreement") with Hydro-Geos Consulting Group Tanzania Limited ("HG") to acquire Prospecting License No. 2683/2004 known as "Ashanti South East", which covers an area of approximately 210 square kilometres in Tanzania, for an aggregate purchase price of 2,600,000 restricted shares of common stock. On November 10, 2005, the Company entered into an Amendment Agreement in which the number of shares to be issued was increased to 5,200,000 restricted shares of common stock. By the end of the fiscal year ended May 31, 2006, the Company had completed its due diligence and closed the agreement. At closing, Prospecting License Ashanti South East was transferred to the Company's name and the Company issued 5,200,000 restricted shares of common stock to HG (See (d) below). The prospecting licenses expire three years after their initial issuance.  The prospecting licenses expire three years after their initial issuance.  The Company can apply to reacquire 50% of the area covered by the original prospecting license.  As at May 31, 2009, the Company has let the licenses lapse.

c) On August 4, 2005, the Company entered into an Asset Purchase Agreement (the "Megadeposit Agreement") with Megadeposit Explorers Limited ("Megadeposit") to acquire Prospecting Licence Renewal No. 2957/2005 known as "Negero", which covers an area of approximately 207 square kilometres in Tanzania, for an aggregate purchase price of 2,600,000 restricted shares of common stock. On November 10, 2005, the Company entered into an Amendment Agreement in which the number of shares to be issued was increased to 5,200,000 restricted shares of common stock. By the end of the fiscal year ended May 31, 2006, the Company had completed its due diligence and closed the agreement. At closing, Prospecting License Green Hills South East was transferred to the Company's name and the Company issued 5,200,000 restricted shares of common stock to Megadeposit (See (d) below).  This Prospecting License expired on December 21, 2006, and Megadeposit will apply for a prospecting license ("Reacquired PLs") covering the same area previously covered by Prospecting Licence No. 2957/2005.  Pursuant to an agreement to transfer mineral rights dated June 20, 2007 between Megadeposit and Douglas Lake, Megadeposit will transfer the Reacquired PLs to the Company for no consideration.  At May 31, 2009, the Reacquired PL's had been applied for and will be transferred to the Company once they are granted.  The Company has let the licenses lapse. Refer to Note 6(s).

d) On April 26, 2006, the Company issued a total of 16,000,000 restricted shares of common stock at a fair value of $5,620,000 upon completion of due diligence related to the three agreements described in (a), (b), and (c) above.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of May 31, 2009

(Expressed in U.S. dollars)

6. Mineral Properties (continued)

Tanzania, Africa (continued)

e) On April 27, 2006, the Company entered into a Strategic Alliance Agreement with Canaco Resources Inc. ("Canaco"), a Canadian public company. Under the terms of the agreement, Canaco paid $350,000 (received during fiscal 2007) to the Company, and will provide technical management and fund the initial assessment of each of the prospects in Tanzania, in order to earn up to a 70% undivided interest in the prospects. The $350,000 payment can be allocated at Canaco's discretion to cash payments owing under subsequent option agreements.  On November 1, 2007, Canaco allocated $75,000 of the payment as the cash consideration owed under the option agreement described in Note 6(f)(i).  In connection with this agreement, the Company is required to issue 200,000 restricted shares of common stock. The Company determined the fair value of the 200,000 shares to be $88,000. The 200,000 shares have not been issued as at May 31, 2009, and $88,000 is included in common stock subscribed.

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

g) On November 17, 2006, the Company entered into an Asset Purchase Agreement with Atlas to acquire Prospecting License No. 3920/2006, which covers an area of approximately 46 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $200,000 (paid) and 4,500,000 restricted shares of common stock. The Company determined the fair value of the shares to be $3,172,500. As at May 31, 2007, the Company issued 1,500,000 shares at the fair value of $1,057,500 and at May 31, 2009, the remaining 3,000,000 shares at the fair value of $2,115,000 is included in common stock subscribed.  Refer to Note 6(q).

h) On November 17, 2006, the Company entered into an Asset Purchase Agreement with HG to acquire six Prospecting Licenses, which cover an area of approximately 2,388.79 square kilometres in Tanzania. Prospecting License No.'s 3868/2006, 3671/2005, 3398/2005, 3105/2005, 3211/2005, and 2961/2004 were transferred to the Company's name on signing the agreement for an aggregate purchase price of $600,000 ("Cash Payment") and issuance of 4,000,000 restricted shares of common stock (issued) at a fair value of $2,820,000. The Cash Payment is to be made as follows: $150,000 (paid) on signing of the agreement and $150,000 payments at the end of each ninety day period thereafter until the consideration is paid in full. As at May 31, 2009, $250,000 is included in accrued liabilities.  The Company has let Prospecting License No.'s 3671/2005, 3398/2005, 3105/2005, 3211/2005, and 2961/2004 lapse.

i) On November 19, 2006, the Company entered into an Asset Purchase Agreement with Megadeposit to acquire five Prospecting Licenses, which cover an area of approximately 1,401 square kilometres in Tanzania. Prospecting License Renewal No.'s 3436/2005 and 2874/2004, and Prospecting License No.'s 3107/2005, 3916/2006, and 2956/2004 were transferred to the Company's name on signing the agreement and the Company issued 4,000,000 restricted shares of common stock at a fair value of $2,820,000.  The Company has let these licenses lapse.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of May 31, 2009

(Expressed in U.S. dollars)

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

k) On November 21, 2006, the Company entered into an Asset Purchase Agreement with Haperk Traders Limited ("Haperk") to acquire Prospecting License Renewal No. 2987/2005 and Prospecting License No. 3267/2005, which cover an area of approximately 658 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $62,500 (paid) and issuance of 1,000,000 restricted shares of common stock at a fair value of $735,000. This Prospecting License expired on January 17, 2007, and Haperk will apply for a prospecting license ("Reacquired PLs") covering the same area previously covered by Prospecting Licence No. 2987/2005.  Pursuant to an agreement to transfer mineral rights dated June 20, 2007 between Haperk and Douglas Lake, Haperk will transfer the Reacquired PLs to the Company for no consideration. At May  31, 2009, the reacquired PL's had been applied for and will be transferred to the Company once they are granted.  The Company has let these licenses lapse. Refer to Note 6(r).

l) On November 21, 2006, the Company entered into an Asset Purchase Agreement with Sika Holdings Limited ("Sika") to acquire Prospecting License No. 2544/2004 which covers an area of approximately 5 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $60,000 (paid) and issuance of 750,000 restricted shares of common stock (issued) at a fair value of $551,250.  The Company has let the license lapse.

m) On November 21, 2006, the Company entered into an Asset Purchase Agreement with KBT to acquire two Prospecting Licenses, which cover an area of approximately 1,119 square kilometres in Tanzania. Prospecting License No.'s 3899/2006, and 3900/2006 were transferred to the Company's name on signing the agreement and the Company issued 200,000 restricted shares of common stock at a fair value of $147,000.  The Company has let these licenses lapse.

n) On November 22, 2006, the Company entered into an Asset Purchase Agreement with Robert Nicolas to acquire Prospecting License No. 3907/2006, which covers an area of approximately 34 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $15,000 (paid) and the issuance of 100,000 restricted shares of common stock (issued) at a fair value of $73,000. The Company has let the license lapse.

o) On November 22, 2006, the Company entered into an Asset Purchase Agreement with Atupele A. Mwanjala and Naniel Kerrosi to acquire Prospecting License No. 2797/2004 which covers an area of approximately 28.8 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $20,000 (paid) and issuance of 100,000 restricted shares of common stock (issued) at a fair value of $73,000.  The Company has let the license lapse.

p) On November 29, 2006, the Company entered into an Asset Purchase Agreement with Ziko Farms Limited ("Ziko") to acquire four Prospecting Licenses, which cover an area of approximately 284.26 square kilometres in Tanzania. Prospecting License No.'s 2637/2004, 2638/2004, 2639/2004, and 3826/2005 were transferred to the Company's name on signing the agreement for an aggregate purchase price of $90,174 (paid) and 900,000 restricted shares of common stock. The Company determined the fair value of the shares to be $634,500. On June 21, 2007 the Company issued 900,000 shares of common stock pursuant to the asset purchase agreement. The Company has let these licenses lapse.

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

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of May 31, 2009

(Expressed in U.S. dollars)

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

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of May 31, 2009

(Expressed in U.S. dollars)

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

t) On June 27, 2008, the Company entered into a Joint Venture Agreement that grants the Company the right to explore for minerals on properties in Liwale and Nachigwea Districts of Tanzania in consideration for the payment of $1,000,000 (paid) upon signing the agreement and $540,000 over five years beginning July 15, 2008. The $540,000 is payable in stages on a quarterly basis of which $80,000 ($40,000 paid) must be paid in the first year, and $460,000 over the next five years.  The holder of the property licenses retains a net smelter royalty return of 3%.  During the year ended May 31, 2009, the Company paid $80,000 of finder's fees related to this Agreement.  Subsequent to the year ended May 31, 2009, the Company entered into a new joint venture agreement, pursuant to which the Company no longer is obligated to pay the remaining $460,000 over five years, and the property the Company has the right to explore for minerals is reduced by 50 square kilometres. (See Note 15(a)).

7. Accrued Liabilities

The components of accrued liabilities are as follows:

 May 31,
2009
$

 May 31,
2008
$

Mineral property expenditures

250,000

525,000

Professional fees

23,599

8,443

Consulting

-

2,338

Travel expenses

-

-

Total accrued liabilities

273,599

535,781

8. Loan Payable

The balance owing to an unrelated third party is non-interest bearing, unsecured and due on demand.  During the year ended May 31, 2009, the amount was repaid.

9. Common Stock

a) At May 31, 2009, the Company had included in common stock subscribed cash proceeds of $323,000 relating to the private placement described in Note 15(b).

b) On April 1, 2009, the Company completed non-brokered private placements pursuant to which the Company issued 1,400,404 units at $0.25 per unit for proceeds of $350,101. Each unit consists of one share of common stock and one-half of one share purchase warrant.  Each whole warrant entitles the holder to acquire an additional share of common stock at an exercise price of $0.40 per share for a period of one year from closing.  The Company paid finder's fees of $47,500 pursuant to this private placement during the year ended May 31, 2009.

c) On January 21, 2009, the Company increased the authorized share capital from 100,000,000 shares of common stock to 500,000,000 shares of common stock with no change to the par value of $0.001 per share.

d) On January 21, 2009, the Company issued 1,975,000 shares of common stock upon the cashless exercise of 1,975,000 stock options.

e) On December 22, 2008, the Company completed non-brokered private placements pursuant to which the Company issued 500,000 units at $0.30 per unit for proceeds of $150,000. Each unit consists of one share of common stock and one share purchase warrant.  Each warrant entitles the holder to acquire an additional share of common stock at an exercise price of $0.50 per share for a period of one year from closing. The Company paid finder's fees of $7,500 pursuant to the private placement.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of May 31, 2009

(Expressed in U.S. dollars)

9. Common Stock (continued)

f) On December 17, 2008, the Company issued 750,000 shares of common stock upon the cashless exercise of 750,000 stock options.

g) On December 15, 2008, the Company issued 70,000 shares of common stock upon exercise of stock options for proceeds of $21,000.

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

i) On October 24, 2008, the Company issued 100,000 shares of common stock upon exercise of stock options for proceeds of $30,000.

j) On October 24, 2008, the Company issued 640,000 shares of common stock upon the cashless exercise of 640,000 stock options.

k) On October 15, 2008, the Company completed a non-brokered private placement pursuant to which the Company issued 5,000,000 shares of common stock at $0.20 per share for proceeds of $1,000,000.

l) On October 3, 2008, the Company completed a non-brokered private placement pursuant to which the Company issued 2,466,666 shares of common stock at $0.15 per share for proceeds of $370,000.

m) On September 15, 2008, the Company completed a non-brokered private placement pursuant to which the Company issued 866,667 shares of common stock at $0.15 per share for total proceeds of $130,000.

n) On August 15, 2008, the Company completed a non-brokered private placement for total proceeds of $1,767,500 comprised of:

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

The Company paid finder's fees of $22,000 pursuant to this private placement during the year ended May 31, 2008.  The Company paid finder's fees of $20,000 pursuant to this private placement during the year ended May 31, 2009.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of May 31, 2009

(Expressed in U.S. dollars)

10. Stock Options

The Company adopted a Stock Option Plan dated April 27, 2007, (the "2007 Stock Option Plan"), under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock.  At May 31, 2009, the Company had no shares of common stock available to be issued under the 2007 Stock Option Plan.

The Company adopted an additional Stock Option Plan dated October 20, 2008 (the "2008 Stock Option Plan"), under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. At May 31, 2009, the Company had 8,300,000 shares of common stock available to be issued under the 2008 Stock Option Plan.

During the year ended May 31, 2009, the Company granted stock options to acquire 2,910,000 common shares at a price of $0.30 per share exercisable for 5 years.  During the year ended May 31, 2009, the Company recorded stock-based compensation of $1,188,706 as general and administrative expense.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the year ended May 31, 2009 was $0.41 per share (2008 - $Nil). The weighted average assumptions used are as follows:

 Year Ended

 May 31,
2009

 May 31,
 2008

 Expected dividend yield

 0%

 -

 Risk-free interest rate

 2.59%

 -

 Expected volatility

 167%

 -

 Expected option life (in years)

 5.00

 -

The total intrinsic value of stock options exercised during the year ended May 31, 2009, was $537,300 (2008 - $Nil).

The following table summarizes the continuity of the Company's stock options:

Number of Options

 Weighted Average Exercise Price
$

 Weighted Average Remaining Contractual
Term (years)

 Aggregate
Intrinsic
Value
$

Outstanding, May 31, 2008

3,448,333

 0.30

Granted

2,910,000

 0.30

Exercised

(3,535,000)

 0.30

Outstanding, May 31, 2009

2,823,333

 0.30

 4.36

301,600

Exercisable, May 31, 2009

2,823,333

 0.30

 4.36

301,600

At May 31, 2009, the Company had no unvested stock options and no unrecognized compensation costs.

The stock options outstanding are exercisable for cash at $0.30 per share, or on a cashless exercise basis using a prorated formula whereby the number of shares issuable is equal to (a) the average closing price for the five days prior to exercise date ("ACP") in excess of the $0.30 exercise price, divided by (b) the exercise price multiplied by (c) the number of options exercised.   During the year ended May 31, 2009, 3,365,000 cashless stock options were exercised (2008 - Nil).

11. Share Purchase Warrants

The following table summarizes the continuity of the Company's share purchase warrants:

 Number of
Warrants

 Weighted Average Exercise Price
$

Balance, May 31, 2008

-

-

 Issued

3,700,200

0.37

Balance, May 31, 2009

3,700,200

0.37

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of May 31, 2009

(Expressed in U.S. dollars)

12. Commitments

a) On January 9, 2006, the Company entered into a consulting agreement for a term of three months for consideration of $75,000 cash (paid in fiscal 2006 by a director on behalf of the Company) and 150,000 shares of common stock (100,000 shares transferred to the consultant by related parties during fiscal 2006). As at May 31, 2008, 50,000 shares of common stock are owed to the consultant. As at May 31, 2009, the fair value of $50,000 for these shares owed is included in common stock subscribed.

b) On January 1, 2009, the Company entered into an agreement to rent office space for $1,347 (Cdn$1,470) per month for a period of twelve months.  The Company can terminate the agreement with sixty days notice.

c) In August 2008, the Company entered into two lease agreements for the provision of office space.  One agreement is for a two-year term and the other for a one-year term. Under the lease agreements, the Company is obligated to make the following annual payments:

Fiscal Period

Lease 1

Lease 2

2010

$26,322 (RMB 180,000)

$2,000

During the year ended May 31, 2009, the Company incurred rent expense of $19,755 (RMB 135,000) and $29,588 pursuant to the two agreements.

e) On September 24, 2008, the Company agreed to pay the CEO $10,000 per month for three years.

13. Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has net operating losses carried forward of approximately $7,607,691 available to offset taxable income in future years which begin expiring in fiscal 2024. Pursuant to SFAS No. 109, the potential benefits of the net operating losses carried forward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The income tax benefit differs from the amount computed by applying the federal income tax rate of 35% to net loss before income taxes for the years ended May 31, 2009 and 2008 as a result of the following:

 May 31,
2009
$

 May 31,
2008
$

Loss before taxes

(4,759,010)

(491,929)

Statutory rate

35%

35%

Computed expected tax (recovery)

(1,665,654)

(172,175)

Permanent differences

416,047

-

Temporary differences

(4,020)

110

Valuation allowance change

1,253,627

172,065

Provision for income taxes

-

-

The significant components of deferred income tax assets and liabilities at May 31, 2009 and 2008, after applying enacted corporate income tax rates, are as follows:

 May 31,
2009
$

 May 31,
2008
$

Net operating losses carried forward

2,662,692

1,409,065

Valuation allowance

(2,662,692)

(1,409,065)

Net deferred income tax asset

-

-

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of May 31, 2009

(Expressed in U.S. dollars)

13. Income Taxes (continued)

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

14. Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company's balance sheet as of May 31, 2009 as follows:

Fair Value Measurements Using

 Quoted Prices in
Active Markets
For Identical
Instruments
(Level 1)
$

 Significant
Other
Observable
Inputs
(Level 2)
$

 Significant
Unobservable
Inputs
(Level 3)
$

 Balance as of
May 31, 2009
$

Assets:

Cash

 197,030

-

-

197,030

Total assets measured at fair value

197,030

-

-

197,030

The Company believes that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of May 31, 2009

(Expressed in U.S. dollars)

15.  Subsequent Events

a) On June 5, 2009, the Company entered into a new joint venture agreement with the joint venture partner described in Note 6(t) which reduced the area covered by the original agreement, to approximately 380 square kilometres. Pursuant to the new joint venture agreement, the Company was required to pay $40,000 upon the signing of the new agreement. In addition, the joint venture partner is still entitled to receive a perpetual net smelter royalty return of 3% from any product realized from the property underlying the prospecting licenses. By entering into the new joint venture agreement, the Company is no longer required to pay the balance of the $460,000 previously due under the prior joint venture agreement. The new joint venture agreement covers prospecting licenses No. 5673/2009, No. 5669/2009, No. 5664/2009, and No. 5662/2009, all of which were renewed on August 16, 2008 for a period of three years.

b) On June 23, 2009, the Company completed a non-brokered private placement pursuant to which the Company issued 1,392,000 units at $0.25 per unit for proceeds of $348,000. Each unit consists of one share of common stock and one half share purchase warrant.  Each whole warrant entitles the holder to acquire an additional share of common stock at an exercise price of $0.40 per share for a period of one year from closing.

c) On June 23, 2009, the Company granted stock options to acquire 4,200,000 common shares at a price of $0.15 per share exercisable for 5 years.  On July 2, 2009 the Company issued 4,200,000 shares of common stock upon the cashless exercise of these stock options."

On July 29, 2009, the Company granted stock options to acquire 300,000 common shares at a price of $0.30 per share exercisable for 5 years.

d) On August 26, 2009, the Company completed a non-brokered private placement pursuant to which the Company issued 75,000 units at $0.25 per unit for proceeds of $15,000. Each unit consists of one share of common stock and one half share purchase warrant.  Each whole warrant entitles the holder to acquire an additional share of common stock at an exercise price of $0.30 per share for a period of one year from closing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our principal independent accountants.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Harpreet Singh Sangha, our principal executive officer and Herminder Rai, our principal financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15, due to the deficiencies in our internal control over financial reporting as described below.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act.

The management of the Company assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on this assessment, management determined that, during the year ended May 31, 2009, our internal controls and procedures were not effective due to material weaknesses, , as more fully described below.

Management identified the following material weaknesses in internal control over financial reporting:

1. The Company does not have a separate Audit Committee - the entire Board of Directors acts as the Company's Audit Committee.  As of May 31, 2009 there was a lack of a majority of independent directors on the Company's the Board of Directors, and the Company had not identified an "expert", one who is knowledgeable about reporting and financial statement requirements.

2. There was lack of oversight by the Company's audit committee and board of directors in timely review and approval of the certain financial expenses incurred by the Company.

3. Certain entity level controls establishing a "tone at the top" were considered material weaknesses. The Company has an audit committee however it is not independent.  There is no policy on fraud and no code of ethics at this time. A whistleblower policy is not necessary given the small size of the organization.

4. The Company has limited segregation of duties which is not consistent with good internal control procedures.

5. The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future.  This lack of a written internal control procedurals manual does not constitute effective internals controls over financial reporting.

Management believes that the material weaknesses set forth above  did not have a material affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of independent directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact the Company's financial statements for the future years. As a result material errors could occur.

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.  We intend to establish an audit committee, appoint sufficient independent members thereto and identify an "expert" for the committee to advise other members as to correct accounting and reporting procedures.  In addition, we intend to establish a written policy manual outlining the duties of each of the officers and staff of the Company to facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Name

Age

Position Held

Harpreet Singh Sangha

45

Chief Executive Officer and Director

Honorable Joseph Rugumyamheto

63

Chairman of the Board and Director

Wenqin Zhang

56

Director

Charles Xavier Mnguto

40

President and Director

Herminder Rai

37

Secretary, Treasurer and Chief Financial Officer

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

Harpreet S. Sangha has been our director and Chief Executive Officer since April 2006. In addition, Mr. Sangha has also previously served as our President, Secretary and Treasurer from April 2006 until he resigned from those positions on July 3, 2009. Mr. Sangha has over 18 years experience in business financing with specific interest in public company development. Mr. Sangha is an investment advisor at Global Securities Corporation, and possesses a unique combination of fund raising and managerial skills that will be instrumental in advancing the Company toward a prominent global position.

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

Wenqin Zhang has served on our board of directors since November 21, 2008.  Dr. Zhang began his career as a student in the Mining Department of the University of Qinghai. He subsequently was part of the scholars exchange programs in Newfoundland and the University of British Columbia, Canada, where he continued his geological studies. From there he went on the become the Deputy Chief Geologist and Chief Geologist in Earth Geochemistry

Technology at the Institute of Qinghai Province. In 1996, he was appointed Deputy Chief Geologist, Bureau of Geologic Exploration and Mining Development of Qinghai Province, and in 1999 he became Director of the Northern China Project Administration. Since 2002, he has been Deputy Chief Director of Tianjin Institute of Geology and Minerals Research. He is also currently a member of the China Geochemistry Committee.

Charles Xavier Mnguto has served on our President and member of our board of directors since July 3, 2009.  Mr. Mnguto has been a consulting geologist to and the Company's Exploration Manager in Tanzania since January of 2007. Mr. Mnguto is a multi-terrain geologist with 13 years experience in both local and international exploration fields. During his career Mr. Mnguto has worked on various base and precious metals projects located in Tanzania, Zimbabwe and the Democratic Republic of Congo. Prior to working with the Company, and during the previous five years, Mr. Mnguto has worked: as a Senior Project Geologist (Expatriate) on the Lugushwa Project for Banro Congo Mining SARL (January to October of 2006); as a Senior Project Geologist (Expatriate) on the Namoya Project; as a Project Geologist on each of the Golden Pride West Project (January to September of 2005) and Nyanzaga Project (March to December of 2004) for Barrick Exploration Africa Ltd.; and as a Senior Project Geologist (Exploration Dept.) on the Ashanti Goldfields/Anglogold Joint Venture for Geita Gold Mining Limited (August of 1999 to February of 2004). Mr. Mnguto is not a director or officer of any other reporting company.

Herminder Rai has served as our Secretary, Treasurer and Chief Financial Officer since July 3, 2009.  Mr. Rai has been an investment advisor with Global Securities Corporation, of Vancouver, British Columbia for the past five years. Mr. Rai is a graduate of many Canadian Securities Institute securities-related courses, and recently passed Level I of the CFA program and is currently enrolled as a Level II candidate. Mr. Rai is not a director or officer of any other reporting company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than the officers and directors described above.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

  being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

  being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. During the fiscal year ended May 31, 2009, except as disclosed below, these filings were made on a timely basis:

Reporting Person

 No. of Late/Unfiled Reports During the Fiscal
Year Ended May 31, 2009

 No. of Lat/Unfiled Reports During the Fiscal
Year Ended May 31, 2008

Harpreet Singh Sangha

1 - late Form 4 regarding four transactions

Nil

Wenqin Zhang

1 - failed to file Form 3

N/A

Code of Ethics

To date our Board of Directors has not adopted a code of ethics applicable to its principal executive officer, its principal financial officer, its principal accounting officer or controller, or persons performing similar functions.  We have not done so due to our limited operating history to date.  Our Board of Directors intends to consider and adopt a code of ethics in the near future.

Committees

Our Board of Directors acts as our nominating committee and our audit committee; we do not have separate committees that perform these functions nor do we have nominating committee or audit committee charters.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The table below summarizes all compensation awarded to, earned by or paid to our executive officers by any person for all services rendered in all capacities to us during our fiscal years ended May 31, 2008 and 2009.

Summary Compensation Table

Name and Principal Position

Year

 Salary
($)

 Bonus
($)

 Stock
Awards
($)

 Option
Awards
($)

 Non-Equity Incentive Plan Compen-sation
($)

 Nonqualified Deferred Compen-sation Earnings
($)

 All Other Compen-sation
($)

 Total
($)

 Harpreet Sangha
Chief Executive Officer

 2008

Nil

Nil

Nil

Nil

Nil

Nil

$120,000

$120,000

2009

Nil

Nil

Nil

Nil

Nil

Nil

$120,000

$120,000

 Sylvia Tang
(Former) Chief Financial Officer

 2008

Nil

Nil

Nil

Nil

Nil

Nil

$1,213

$1,213

2009(1)

Nil

Nil

Nil

Nil

Nil

Nil

$13,435

$13,435

 Herminder Rai
Chief Financial Officer, Secretary and Treasurer

 2008 (2)

N/A

N/A

N/A

N/A

N/A

N/A

N/A

N/A

2009 (2)

N/A

N/A

N/A

N/A

N/A

N/A

N/A

N/A

 Charles Mnguto
President

 2008 (3)

N/A

N/A

N/A

N/A

N/A

N/A

N/A

N/A

2009 (3)

N/A

N/A

N/A

N/A

N/A

N/A

N/A

N/A

(1) Ms. Tang resigned as our Chief Financial Officer on July 3, 2009.

(2) Mr. Rai was appointed as our Chief Financial Officer, Secretary and Treasurer on July 3, 2009.

(3) Mr. Mnguto was appointed as our President on July 3, 2009.

Outstanding Equity Awards

As at May 31, 2009, there were no unexercised options, stock that had not vested or outstanding equity incentive plan awards with respect to any of our officers or directors.

Compensation of Directors

Except as disclosed below, we did pay our directors any fees or other compensation for acting as directors during our fiscal year ended May 31, 2009.  Certain of our current or former directors serve or have served as officers of the Company, and any compensation they received due to their service as an officer is disclosed in the table above and is not included in the table below.

Director Compensation

Name and Principal Position

 Fees earned or paid in cash
($)

 Stock
Awards
($)

 Option
Awards
($)

 Non-Equity Incentive Plan Compen-sation
($)

 Nonqualified Deferred Compen-sation Earnings
($)

 All Other Compen-sation
($)

 Total
($)

Harpreet Singh Sangha

Nil

Nil

Nil

Nil

Nil

Nil

Nil

Honorable Joseph Rugumyamheto

$18,000

Nil

Nil

Nil

Nil

Nil

$18,000

Wenqin Zhang(1)

Nil

Nil

Nil

Nil

Nil

Nil

Nil

Charles Xavier Mnguto(2)

Nil

Nil

Nil

Nil

Nil

Nil

Nil

Medard M.C. Kalemani(3)

$18,000

Nil

Nil

Nil

Nil

Nil

$18,000

Abdulkarim Hamisi Mruma(4)

$18,000

Nil

Nil

Nil

Nil

Nil

$18,000

(1) Mr. Zhang was appointed a Director on November 21, 2008.

(2) Mr. Mnguto was appointed a Director on July 3, 2009.

(3) Mr. Kalemani resigned as a Director on July 3, 2009.

(4) Mr. Mruma resigned as a Director on July 3, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of the date of this annual report by: (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our officers and (iv) our officers and directors as a group.  Each stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of class

Name and address of beneficial owner(1)

 Amount and nature
of beneficial owner(2)

Percentage of class(3)

Officers and Directors

 Common Stock

Harpreet Singh Sangha(1)

2,064,000

2.9%

 Common Stock

Honorable Joseph Rugumyamheto(1)

1,000,000(4)

1.4%

 Common Stock

Wenqin Zhang(1)

Nil

Nil

 Common Stock

Charles Xavier Mnguto(1)

350,000

less than 1%

 Common Stock

Herminder Rai(1)

Nil

Nil

 Common Stock

All executive officers and directors as a group (five persons)

3,414,000

4.7%

Shareholders of Greater than 5% of Issued and Outstanding Stock

 Common Stock

 Yanmei Lin
Suite 501, Sheng-Jing Yuan Building
3, East District, Guandong Province
Zhongshan City, China

5,000,000

6.9%

 Common Stock

 The M-B Trust(5)
82 Meadow Ridge Drive
Winnepeg, Manitoba  R3T 5N2
Canada

3,760,000

5.2%

  The address of our officers and directors our company's address, which is Suite 400, 1445 West Georgia Street, Vancouver, British Columbia, Canada,V6G 2T3.

  Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

  Based on 72,313,282 shares of our common stock issued and outstanding as of October 9, 2009.

  250,000 shares held by Mr. Rugumyamheto's son and 750,000 held by Sika Holdings Ltd.

  Kulvinder Matharu, a former director and officer of the Company, is one of the beneficiaries of MB Trust and Mr. Matharu's wife is one of the trustees.

Securities Authorized For Issuance Under Compensation Plans

In October 2008, we adopted a 2008 stock incentive plan (the "2008 Plan") which provides for the granting of equity awards as provided in the Plan to eligible participants. The following summary of the Plan is not complete and is qualified in its entirety by reference to the Plan, a copy of which has been filed as an exhibit to our registration statement on Form S-8 as field with the SEC on December 30, 2008.

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

In addition to the 2008 plan, the Company previously adopted a stock incentive plan we adopted in April 2007, which has substantially the same terms as the 2008 Plan.  No more options may be granted under the April 2007 plan, but there remain some options outstanding that may be exercised.

The table set forth below presents information relating to our equity compensation plans as of the date of May 31, 2009:

Plan Category

 Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights
(a)

 Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights
(b)

Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))

Equity Compensation Plans to be Approved by Security Holders

n/a

n/a

n/a

Equity Compensation Plans Not Approved by Security Holders (2007 and 2008 Stock Incentive Plan)

2,823,333

$0.30

8,300,000

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles, the operation of which may at any subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as described below, none of the following parties has, in the last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

1. any of our directors or officers;

2. any person proposed as a nominee for election as a director;

3. any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or

4. any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the above persons.

As at May 31, 2009, the Company owed Laurence Stephenson, the former President of the Company, $Nil (2008 - $47,788), which is non-interest-bearing, unsecured and due on demand.

During the year ended May 31, 2009, the Company incurred $196,435 (2008 - $294,176) of consulting fees included in general and administrative expenses, and reimbursed $285,015 (2008 - $139,384) of expenses incurred on behalf of the Company, with various directors and officers. As at May 31, 2009, the Company was indebted to Antonia Bold-de-Haughton (the former Chief Financial Officer of the Company) for $Nil (2008 - $46,167), Harpreet Sangha for $487,323 (2008 - $349,657) and two former directors of the Company for $Nil (2008 - $108,246 ($98,500 of which was owed to Kal Matharu and $9,746 of which was owed to Gurpreet Sangha). The amounts due are non-interest bearing, unsecured and due on demand.  During the year ended May 31, 2009, the Company reclassified $27,669 owed to the former Chief Executive Officer (Kal Matharu) and $98,500 owed to a former director (Kal Matharu) to accounts payable.

Joseph Rugumyamheto and Wenqin Zhang are independent directors of the Company as provided in the listing standards of the American Stock Exchange.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Manning Elliott served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended May 31, 2009 and 2008.  Aggregate fees for professional services rendered to us by our auditor are set forth below:

 Year Ended
May 31, 2009

 Year Ended
May 31, 2008

Audit Fees

$51,200

$24,500

Audit-Related Fees

$2,700

$14,400

Tax Fees

Nil

Nil

All Other Fees

Nil

Nil

Total

$53,900

$38,900

Audit Fees

Audit fees are the aggregate fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports and services provided in connection with statutory and regulatory filings or engagements.

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

ITEM 15. EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit Number

Description of Exhibit

3.1(1)

Articles of Incorporation

3.2(2)

Amended Bylaws, as amended on September 5, 2006

3.3(12)

Certificate of Change

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

10.14(8)

Negero Option Agreement

10.15(9)

Joint Venture Agreement with Mkuvia Maita

10.16(10)

2007 Stock Incentive Plan

10.17(14)

2007 Stock Incentive Plan

10.18(11)

Consulting Agreement with Harpreet Sangha

10.19(11)

Consulting Agreement with Rovingi

10.20(13)

Joint Venture Agreement with Mkuvia Maita dated June 5, 2009

14.1(11)

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

(8)   Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended August 31, 2007.

(9)   Incorporated by reference to Current Report on Form 8-K filed on August 6, 2008.

(10) Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2007.

(11) Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2005.

(12) Incorporated by reference to Current Report on Form 8-K filed on January 27, 2009

(13) Incorporated by reference to Current Report on Form 8-K filed on July 16, 2009

(14) Incorporated by reference to Registration Statement Form S-8 filed on December 30, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS LAKE MINERALS INC.

By: "Harpreet Singh Sangha"

Harpreet Singh Sangha

Chief Executive Officer and a director

Date:   October 13, 2009

By: "Herminder Rai"

Herminder Rai

Chief Financial Officer, Secretary and Treasurer

Date:   October 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

 "Harpreet Singh Sangha"
Harpreet Singh Sangha

Chief Executive Officer and a director

October 13, 2009

 "Joseph Rugumyamheto"
Honorable Joseph Rugumyamheto

Chairman of the Board and Director

October 13, 2009

 "Wenqin Zhang"
Wenqin Zhang

Director

October 13, 2009

 "Herminder Rai"
Herminder Rai

Chief Financial Officer, Secretary and Treasurer

October 13, 2009

__________