Form 10-Q
period 2009-08-31
Douglas Lake Minerals Inc.
filed 2009-10-20
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  72,313,281 shares of common stock as of October 19, 2009.

DOUGLAS LAKE MINERALS INC.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

August 31, 2009

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve risks and uncertainties regarding the market price of copper, availability of funds, government regulations, permitting, common share prices, operating costs, capital costs, outcomes of ore reserve development, recoveries  and other factors.  Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology.  Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended May 31, 2009, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the "SEC").  These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Douglas Lake Minerals Inc.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. dollars)

 August 31,
 2009
$ (unaudited)

 May 31,
2009
$

ASSETS

Current Assets

Cash

102,340

197,030

Prepaid expenses (Note 3)

46,638

15,665

Total Current Assets

148,978

212,695

Property and Equipment (Note 4)

52,012

58,249

Total Assets

200,990

270,944

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable

565,565

513,379

Accrued liabilities (Note 7)

283,733

273,599

Due to related parties (Note 5)

518,893

487,323

Total Liabilities

1,368,191

1,274,301

Commitments and Contingencies (Notes 1, 6 and 11)

Stockholders' Deficit

 Common Stock
    Authorized: 500,000,000 shares (2009-500,000,000), $0.001 par value
Issued and outstanding: 72,313,282 shares (May 31, 2009 - 66,646,282 shares)

72,314

66,646

Additional Paid-in Capital

26,154,556

24,291,241

Common Stock Subscribed (Notes 6, 8 and 11 (a))

2,253,000

2,576,000

Donated Capital

109,000

109,000

Deficit Accumulated During the Exploration Stage

(29,756,071)

(28,046,244)

Total Stockholders' Deficit

(1,167,201)

(1,003,357)

Total Liabilities and Stockholders' Deficit

200,990

270,944

(The accompanying notes are an integral part of these consolidated financial statements)

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

 Accumulated
from January 5, 2004
(Date of Inception) to
August 31,
2009
$

 For the
Three Months
Ended
August 31,
2009
$

 For the
Three Months
Ended
August 31,
2008
$

Revenue

-

-

-

Expenses

Consulting

7,417,925

1,559,867

177,288

General and administrative

844,957

22,323

40,055

Impairment of mineral property costs

17,499,571

-

-

Mineral property costs

1,941,578

10,097

1,187,466

Professional fees

995,950

85,886

46,120

Rent

90,416

12,573

2,807

Travel

1,064,620

19,081

124,006

Total Expenses

29,855,017

1,709,827

1,577,742

Net Loss Before Other Expense

(29,855,017)

(1,709,827)

(1,577,742)

Other Expense

Mineral property option payments

156,017

-

-

Loss on sale of investment securities

(57,071)

-

-

Net Loss

(29,756,071)

(1,709,827)

(1,577,742)

Net Loss Per Share - Basic and Diluted

(0.02)

(0.04)

Weighted Average Shares Outstanding

69,201,000

43,354,000

(The accompanying notes are an integral part of these consolidated financial statements)

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

 Accumulated from
January 5, 2004
(Date of Inception) to
August 31,
2009
$

 For the Three Months
Ended
August 31,
2009
$

 For the Three Months
Ended
August 31,
2008
$

Operating Activities

Net loss for the period

(29,756,071)

(1,709,827)

(1,577,742)

   Adjustments to reconcile net loss to net cash used in
operating activities:

Amortization

24,040

6,237

341

Donated services and rent

9,000

-

-

Impairment (recovery) of mineral property costs

17,492,074

-

-

Loss on sale of investment securities

57,071

-

-

Mineral property option payments

(156,017)

-

-

Stock-based compensation

5,346,836

1,519,382

-

Changes in operating assets and liabilities:

Prepaid expenses

(46,638)

(30,973)

122,922

Accounts payable and accrued liabilities

150,341

62,321

2,175

Due to related parties

756,650

31,570

(41,840)

Net Cash Used in Operating Activities

(6,122,714)

(121,290)

(1,494,144)

Investing Activities

Mineral property acquisition costs

(697,677)

-

-

Proceeds from mineral property options

600,000

-

-

Purchase of property and equipment

(76,052)

-

(3,801)

Net Cash (Used In) Provided By Investing Activities

(173,729)

-

(3,801)

Financing Activities

Proceeds from common stock subscribed

-

-

1,522,500

Proceeds from issuance of common stock

6,733,532

40,000

-

Share issuance costs

(334,749)

(13,400)

(20,000)

Net Cash Provided By Financing Activities

6,398,783

26,600

1,502,500

Increase in Cash

102,340

(94,690)

4,555

Cash - Beginning of Period

-

197,030

53,610

Cash - End of Period

102,340

102,340

58,165

Non-cash Investing and Financing Activities

   Amount owing pursuant to mineral license acquisition
agreements included in accrued liabilities

250,000

-

-

Common shares subscribed for mineral licenses acquired

2,253,000

-

-

Common shares issued for mineral licenses acquired

14,796,750

-

-

Shares gifted to the Company to settle accounts payable

100,000

-

-

   Investment securities received and sold by the President
of the Company on behalf of the Company

79,603

-

-

Supplemental Disclosures

Interest paid

-

-

-

Income taxes paid

-

-

-

(The accompanying notes are an integral part of these consolidated financial statements)

Douglas Lake Mineral Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of August 31, 2009

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at August 31, 2009, the Company has a working capital deficit of $1,219,213 and has accumulated losses of $29,756,071 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b)     Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended May 31, 2009, included in the Company's Annual Report on Form 10-K filed on October 14, 2009 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at August 31, 2009 and May 31, 2009, and the results of its operations and cash flows for the three months ended August 31, 2009 and 2008. The results of operations for the three months ended August 31, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Douglas Lake Mineral Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of August 31, 2009

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

d)     Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at August 31, 2009 and 2008, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Douglas Lake Mineral Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of August 31, 2009

(Expressed in U.S. dollars)

(unaudited)

2.     Summary of Significant Accounting Policies (continued)

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

j)     Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any assets retirement obligations as of August 31, 2009 and May 31, 2009.

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

Douglas Lake Mineral Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of August 31, 2009

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

Douglas Lake Mineral Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of August 31, 2009

(Expressed in U.S. dollars)

(unaudited)

2.     Summary of Significant Accounting Policies (continued)

o)     Recently Issued Accounting Pronouncements (continued)

In May 2009, FASB issued SFAS No. 165, "Subsequent Events". SFAS 165 establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of SFAS 165 did not have a material effect on the Company's consolidated financial statements.

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

Douglas Lake Mineral Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of August 31, 2009

(Expressed in U.S. dollars)

(unaudited)

3.     Prepaid Expenses

The components of prepaid expenses are as follows:

 August 31,
2009
$

 May 31,
2009
$

General and administrative

30,008

9,273

Rent

2,195

3,098

Travel and exploration expenses

14,435

3,294

Total prepaid expenses

46,638

15,665

4.     Property and Equipment

 Cost
$

 Accumulated
Amortization
$

 August 31,
2009
Net Book
Value
$

 May 31,
2009
Net Book
Value
$

Automobiles

54,000

15,750

38,250

42,750

Office equipment

22,051

8,289

13,762

15,499

76,051

24,039

52,012

58,249

5.     Related Party Transactions

During the quarter ended August 31, 2009, the Company incurred $33,000 (2008 - $30,000) of consulting fees included in general and administrative expenses, and reimbursed $20,000 (2008 - $53,091) of expenses incurred on behalf of the Company, by various directors and officers. As at August 31, 2009, the Company was indebted to the Chief Executive Officer of the Company for $518,893 (2009 - $487,323). The amounts due are non-interest bearing, unsecured and due on demand.

6.     Mineral Properties

Tanzania, Africa

a)     On August 4, 2005, the Company entered into an Asset Purchase Agreement (the "KBT Agreement") with KBT Discovery Group Tanzania Ltd. ("KBT") to acquire three Prospecting Licenses, which cover an area of approximately 621 square kilometres in Tanzania, for an aggregate purchase price of $75,000 and 2,800,000 restricted shares of common stock. On November 10, 2005, the Company entered into an Amendment Agreement in which the number of shares to be issued was increased to 5,600,000 restricted shares of common stock. On October 16, 2006, the Company entered into an Amendment Agreement in which the aggregate purchase price was increased to $225,000. By the end of the fiscal year ended May 31, 2006, the Company had completed its due diligence and closed the agreement. At the first closing, Prospecting Licence No. 2810/2004, known as "Tabora", was transferred to the Company's name and the Company issued 5,600,000 restricted shares of common stock to KBT (See (d) below). The Prospecting Licence No. 3117/2005, known as "Morogoro", and Prospecting Licence No. 3118/2005, known as "KM 7", were in the name of Atlas Africa Limited ("Atlas"), a Tanzanian company. KBT had entered into an agreement with Atlas which gave KBT the right to prospect minerals under the Morogoro and KM 7 Prospecting Licenses and an option to enter into a joint venture with Atlas to prospect and mine minerals under the Morogoro and KM 7 Prospecting Licenses. KBT caused Atlas to terminate the joint venture agreements and transferred the Morogoro and KM 7 Prospecting Licenses to the Company's name and the Company paid KBT $75,000. On July 19, 2006, the Company entered into a Letter of Amendment, whereby the Company paid $50,000 directly to Atlas. During the year ended May 31, 2007, the Company paid the $50,000 to Atlas and recognized an impairment loss of $50,000 as there are no proven or probable reserves on any of the Tanzania properties. The prospecting licenses expire three years after their initial issuance.  The Company can apply to reacquire 50% of the area covered by the original prospecting license.  As at August 31, 2009, the Company has applied to reacquire Morogoro license.

Douglas Lake Mineral Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of August 31, 2009

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

e)     On April 27, 2006, the Company entered into a Strategic Alliance Agreement with Canaco Resources Inc. ("Canaco"), a Canadian public company. Under the terms of the agreement, Canaco paid $350,000 (received during fiscal 2007) to the Company, and will provide technical management and fund the initial assessment of each of the prospects in Tanzania, in order to earn up to a 70% undivided interest in the prospects. The $350,000 payment can be allocated at Canaco's discretion to cash payments owing under subsequent option agreements.  On November 1, 2007, Canaco allocated $75,000 of the payment as the cash consideration owed under the option agreement described in Note 6(f)(i).  In connection with this agreement, the Company is required to issue 200,000 restricted shares of common stock. The Company determined the fair value of the 200,000 shares to be $88,000. The 200,000 shares have not been issued as at August 31, 2009, and $88,000 is included in common stock subscribed.

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

Douglas Lake Mineral Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of August 31, 2009

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

g)     On November 17, 2006, the Company entered into an Asset Purchase Agreement with Atlas to acquire Prospecting License No. 3920/2006, which covers an area of approximately 46 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $200,000 (paid) and 4,500,000 restricted shares of common stock. The Company determined the fair value of the shares to be $3,172,500. As at May 31, 2007, the Company issued 1,500,000 shares at the fair value of $1,057,500 and at August 31, 2009, the remaining 3,000,000 shares at the fair value of $2,115,000 is included in common stock subscribed.  Refer to Note 6(q).

h)     On November 17, 2006, the Company entered into an Asset Purchase Agreement with HG to acquire six Prospecting Licenses, which cover an area of approximately 2,388.79 square kilometres in Tanzania. Prospecting License No.'s 3868/2006, 3671/2005, 3398/2005, 3105/2005, 3211/2005, and 2961/2004 were transferred to the Company's name on signing the agreement for an aggregate purchase price of $600,000 ("Cash Payment") and issuance of 4,000,000 restricted shares of common stock (issued) at a fair value of $2,820,000. The Cash Payment is to be made as follows: $150,000 (paid) on signing of the agreement and $150,000 payments at the end of each ninety day period thereafter until the consideration is paid in full. As at August 31, 2009, $250,000 is included in accrued liabilities.  The Company has let Prospecting License No.'s 3671/2005, 3398/2005, 3105/2005, 3211/2005, and 2961/2004 lapse.

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

Douglas Lake Mineral Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of August 31, 2009

(Expressed in U.S. dollars)

(unaudited)

6.     Mineral Properties (continued)

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

Douglas Lake Mineral Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of August 31, 2009

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

t)     On June 27, 2008, the Company entered into a Joint Venture Agreement that grants the Company the right to explore for minerals on properties in Liwale and Nachigwea Districts of Tanzania in consideration for the payment of $1,000,000 (paid) upon signing the agreement and $540,000 over five years beginning July 15, 2008. The $540,000 is payable in stages on a quarterly basis of which $80,000 must be paid in the first year, and $460,000 over the next five years.  The holder of the property licenses retains a net smelter royalty return of 3%.

On June 5, 2009, the Company entered into a new joint venture which reduced the area covered by the original agreement, to approximately 380 square kilometres. Pursuant to the new joint venture agreement, the Company was required to pay $40,000 upon the signing of the new agreement.  In addition, the joint venture partner is still entitled to receive a perpetual net smelter royalty return of 3% from any product realized from the property underlying the prospecting licenses. By entering into the new joint venture agreement, the Company is no longer required to pay the balance of the $460,000 previously due under the prior joint venture agreement. The new joint venture agreement covers prospecting licenses No. 5673/2009, No. 5669/2009, No. 5664/2009, and No. 5662/2009, all of which were renewed on June 12, 2009 for a period of three years.  At August 31, 2009, $40,000 is included in accounts payable.

Douglas Lake Mineral Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of August 31, 2009

(Expressed in U.S. dollars)

(unaudited)

7.     Accrued Liabilities

The components of accrued liabilities are as follows:

 August 31,
2009
$

 May 31,
2009
$

Mineral property expenditures

250,000

250,000

Professional fees

33,733

23,599

Consulting

-

-

Travel expenses

-

-

Total accrued liabilities

283,733

273,599

8.     Common Stock

a)     On August 26, 2009, the Company completed a non-brokered private placement pursuant to which the Company issued 75,000 units at $0.20 per unit for proceeds of $15,000. Each unit consists of one share of common stock and one half share purchase warrant.  Each whole warrant entitles the holder to acquire an additional share of common stock at an exercise price of $0.30 per share for a period of one year from closing.

b)     On June 23, 2009, the Company completed a non-brokered private placement pursuant to which the Company issued 1,392,000 units at $0.25 per unit for proceeds of $348,000. Each unit consists of one share of common stock and one half share purchase warrant.  Each whole warrant entitles the holder to acquire an additional share of common stock at an exercise price of $0.40 per share for a period of one year from closing.  At May 31, 2009, $323,000 of proceeds was included in common stock subscribed.  The Company incurred $13,400 of share issuance costs in connection with this private placement.

c)     On July 2, 2009 the Company issued 4,200,000 shares of common stock upon the cashless exercise of 4,200,000 stock options.

9.     Stock Options

The Company adopted a Stock Option Plan dated April 27, 2007, (the "2007 Stock Option Plan"), under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock.  At August 31, 2009, the Company had no shares of common stock available to be issued under the 2007 Stock Option Plan.

The Company adopted an additional Stock Option Plan dated October 20, 2008 (the "2008 Stock Option Plan"), under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. At August 31, 2009, the Company had 4,100,000 shares of common stock available to be issued under the 2008 Stock Option Plan.

During the three month period ended August 31, 2009, the Company granted stock options to acquire 4,200,000 common shares at a price of $0.15 per share exercisable for 5 years and 300,000 shares at a price of $0.30 for five years.  During the three months ended August 31, 2009, the Company recorded stock-based compensation of $1,519,382 (2008 - $Nil) as general and administrative expense.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the three months ended August 31, 2009 was $0.34 per share (2008 - $Nil). The weighted average assumptions used are as follows:

Three Months Ended

 August 31,
2009

 August 31,
2008

Expected dividend yield

0%

-

Risk-free interest rate

2.71%

-

Expected volatility

177%

-

Expected option life (in years)

5.00

-

The total intrinsic value of stock options exercised during the three months ended August 31, 2009, was $966,000 (2008 - $Nil).

Douglas Lake Mineral Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of August 31, 2009

(Expressed in U.S. dollars)

(unaudited)

9.     Stock Options (continued)

The following table summarizes the continuity of the Company's stock options:

Number of Options

 Weighted Average Exercise Price
$

 Weighted Average Remaining Contractual
Term (years)

 Aggregate
Intrinsic
Value
$

Outstanding, May 31, 2009

2,823,333

0.30

Granted

4,500,000

0.16

Exercised

(4,200,000)

0.30

Outstanding, August 31, 2009

3,123,333

0.30

4.19

-

Exercisable, August 31, 2009

3,123,333

0.30

4.19

-

At August 31, 2009, the Company had no unvested stock options and no unrecognized compensation costs.

The stock options outstanding are exercisable for cash at $0.30 per share, or on a cashless exercise basis using a prorated formula whereby the number of shares issuable is equal to (a) the average closing price for the five days prior to exercise date ("ACP") in excess of the $0.30 exercise price, divided by (b) the exercise price multiplied by (c) the number of options exercised.   During the three month period ended August 31, 2009, 4,200,000 cashless stock options were exercised (2008 - Nil).

10.     Share Purchase Warrants

The following table summarizes the continuity of the Company's share purchase warrants:

 Number of
Warrants

 Weighted Average Exercise Price
$

Balance, May 31, 2009

3,700,200

0.37

Issued

733,500

0.39

Expired

2,325,000

0.33

Balance, August 31, 2009

2,108,700

0.43

11.     Commitments

a)     On January 9, 2006, the Company entered into a consulting agreement for a term of three months for consideration of $75,000 cash (paid in fiscal 2006 by a director on behalf of the Company) and 150,000 shares of common stock (100,000 shares transferred to the consultant by related parties during fiscal 2006). As at May 31, 2008, 50,000 shares of common stock are owed to the consultant. As at August 31, 2009, the fair value of $50,000 for these shares owed is included in common stock subscribed.

b)     On January 1, 2009, the Company entered into an agreement to rent office space for $1,347 (Cdn$1,470) per month for a period of twelve months.  The Company can terminate the agreement with sixty days notice.

c)     In August 2008, the Company entered into a two year lease agreement for the provision of office space.  Under the lease agreement, the Company is obligated to make the following annual payments:

Fiscal Period

2010

$19,733 (RMB 135,000)

During the three month period ended August 31, 2009, the Company incurred rent expense of $6,578 (RMB 45,000) pursuant to the agreement.

d)     On September 24, 2008, the Company agreed to pay the CEO $10,000 per month for three years.

Douglas Lake Mineral Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of August 31, 2009

(Expressed in U.S. dollars)

(unaudited)

12.     Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company's balance sheet as of August 31, 2009 as follows:

Fair Value Measurements Using

 Quoted Prices in
Active Markets
For Identical
Instruments
(Level 1)
$

 Significant
Other
Observable
Inputs
(Level 2)
$

 Significant
Unobservable
Inputs
(Level 3)
$

 Balance as of
August 31, 2009
$

Assets:

Cash

102,340

-

-

102,340

Total assets measured at fair value

102,340

-

-

102,340

The Company believes that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

13.      Subsequent Events

Effective this quarter, the Company implemented SFAS No. 165, "Subsequent Events" ("SFAS 165"). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company's financial position or results of operations. The Company evaluated all events or transactions that occurred after August 31, 2009 up through October 19, 2009, the date the Company issued these financial statements.  During this period, the Company did not have any material recognizable subsequent events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended August 31, 2009 and 2008 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended August 31, 2009 and 2008.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements.

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

The prospecting licenses were renewed on June 12, 2009 for the period of three years.

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

Morogoro

On August 4, 2005, we entered into an Asset Purchase Agreement (the "KBT Agreement") with KBT Discovery Group Tanzania Ltd. ("KBT") to acquire three prospecting licenses, which cover an area of approximately 621 square kilometers in Tanzania, for an aggregate purchase price of $75,000 and 2,800,000 restricted shares of common stock. On November 10, 2005, we entered into an amendment agreement to the KBT Agreement pursuant to which the number of shares to be issued was increased to 5,600,000 restricted shares of common stock. On October 16, 2006, we entered into an Amendment Agreement in which the aggregate purchase price was increased to $225,000. By the end of the fiscal year ended May 31, 2006, we had completed due diligence and closed the agreement. At the first closing, Prospecting License No. 2810/2004, known as "Tabora", was transferred to us and we issued 5,600,000 restricted shares of common stock to KBT. Prospecting License No. 3117/2005, known as "Morogoro", and Prospecting License No. 3118/2005, known as "KM 7", were in the name of Atlas Africa Limited ("Atlas"), a Tanzanian company. KBT had entered into an agreement with Atlas which gave KBT the right to prospect minerals under the Morogoro and KM 7 Prospecting Licenses and an option to enter into a joint venture with Atlas to prospect and mine minerals under the Morogoro and KM 7 Prospecting Licenses. KBT caused Atlas to terminate this joint venture agreement and transferred the Morogoro and KM 7 Prospecting Licenses to us and we paid KBT $75,000. On July 19, 2006, we entered into a Letter of Amendment, pursuant to which we agreed to pay $50,000 directly to Atlas. During the year ended May 31, 2007, we paid the $50,000 to Atlas and recognized an impairment loss of $50,000 as there are no proven or probable reserves on any of the Tanzania properties. The prospecting licenses expire three years after the initial issuance. We can apply to reacquire 50% of the area covered by the original prospecting licenses.  As at August 31, 2009, the Company has applied to reacquire the licenses.  As noted above, however, the Company has allowed its interests in Tabora and KM 7 to lapse, but the Company has retained its interest in Morogoro.

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

Magembe

On November 17, 2006, we entered into an Asset Purchase Agreement with Atlas to acquire Prospecting License No. 3920/2006, known as "Shinyanga" or "Magembe", which covers an area of approximately 46 square kilometres in Tanzania. The license was transferred to us on signing the agreement for an aggregate purchase price of $200,000 (paid) and 4,500,000 restricted shares of common stock. We determined the fair market value of the 4,500,000 shares to be $3,172,500. As at May 31, 2007, the Company had issued 1,500,000 shares, and as at August 31, 2009, the remaining 3,000,000 shares that are issuable under the agreement had not been issued.

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

At August 31, 2009, we had cash of $102,340 and a working capital deficit of $1,219,213. We will require additional funds to pursue our plan of operations as set forth above. Accordingly, we will be required to obtain additional financing in order to pay our planned expenses during the next 12 months. We are continuing to seek to raise funds through private placement offerings of our shares of common stock. However, there can be no assurance that we will complete any such private placement offerings or that the funds raised will be sufficient for us to pay our expenses for and beyond the next twelve months.

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

Results of Operations

The following table sets out our loss for the periods indicated:

 Accumulated
from January 5, 2004
(Date of Inception) to
August 31,
2009
$

 For the Three
Month Period
Ended
August 31,
2009
$

 For the Three
Month Period
Ended
August 31,
2008
$

Revenue

-

-

-

Expenses

Consulting

7,417,925

1,559,867

177,288

General and administrative

844,957

22,323

40,055

Impairment of mineral property costs

17,499,571

-

-

Mineral property costs

1,941,578

10,097

1,187,466

Professional fees

995,950

85,886

46,120

Rent

90,416

12,573

2,807

Travel

1,064,620

19,081

124,006

Total Expenses

29,855,017

1,709,827

1,577,742

Loss Before Other Expense

(29,855,017)

(1,709,827)

(1,577,742)

Other Income (Expense)

Mineral property option payments

156,017

-

-

Loss on sale of investment securities

(57,071)

-

-

Net Loss for the Period

(29,756,071)

(1,709,827)

(1,577,742)

Revenues

We had no operating revenues since our inception (January 5, 2004) to August 31, 2009.  We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

Our expenses in the three months ended August 31, 2009 increased to $1,709,827 from $1,577,742 in the three months ended August 31, 2008, primarily as a result of increased consulting costs.

Net Loss

Our net loss for the three months ended August 31, 2009 was $1,709,827, compared to $1,577,742 for the three months ended August 31, 2008.

Liquidity and Capital Resources

We had cash of $102,340 and a working capital deficit of $1,219,213 at August 31, 2009.

We estimate that our total expenditures over the next twelve months will be approximately $2,600,000, as outlined above under the heading "Plan of Operations".

Net Cash Used in Operating Activities

Net cash used in operating activities was $121,290 during the three months ended August 31, 2009, as compared to $1,494,144 during the three months ended August 31, 2008.  Net cash used in operating activities from our inception on January 5, 2004 to August 31, 2009 was $6,122,714.

Cash from Financing Activities

During the three months ended August 31, 2009, we received $26,600 net cash from financing activities from the sale of our common stock.  During the three months ended August 31, 2008, we received $1,502,500 net cash from financing activities from the sale of our common stock.  We have funded our business to date primarily from sales of our common stock.  From our inception on January 5, 2004 to August 31, 2009, we raised a total of approximately $6,398,783 from private offerings of our securities.

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.  The Company did not have any asset retirement obligations as of August 31, 2009 or May 31, 2009.

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

In May 2009, FASB issued SFAS No. 165, "Subsequent Events". SFAS 165 establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of SFAS 165 did not have a material effect on the Company's consolidated financial statements.

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

As disclosed in the Company's annual report for our fiscal year ended May 31, 2009, management determined that, during the year ended May 31, 2009, our internal controls and procedures were not effective due to material weaknesses.  Management identified the following material weaknesses in internal control over financial reporting as of our fiscal year ended May 31, 2009:

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

3.  Certain entity level controls establishing a "tone at the top" were considered material weaknesses. The Company has an audit committee (the entire Board of Directors) however it is not independent.  There is no policy on fraud and no code of ethics at this time. A whistleblower policy is not necessary given the small size of the organization.

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

As disclosed in the Company's annual report for our year ended May 31, 2009, management believes that the material weaknesses set forth above did not have a material affect on the Company's financial results for the year ended May 31, 2009. However, management believes that the lack of a functioning audit committee and lack of a majority of independent directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact the Company's financial statements for the future years. As a result material errors could occur.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

No matters were submitted during the first quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

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

Date:   October 20, 2009

By: "Herminder Rai"

Herminder Rai

Chief Financial Officer, Secretary and Treasurer

Date:   October 20, 2009