Form 10-Q
period 2009-11-30
Douglas Lake Minerals Inc.
filed 2010-01-14
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐
   No  ☐

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  72,313,281 shares of common stock as of January 13, 2010.

DOUGLAS LAKE MINERALS INC.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

November 30, 2009

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

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. dollars)

 November 30,
2009
$

 May 31,
2009
$

(unaudited)

ASSETS

Current Assets

Cash

65,156

197,030

Amount receivable (Note 6(t))

125,000

-

Prepaid expenses (Note 3)

43,853

15,665

Total Current Assets

234,009

212,695

Property and Equipment (Note 4)

45,774

58,249

Total Assets

279,783

270,944

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable

645,092

513,379

Accrued liabilities (Note 7)

262,233

273,599

Due to related parties (Note 5)

597,980

487,323

Total Liabilities

1,505,305

1,274,301

Commitments and Contingencies (Notes 1, 6 and 11)

Stockholders' Deficit

 Common Stock
   Authorized: 500,000,000 shares (2009 - 500,000,000), $0.001 par value
Issued and outstanding: 72,313,282 shares (May 31, 2009 - 66,646,282 shares)

72,314

66,646

Additional Paid-in Capital

26,154,556

24,291,241

Common Stock Subscribed (Notes 6, 8 and 11 (a))

2,253,000

2,576,000

Donated Capital

109,000

109,000

Deficit Accumulated During the Exploration Stage

(29,814,392)

(28,046,244)

Total Stockholders' Deficit

(1,225,522)

(1,003,357)

Total Liabilities and Stockholders' Deficit

279,783

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

-

-

-

Expenses

Consulting

7,451,669

33,744

1,387,013

1,593,611

1,564,301

General and administrative

898,668

53,712

107,670

76,034

147,725

Mineral property costs

19,441,149

-

216,148

10,097

1,403,614

Professional

1,070,640

74,690

132,391

160,576

178,511

Travel

1,070,066

5,446

191,764

24,527

315,770

Rent

106,146

15,730

6,570

28,303

9,377

Total Expenses

30,038,338

183,322

2,041,556

1,893,148

3,619,298

Net Loss Before Other Expense

(30,038,338)

(183,322)

(2,041,556)

(1,893,148)

(3,619,298)

Other Income (Expense)

Mineral property option payments

281,017

125,000

-

125,000

-

Loss on sale of investment securities

(57,071)

-

-

-

-

Net Loss

(29,814,392)

(58,322)

(2,041,556)

(1,768,148)

(3,619,298)

Net Loss Per Share - Basic and Diluted

-

(0.04)

(0.02)

(0.07)

Weighted Average Shares Outstanding

72,313,000

57,871,000

70,749,000

50,573,000

(The accompanying notes are an integral part of these consolidated financial statements)

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

 Accumulated
from January 5, 2004 (Date of Inception) to November 30,
2009
$

 For the
Six Months
Ended
November 30,
2009
$

 For the
Six Months
Ended
November 30,
2008
$

Operating Activities

Net loss for the period

(29,814,392)

(1,768,148)

(3,619,298)

    Adjustments to reconcile net loss to net cash used in operating activities:

Amortization

30,278

12,475

3,942

Donated services and rent

9,000

-

-

Impairment of mineral property costs

17,492,074

-

-

Loss on sale of investment securities

57,071

-

-

Mineral property option payments

(156,017)

-

-

Stock-based compensation

5,346,836

1,519,382

1,196,228

Changes in operating assets and liabilities:

Amount receivable

(125,000)

(125,000)

-

Prepaid deposit

(43,853)

(28,188)

88,334

Accounts payable and accrued liabilities

208,368

120,348

(408,452)

Due to related parties

835,737

110,657

(94,202)

Net Cash Used in Operating Activities

(6,159,898)

(158,474)

(2,833,448)

Investing Activities

Mineral property acquisition costs

(697,677)

-

-

Proceeds from mineral property options

600,000

-

-

Purchase of property and equipment

(76,052)

-

(69,654)

Net Cash Used In Investing Activities

(173,729)

-

(69,654)

Financing Activities

Proceeds from issuance of common stock

6,733,532

40,000

3,122,500

Repayment of loan payable

-

-

(20,000)

Share issuance costs

(334,749)

(13,400)

(27,000)

Net Cash Provided By Financing Activities

6,398,783

26,600

3,075,500

Increase in Cash

65,156

(131,874)

172,398

Cash - Beginning of Period

-

197,030

53,610

Cash - End of Period

65,156

65,156

226,008

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

Income taxes paid

-

-

 (The accompanying notes are an integral part of these consolidated financial statements)

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of November 30, 2009

(Expressed in U.S. dollars)

(unaudited)

1.       Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on January 5, 2004. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, Development Stage Entities. The Company's principal business is the acquisition and exploration of mineral resources located in Tanzania, Africa. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.  To date, the Company has not incurred any asset retirement obligations.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at November 30, 2009, the Company has a working capital deficit of $1,271,296 and has accumulated losses of $29,814,392 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at November 30, 2009 and May 31, 2009, and the results of its operations and cash flows for the six months ended November 30, 2009 and 2008. The results of operations for the six months ended November 30, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of November 30, 2009

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

d)      Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

e)      Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at November 30, 2009 and 2008, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

f)      Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

g)      Property and Equipment

Property and equipment consists of office equipment and automobiles recorded at cost and amortized on a straight-line basis over a three-year period.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of November 30, 2009

(Expressed in U.S. dollars)

(unaudited)

2.        Summary of Significant Accounting Policies (continued)

h)      Mineral Property Costs

The Company has been in the exploration stage since its inception on January 5, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. The Company assesses the carrying costs for impairment under ASC 360, Property, Plant, and Equipment at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

i)      Long-lived Assets

In accordance with ASC 360, Property Plant and Equipment the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

j)      Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440 Asset Retirement and Environmental  Obligations  which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any assets retirement obligations as of November 30, 2009 and May 31, 2009.

k)      Financial Instruments

ASC 825, Financial Instruments requires an entity to maximize the use of observable inputs and the fair value of financial instruments, which include cash, accounts payable, amounts due to related parties, and loans payable were estimated to approximate their carrying values due to the immediate or short-term maturities of these financial instruments. The Company's operations are in Canada, China and Africa, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of November 30, 2009

(Expressed in U.S. dollars)

(unaudited)

2.        Summary of Significant Accounting Policies (continued)

l)      Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

m)      Foreign Currency Translation

The functional and reporting currency of the Company is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with ASC 740 Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

To the extent that the Company incurs transactions that are not denominated in its functional currency, they are undertaken in Canadian dollars, Chinese Yuan Renminbi ("RMB"), and Tanzanian Schilling. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

n)      Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation - Stock Based Compensation, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company's stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of November 30, 2009

(Expressed in U.S. dollars)

(unaudited)

2.        Summary of Significant Accounting Policies (continued)

o)      Recently Issued Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 did not have a material effect on the Company's financial statements. Refer to Note 11.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company's financial statements, but did eliminate all references to pre-codification standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

p)      Reclassification

Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

3.        Prepaid Expenses

The components of prepaid expenses are as follows:

 November 30,
2009
$

 May 31,
2009
$

General and administrative

27,095

9,273

Rent

2,323

3,098

Travel and exploration expenses

14,435

3,294

Total prepaid expenses

43,853

15,665

4.        Property and Equipment

November 30,

May 31,

2009

2009

Accumulated

Net Book

Net Book

Cost

Amortization

Value

Value

$

$

$

$

Automobiles

54,000

20,250

33,750

42,750

Office equipment

22,051

10,027

12,024

15,499

76,051

30,277

45,774

58,249

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of November 30, 2009

(Expressed in U.S. dollars)

(unaudited)

5.        Related Party Transactions

During the six months ended November 30, 2009, the Company incurred $63,000 (2008 - $189,264) of consulting fees included in general and administrative expenses, and reimbursed $35,000 (2008 - $287.697) of expenses incurred on behalf of the Company, by various directors and officers. As at November 30, 2009, the Company was indebted to the Chief Executive Officer of the Company for $597,980 (May 31, 2009 - $487,323). The amounts due are non-interest bearing, unsecured and due on demand.

6.        Mineral Properties

Tanzania, Africa

a)      On August 4, 2005, the Company entered into an Asset Purchase Agreement (the "KBT Agreement") with KBT Discovery Group Tanzania Ltd. ("KBT") to acquire three Prospecting Licenses, which cover an area of approximately 621 square kilometres in Tanzania, for an aggregate purchase price of $75,000 and 2,800,000 restricted shares of common stock. On November 10, 2005, the Company entered into an Amendment Agreement in which the number of shares to be issued was increased to 5,600,000 restricted shares of common stock. On October 16, 2006, the Company entered into an Amendment Agreement in which the aggregate purchase price was increased to $225,000. By the end of the fiscal year ended May 31, 2006, the Company had completed its due diligence and closed the agreement. At the first closing, Prospecting Licence No. 2810/2004, known as "Tabora", was transferred to the Company's name and the Company issued 5,600,000 restricted shares of common stock to KBT (See (d) below). The Prospecting Licence No. 3117/2005, known as "Morogoro", and Prospecting Licence No. 3118/2005, known as "KM 7", were in the name of Atlas Africa Limited ("Atlas"), a Tanzanian company. KBT had entered into an agreement with Atlas which gave KBT the right to prospect minerals under the Morogoro and KM 7 Prospecting Licenses and an option to enter into a joint venture with Atlas to prospect and mine minerals under the Morogoro and KM 7 Prospecting Licenses. KBT caused Atlas to terminate the joint venture agreements and transferred the Morogoro and KM 7 Prospecting Licenses to the Company's name and the Company paid KBT $75,000. On July 19, 2006, the Company entered into a Letter of Amendment, whereby the Company paid $50,000 directly to Atlas. During the year ended May 31, 2007, the Company paid the $50,000 to Atlas and recognized an impairment loss of $50,000 as there are no proven or probable reserves on any of the Tanzania properties. The prospecting licenses expire three years after their initial issuance.  The Company can apply to reacquire 50% of the area covered by the original prospecting license.  As at November 30, 2009, the Company has applied to reacquire Morogoro license.

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

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of November 30, 2009

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

e)      On April 27, 2006, the Company entered into a Strategic Alliance Agreement with Canaco Resources Inc. ("Canaco"), a Canadian public company. Under the terms of the agreement, Canaco paid $350,000 (received during fiscal 2007) to the Company, and will provide technical management and fund the initial assessment of each of the prospects in Tanzania, in order to earn up to a 70% undivided interest in the prospects. The $350,000 payment can be allocated at Canaco's discretion to cash payments owing under subsequent option agreements.  On November 1, 2007, Canaco allocated $75,000 of the payment as the cash consideration owed under the option agreement described in Note 6(f)(i).  In connection with this agreement, the Company is required to issue 200,000 restricted shares of common stock. The Company determined the fair value of the 200,000 shares to be $88,000. The 200,000 shares have not been issued as at November 30, 2009, and $88,000 is included in common stock subscribed.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of November 30, 2009

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

g)      On November 17, 2006, the Company entered into an Asset Purchase Agreement with Atlas to acquire Prospecting License No. 3920/2006, which covers an area of approximately 46 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $200,000 (paid) and 4,500,000 restricted shares of common stock. The Company determined the fair value of the shares to be $3,172,500. As at May 31, 2007, the Company issued 1,500,000 shares at the fair value of $1,057,500 and at November 30, 2009, the remaining 3,000,000 shares at the fair value of $2,115,000 is included in common stock subscribed.  Refer to Note 6(q).

h)      On November 17, 2006, the Company entered into an Asset Purchase Agreement with HG to acquire six Prospecting Licenses, which cover an area of approximately 2,388.79 square kilometres in Tanzania. Prospecting License No.'s 3868/2006, 3671/2005, 3398/2005, 3105/2005, 3211/2005, and 2961/2004 were transferred to the Company's name on signing the agreement for an aggregate purchase price of $600,000 ("Cash Payment") and issuance of 4,000,000 restricted shares of common stock (issued) at a fair value of $2,820,000. The Cash Payment is to be made as follows: $150,000 (paid) on signing of the agreement and $150,000 payments at the end of each ninety day period thereafter until the consideration is paid in full. As at November 30, 2009, $250,000 is included in accrued liabilities.  The Company has let Prospecting License No.'s 3671/2005, 3398/2005, 3105/2005, 3211/2005, and 2961/2004 lapse.

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

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of November 30, 2009

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

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of November 30, 2009

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

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of November 30, 2009

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

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of November 30, 2009

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

On June 5, 2009, the Company entered into a new joint venture which reduced the area covered by the original agreement, to approximately 380 square kilometres. Pursuant to the new joint venture agreement, the Company was required to pay $40,000 upon the signing of the new agreement.  In addition, the joint venture partner is still entitled to receive a perpetual net smelter royalty return of 3% from any product realized from the property underlying the prospecting licenses. By entering into the new joint venture agreement, the Company is no longer required to pay the balance of the $460,000 previously due under the prior joint venture agreement. The new joint venture agreement covers prospecting licenses No. 5673/2009, No. 5669/2009, No. 5664/2009, and No. 5662/2009, all of which were renewed on June 12, 2009 for a period of three years.  At November 30, 2009, $40,000 is included in accounts payable.

On November 7, 2009, the Company entered into a purchase agreement with Ruby Creek Resources Inc.(RCR).  Pursuant to the agreement, RCR has the right to acquire a 70% interest in 125 square kilometres of the Company's interest in the 380 square kilometres covered by the 4 prospecting licenses above in consideration for $3,000,000 payable as follows:

a)      $100,000 within 5 business days of signing the agreement.

b)      $150,000 within 15 business days of signing the agreement.

c)      $100,000 upon satisfactory completion of Ruby Creek's due diligence.

d)      $400,000 upon closing and receipt the first mining license.

e)      $750,000 payable within 12 months of closing.

f)      $750,000 payable within 24 months of closing, and

g)      $750,000 payable within 36 months of closing.  This payment may be made in common shares of RCR.   The shares will be valued at the 10 day average trading price of RCR's common stock prior to the payment date.

Ruby Creek can increase its ownership from 70% to 75% by paying an additional $1,000,000 within 12 months of closing.  Pursuant to the agreement the Company received $175,000 subsequent to the period end.  The deposits of $100,000 and $150,000 shall be 50% refundable should Ruby Creek elect not to continue after completion of the due diligence.  As at November 30, 2009, the Company has recorded $125,000 in amount receivable.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of November 30, 2009

(Expressed in U.S. dollars)

(unaudited)

7.        Accrued Liabilities

The components of accrued liabilities are as follows:

 November 30,
2009
$

 May 31,
2009
$

Mineral property expenditures

250,000

250,000

Professional fees

12,233

23,599

Total accrued liabilities

262,233

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

9.        Stock Options

The Company adopted a Stock Option Plan dated April 27, 2007, (the "2007 Stock Option Plan"), under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock.  At November 30, 2009, the Company had no shares of common stock available to be issued under the 2007 Stock Option Plan.

The Company adopted an additional Stock Option Plan dated October 20, 2008 (the "2008 Stock Option Plan"), under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. At November 30, 2009, the Company had 4,100,000 shares of common stock available to be issued under the 2008 Stock Option Plan.

During the six month period ended November 30, 2009, the Company granted stock options to acquire 4,200,000 common shares at a price of $0.15 per share exercisable for 5 years and 300,000 shares at a price of $0.30 for five years.  During the six months ended November 30, 2009, the Company recorded stock-based compensation of $1,519,382 (2008 - $Nil) as general and administrative expense.

During the six month period ended November 30, 2008, the Company granted stock options to acquire 2,910,000 common shares at a price of $0.30 per share exercisable for 5 years. During the six month period ended November 30, 2008, the Company recorded stock-based compensation of $1,196,228 as general and administrative expense.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of November 30, 2009

(Expressed in U.S. dollars)

(unaudited)

9.        Stock Options (continued)

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the six months ended November 30, 2009 was $0.34 per share (2008 - $0.41). The weighted average assumptions used are as follows:

Six months Ended

 November 30,
2009

 November 30,
2008

Expected dividend yield

0%

0%

Risk-free interest rate

2.71%

2.59%

Expected volatility

177%

167%

Expected option life (in years)

5.00

5.00

The total intrinsic value of stock options exercised during the six months ended November 30, 2009, was $966,000 (2008 - $362,800).

The following table summarizes the continuity of the Company's stock options:

Number of Options

 Weighted Average Exercise Price
$

 Weighted Average Remaining Contractual
Term (years)

 Aggregate
Intrinsic
Value
$

Outstanding, May 31, 2009

2,823,333

0.30

Granted

4,500,000

0.16

Exercised

(4,200,000)

0.30

Outstanding, November 30, 2009

3,123,333

0.30

3.94

-

Exercisable, November 30, 2009

3,123,333

0.30

3.94

-

At November 30, 2009, the Company had no unvested stock options and no unrecognized compensation costs.

The stock options outstanding are exercisable for cash at $0.30 per share, or on a cashless exercise basis using a prorated formula whereby the number of shares issuable is equal to (a) the average closing price for the five days prior to exercise date ("ACP") in excess of the $0.30 exercise price, divided by (b) the exercise price multiplied by (c) the number of options exercised.   During the six month period ended November 30, 2009, 4,200,000 cashless stock options were exercised (2008 - 640,000).

10.      Share Purchase Warrants

The following table summarizes the continuity of the Company's share purchase warrants:

 Number of
Warrants

 Weighted Average Exercise Price
$

Balance, May 31, 2009

3,700,200

0.37

Issued

733,500

0.39

Expired

(2,500,000)

0.34

Balance, November 30, 2009

1,933,700

0.42

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of November 30, 2009

(Expressed in U.S. dollars)

(unaudited)

11.      Commitments

a)      On January 9, 2006, the Company entered into a consulting agreement for a term of three months for consideration of $75,000 cash (paid in fiscal 2006 by a director on behalf of the Company) and 150,000 shares of common stock (100,000 shares transferred to the consultant by related parties during fiscal 2006). As at May 31, 2008, 50,000 shares of common stock are owed to the consultant. As at November 30, 2009, the fair value of $50,000 for these shares owed is included in common stock subscribed.

b)      On January 1, 2009, the Company entered into an agreement to rent office space for $1,393 (Cdn$1,470) per month for a period of twelve months.  The Company can terminate the agreement with sixty days notice.

c)      In August 2008, the Company entered into a two year lease agreement for the provision of office space.  Under the lease agreement, the Company is obligated to make the following annual payments:

Fiscal Period

2010

$13,900 (RMB 90,000)

During the six month period ended November 30, 2009, the Company incurred rent expense of $13,160 (RMB 90,000) pursuant to the agreement.

d)      On September 24, 2008, the Company agreed to pay the CEO $10,000 per month for three years.

12.      Fair Value Measurements

ASC 820 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

Pursuant to ASC 820, the fair value of our cash equivalents is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company's balance sheet as of November 30, 2009 as follows:

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of November 30, 2009

(Expressed in U.S. dollars)

(unaudited)

12.      Fair Value Measurements (continued)

Fair Value Measurements Using

Quoted Prices in

Significant

Active Markets

Other

Significant

For Identical

Observable

Unobservable

Instruments

Inputs

Inputs

Balance as of

(Level 1)

(Level 2)

(Level 3)

November 30, 2009

$

$

$

$

Assets:

Cash

65,156

-

-

65,156

Total assets measured at fair value

65,156

-

-

65,156

The Company believes that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

13.      Subsequent Events

Effective this quarter, the Company implemented ASC 855 Subsequent Events (ASC 855). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC 855 did not impact the Company's financial position or results of operations. The Company evaluated all events or transactions that occurred after November 30, 2009 up through January 12, 2010, the date the Company issued these unaudited financial statements.  During this period, the Company did not have any material recognizable subsequent events.

Item 2.                Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the six months ended November 30, 2009 and 2008 should be read in conjunction with our unaudited interim financial statements and related notes for the six months ended November 30, 2009 and 2008.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements.

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

Effective on November 7, 2009, we entered into a purchase agreement (the "Ruby Creek Agreement") with Ruby Creek Resources, Inc. ("Ruby Creek"), pursuant to which Ruby Creek has the right to purchase a portion of our rights in and to our Mkuvia Alluvial Gold Project.

Under the terms of the Ruby Creek Agreement, Ruby Creek will earn a 70 percent interest in 125 square kilometres of our 380 square kilometre Mkuvia property by making payments to us totalling $3,000,000 within three years of the closing transaction, which is expected to occur shortly after completion of the 90-day due diligence period that Ruby Creek has under the Ruby Creek Agreement.

The Ruby Creek Agreement also provides that within 12 months of the closing transaction, Ruby Creek has the option to increase its interest from 70 percent to 75 percent of the 125 square kilometres by making an additional $1,000,000 payment.

In all cases, the original owner of the underlying prospecting licenses, Mr. Mkuvia Maita, retains a three percent net smelter royalty as per the pre-existing joint venture agreement between Mr. Maita and our company.

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

Morogoro

On August 4, 2005, we entered into an Asset Purchase Agreement (the "KBT Agreement") with KBT Discovery Group Tanzania Ltd. ("KBT") to acquire three prospecting licenses, which cover an area of approximately 621 square kilometers in Tanzania, for an aggregate purchase price of $75,000 and 2,800,000 restricted shares of common stock. On November 10, 2005, we entered into an amendment agreement to the KBT Agreement pursuant to which the number of shares to be issued was increased to 5,600,000 restricted shares of common stock. On October 16, 2006, we entered into an Amendment Agreement in which the aggregate purchase price was increased to $225,000. By the end of the fiscal year ended May 31, 2006, we had completed due diligence and closed the agreement. At the first closing, Prospecting License No. 2810/2004, known as "Tabora", was transferred to us and we issued 5,600,000 restricted shares of common stock to KBT. Prospecting License No. 3117/2005, known as "Morogoro", and Prospecting License No. 3118/2005, known as "KM 7", were in the name of Atlas Africa Limited ("Atlas"), a Tanzanian company. KBT had entered into an agreement with Atlas which gave KBT the right to prospect minerals under the Morogoro and KM 7 Prospecting Licenses and an option to enter into a joint venture with Atlas to prospect and mine minerals under the Morogoro and KM 7 Prospecting Licenses. KBT caused Atlas to terminate this joint venture agreement and transferred the Morogoro and KM 7 Prospecting Licenses to us and we paid KBT $75,000. On July 19, 2006, we entered into a Letter of Amendment, pursuant to which we agreed to pay $50,000 directly to Atlas. During the year ended May 31, 2007, we paid the $50,000 to Atlas and recognized an impairment loss of $50,000 as there are no proven or probable reserves on any of the Tanzania properties. The prospecting licenses expire three years after the initial issuance. We can apply to reacquire 50% of the area covered by the original prospecting licenses.  As at November 30, 2009, the Company has applied to reacquire the licenses.  As noted above, however, the Company has allowed its interests in Tabora and KM 7 to lapse, but the Company has retained its interest in Morogoro.

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

Magembe

On November 17, 2006, we entered into an Asset Purchase Agreement with Atlas to acquire Prospecting License No. 3920/2006, known as "Shinyanga" or "Magembe", which covers an area of approximately 46 square kilometres in Tanzania. The license was transferred to us on signing the agreement for an aggregate purchase price of $200,000 (paid) and 4,500,000 restricted shares of common stock. We determined the fair market value of the 4,500,000 shares to be $3,172,500. As at May 31, 2007, the Company had issued 1,500,000 shares, and as at November 30, 2009, the remaining 3,000,000 shares that are issuable under the agreement had not been issued.

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

At November 30, 2009, we had cash of $65,156 and a working capital deficit of $1,271,296. We will require additional funds to pursue our plan of operations as set forth above. Accordingly, we will be required to obtain additional financing in order to pay our planned expenses during the next 12 months. We are continuing to seek to raise funds through private placement offerings of our shares of common stock. However, there can be no assurance that we will complete any such private placement offerings or that the funds raised will be sufficient for us to pay our expenses for and beyond the next twelve months.

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

Results of Operations

The following table sets out our loss for the periods indicated:

 Accumulated
from January 5, 2004
(Date of Inception) to

 For the Three
Month Period
Ended

 For the Three
Month Period
Ended

 For the Six
Month Period
Ended

 For the Six
Month Period
Ended

November 30,

November 30,

November 30,

November 30,

November 30,

2009

2009

2008

2009

2008

$

$

$

$

$

Revenue

-

-

-

Expenses

Consulting

7,451,669

33,744

1,387,013

1,593,611

1,564,301

General and administrative

898,668

53,712

107,670

76,034

147,725

Mineral property costs

19,441,149

-

216,148

10,097

1,403,614

Professional

1,070,640

74,690

132,391

160,576

178,511

Travel

1,070,066

5,446

191,764

24,527

315,770

Rent

106,146

15,730

6,570

28,303

9,377

Total Expenses

30,038,338

183,322

2,041,556

1,893,148

3,619,298

Net Loss Before Other Expense

(30,038,338)

(183,322)

(2,041,556)

(1,893,148)

(3,619,298)

Other Income (Expense)

Mineral property option payments

281,017

125,000

-

125,000

-

Loss on sale of investment securities

(57,071)

-

-

-

-

Net Loss for the Period

(29,814,392)

(58,322)

(2,041,556)

(1,768,148)

(3,619,298)

Revenues

We had no operating revenues since our inception (January 5, 2004) to November 30, 2009.  We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

Our expenses in the six months ended November 30, 2009 decreased to $1,893,148 from $3,619,298 in the six months ended November 30, 2008, primarily as a result of decreased mineral property costs and travel costs.

Net Loss

Our net loss for the six months ended November, 2009 was $1,768,148, compared to $3,619,298 for the six months ended November 30, 2008.

Liquidity and Capital Resources

We had cash of $65,156 and a working capital deficit of $1,271,296 at November 30, 2009.

We estimate that our total expenditures over the next twelve months will be approximately $2,600,000, as outlined above under the heading "Plan of Operations".

Net Cash Used in Operating Activities

Net cash used in operating activities was $158,474 during the six months ended November 30, 2009, as compared to $2,833,448 during the six months ended November 30, 2008.  Net cash used in operating activities from our inception on January 5, 2004 to November 30, 2009 was $6,159,898.

Cash from Financing Activities

During the six months ended November 30, 2009, we received $26,600 net cash from financing activities from the sale of our common stock.  During the six months ended November 30, 2008, we received $3,075,500 net cash from financing activities from the sale of our common stock.  We have funded our business to date primarily from sales of our common stock.  From our inception on January 5, 2004 to November 30, 2009, we raised a net total of approximately $6,398,783 from private offerings of our securities.

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

Mineral Property Costs

The Company has been in the exploration stage since its inception on January 5, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. The Company assesses the carrying costs for impairment under ASC 360, Property, Plant, and Equipment at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Long-lived Assets

In accordance with ASC 360, Property Plant and Equipment the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation - Stock Based Compensation, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company's stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Recent Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 did not have a material effect on the Company's financial statements. Refer to Note 11.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company's financial statements, but did eliminate all references to pre-codification standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the six months ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.21(15)

Agreement with Ruby Creek Resources, Inc. dated November 7, 2009

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

(15) Incorporated by reference to Current Report on Form 8-K filed on November 13, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUGLAS LAKE MINERALS INC.

By:       "Harpreet Singh Sangha"

             Harpreet Singh Sangha

             Chief Executive Officer, President and a director

             Date:   January 14, 2010

By:       "Herminder Rai"

             Herminder Rai

             Chief Financial Officer, Secretary and Treasurer

             Date:   January 14, 2010