Form 10-Q
period 2010-02-28
Douglas Lake Minerals Inc.
filed 2010-04-14
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

                                                                                                                                         Yes  ☐
   No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  72,313,281 shares of common stock as of April 13, 2010.

DOUGLAS LAKE MINERALS INC.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

February 28, 2010

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

PART I - FINANCIAL INFORMATION

Item 1.               Financial Statements

The following unaudited interim financial statements of Douglas Lake Minerals Inc.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. dollars)

 February 28, 2010
$

May 31,
2009
$

(unaudited)

ASSETS

Current Assets

Cash

40,200

197,030

Prepaid expenses (Note 3)

76,551

15,665

Total Current Assets

116,751

212,695

Property and Equipment (Note 4)

39,537

58,249

Total Assets

156,288

270,944

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable

543,218

513,379

Accrued liabilities (Note 7)

280,906

273,599

Deferred mineral option advances (Note 6(t))

125,000

-

Due to related parties (Note 5)

697,862

487,323

Total Liabilities

1,646,986

1,274,301

Commitments and Contingencies (Notes 1, 6 and 11)

Stockholders' Deficit

 Common Stock
   Authorized: 500,000,000 shares (2009 - 500,000,000), $0.001 par value
Issued and outstanding: 72,313,282 shares (May 31, 2009 - 66,646,282 shares)

72,314

66,646

Additional Paid-in Capital

26,154,556

24,291,241

Common Stock Subscribed (Notes 6, 8 and 11(a))

2,253,000

2,576,000

Donated Capital

109,000

109,000

Deficit Accumulated During the Exploration Stage

(30,079,568)

(28,046,244)

Total Stockholders' Deficit

(1,490,698)

(1,003,357)

Total Liabilities and Stockholders' Deficit

156,288

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

2010

2010

2009

2010

2009

$

$

$

$

$

Revenue

-

-

-

-

-

Expenses

Consulting

7,558,352

106,683

173,495

1,700,294

1,737,796

General and administrative

915,766

17,098

40,336

93,132

188,061

Mineral property costs

19,498,133

56,984

106,823

67,081

1,510,437

Professional

1,101,103

30,463

119,826

191,039

298,337

Travel

1,110,271

40,205

46,574

64,732

362,344

Rent

119,889

13,743

24,328

42,046

33,705

Total Expenses

30,303,514

265,176

511,382

2,158,324

4,130,680

Net Loss Before Other Expense

(30,303,514)

(265,176)

(511,382)

(2,158,324)

(4,130,680)

Other Income (Expense)

Mineral property option payments

281,017

-

-

125,000

-

Loss on sale of investment securities

(57,071)

-

-

-

-

Net Loss

(30,079,568)

(265,176)

(511,382)

(2,033,324)

(4,130,680)

Net Loss Per Share - Basic and Diluted

-

(0.01)

(0.03)

(0.08)

Weighted Average Shares Outstanding

72,313,000

63,873,000

71,264,000

54,958,000

(The accompanying notes are an integral part of these consolidated financial statements)

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

 Accumulated
from January 5, 2004 (Date of Inception) to February 28,
2010
$

 For the
Nine Months
Ended
February 28,
2010
$

 For the
Nine Months
Ended
February 28,
2009
$

Operating Activities

Net loss for the period

(30,079,568)

(2,033,324)

(4,130,680)

    Adjustments to reconcile net loss to net cash used in
operating activities:

Amortization

36,515

18,712

9,977

Donated services and rent

9,000

-

-

Impairment of mineral property costs

17,492,074

-

-

Loss on sale of investment securities

57,071

-

-

Mineral property option payments

(156,017)

-

-

Stock-based compensation

5,346,836

1,519,382

1,196,228

Changes in operating assets and liabilities:

Deferred mineral option advances

(125,000)

(125,000)

Prepaid deposit

(76,551)

(60,886)

64,121

Accounts payable and accrued liabilities

131,322

37,147

(168,845)

Due to related parties

929,464

210,539

3,143

Net Cash Used in Operating Activities

(6,434,854)

(433,430)

(3,026,056)

Investing Activities

Mineral property acquisition costs

(697,677)

-

-

Proceeds from mineral property options

850,000

250,000

-

Purchase of property and equipment

(76,052)

-

(73,300)

Net Cash Provided by (Used) In Investing Activities

76,271

250,000

(73,300)

Financing Activities

Proceeds from issuance of common stock

6,733,532

40,000

3,293,500

Repayment of loan payable

-

-

(20,000)

Share issuance costs

(334,749)

(13,400)

(34,500)

Net Cash Provided By Financing Activities

6,398,783

26,600

3,239,000

Increase in Cash

40,200

(156,830)

139,644

Cash - Beginning of Period

-

197,030

53,610

Cash - End of Period

40,200

40,200

193,254

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

-

-

-

(The accompanying notes are an integral part of these consolidated financial statements)

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of February 28, 2010

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at February 28, 2010, the Company has a working capital deficit of $1,530,235 and has accumulated losses of $30,079,568 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at February 28, 2010 and May 31, 2009, and the results of its operations and cash flows for the nine months ended February 28, 2010 and 2009. The results of operations for the nine months ended February 28, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of February 28, 2010

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

e)   Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at February 28, 2010 and 2009, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of February 28, 2010

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

j)   Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440 Asset Retirement and Environmental  Obligations  which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any assets retirement obligations as of February 28, 2010 and May 31, 2009.

k)   Financial Instruments

ASC 825, Financial Instruments requires an entity to maximize the use of observable inputs and the fair value of financial instruments, which include cash, accounts payable, amounts due to related parties, and deferred option payments were estimated to approximate their carrying values due to the immediate or short-term maturities of these financial instruments. The Company's operations are in Canada, China and Africa, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of February 28, 2010

(Expressed in U.S. dollars)

(unaudited)

2.     Summary of Significant Accounting Policies (continued)

m)   Foreign Currency Translation (continued)

To the extent that the Company incurs transactions that are not denominated in its functional currency, they are undertaken in Canadian dollars, Chinese Yuan Renminbi ("RMB"), and Tanzanian Schilling. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

n)   Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation - Stock Based Compensation and ASC 505, Equity Based Payments to Non-Employees, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

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

o)   Recently Issued Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date and through the date that the financial statements are issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 did not have a material effect on the Company's financial statements.

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

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of February 28, 2010

(Expressed in U.S. dollars)

(unaudited)

3.     Prepaid Expenses

The components of prepaid expenses are as follows:

 February 28,
2010
$

 May 31,
2009
$

General and administrative

3,287

9,273

Professional fees

43,550

-

Rent

2,194

3,098

Travel and exploration expenses

27,520

3,294

76,551

15,665

4.     Property and Equipment

February 28,

May 31,

2010

2009

Accumulated

Net Book

Net Book

Cost

Amortization

Value

Value

$

$

$

$

Automobiles

54,000

24,750

29,250

42,750

Office equipment

22,051

11,764

10,287

15,499

76,051

36,514

39,537

58,249

5.     Related Party Transactions

During the nine months ended February 28, 2010, the Company incurred $124,058 (2009 - $153,685) of consulting fees, and reimbursed $94,758 (2009 - $278,515) of expenses incurred on behalf of the Company, by various directors and officers. As at February 28, 2010, the Company was indebted to the Chief Executive and Chief Financial Officers of the Company for $697,862 (May 31, 2009 - $487,323). The amounts due are non-interest bearing, unsecured and due on demand.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of February 28, 2010

(Expressed in U.S. dollars)

(unaudited)

6.     Mineral Properties

Tanzania, Africa

a)   On August 4, 2005, the Company entered into an Asset Purchase Agreement (the "KBT Agreement") with KBT Discovery Group Tanzania Ltd. ("KBT") to acquire three Prospecting Licenses, which cover an area of approximately 621 square kilometres in Tanzania, for an aggregate purchase price of $75,000 and 2,800,000 restricted shares of common stock. On November 10, 2005, the Company entered into an Amendment Agreement in which the number of shares to be issued was increased to 5,600,000 restricted shares of common stock. On October 16, 2006, the Company entered into an Amendment Agreement in which the aggregate purchase price was increased to $225,000. By the end of the fiscal year ended May 31, 2006, the Company had completed its due diligence and closed the agreement. At the first closing, Prospecting Licence No. 2810/2004, known as "Tabora", was transferred to the Company's name and the Company issued 5,600,000 restricted shares of common stock to KBT (See (d) below). The Prospecting Licence No. 3117/2005, known as "Morogoro", and Prospecting Licence No. 3118/2005, known as "KM 7", were in the name of Atlas Africa Limited ("Atlas"), a Tanzanian company. KBT had entered into an agreement with Atlas which gave KBT the right to prospect minerals under the Morogoro and KM 7 Prospecting Licenses and an option to enter into a joint venture with Atlas to prospect and mine minerals under the Morogoro and KM 7 Prospecting Licenses. KBT caused Atlas to terminate the joint venture agreements and transferred the Morogoro and KM 7 Prospecting Licenses to the Company's name and the Company paid KBT $75,000. On July 19, 2006, the Company entered into a Letter of Amendment, whereby the Company paid $50,000 directly to Atlas. During the year ended May 31, 2007, the Company paid the $50,000 to Atlas and recognized an impairment loss of $50,000 as there are no proven or probable reserves on any of the Tanzania properties. The prospecting licenses expire three years after their initial issuance.  The Company can apply to reacquire 50% of the area covered by the original prospecting license.  As at February 28, 2010, the Company has applied to reacquire Morogoro license.

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

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of February 28, 2010

(Expressed in U.S. dollars)

(unaudited)

6.     Mineral Properties (continued)

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

e)   On April 27, 2006, the Company entered into a Strategic Alliance Agreement with Canaco Resources Inc. ("Canaco"), a Canadian public company. Under the terms of the agreement, Canaco paid $350,000 (received during fiscal 2007) to the Company, and will provide technical management and fund the initial assessment of each of the prospects in Tanzania, in order to earn up to a 70% undivided interest in the prospects. The $350,000 payment can be allocated at Canaco's discretion to cash payments owing under subsequent option agreements.  On November 1, 2007, Canaco allocated $75,000 of the payment as the cash consideration owed under the option agreement described in Note 6(f)(i).  In connection with this agreement, the Company is required to issue 200,000 restricted shares of common stock. The Company determined the fair value of the 200,000 shares to be $88,000. The 200,000 shares have not been issued as at February 28, 2010, and $88,000 is included in common stock subscribed.

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

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of February 28, 2010

(Expressed in U.S. dollars)

(unaudited)

6.     Mineral Properties (continued)

Tanzania, Africa (continued)

g)   On November 17, 2006, the Company entered into an Asset Purchase Agreement with Atlas to acquire Prospecting License No. 3920/2006, which covers an area of approximately 46 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $200,000 (paid) and 4,500,000 restricted shares of common stock. The Company determined the fair value of the shares to be $3,172,500. As at May 31, 2007, the Company issued 1,500,000 shares at the fair value of $1,057,500 and at February 28, 2010, the remaining 3,000,000 shares at the fair value of $2,115,000 is included in common stock subscribed.  Refer to Note 6(q).

h)   On November 17, 2006, the Company entered into an Asset Purchase Agreement with HG to acquire nine Prospecting Licenses, which cover an area of approximately 2,388.79 square kilometres in Tanzania. Prospecting License No.'s 3868/2006, 3671/2005, 3398/2005, 3105/2005, 3211/2005, and 2961/2004 were transferred to the Company's name on signing the agreement for an aggregate purchase price of $600,000 ("Cash Payment") and issuance of 4,000,000 restricted shares of common stock (issued) at a fair value of $2,820,000. The Cash Payment is to be made as follows: $150,000 (paid) on signing of the agreement and $150,000 payments at the end of each ninety day period thereafter until the consideration is paid in full. As at February 28, 2010, $250,000 is included in accrued liabilities.  The Company has let Prospecting License No.'s 3671/2005, 3398/2005, 3105/2005, 3211/2005, and 2961/2004 lapse.

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

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of February 28, 2010

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

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of February 28, 2010

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

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of February 28, 2010

(Expressed in U.S. dollars)

(unaudited)

6.     Mineral Properties (continued)

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

On June 5, 2009, the Company entered into a new joint venture which reduced the area covered by the original agreement to approximately 380 square kilometres. Pursuant to the new joint venture agreement, the Company was required to pay $40,000 upon the signing of the new agreement.  In addition, the joint venture partner is still entitled to receive a perpetual net smelter royalty return of 3% from any product realized from the property underlying the prospecting licenses. By entering into the new joint venture agreement, the Company is no longer required to pay the balance of the $460,000 previously due under the prior joint venture agreement. The new joint venture agreement covers prospecting licenses No. 5673/2009, No. 5669/2009, No. 5664/2009, and No. 5662/2009, all of which were renewed on June 12, 2009 for a period of three years.

On November 7, 2009, the Company entered into a purchase agreement with Ruby Creek Resources Inc. ("RCR").  Pursuant to the agreement, RCR has the right to acquire a 70% interest in 125 square kilometres of the Company's interest in the 380 square kilometres covered by the 4 prospecting licenses above in consideration for $3,000,000 payable as follows:

a)     $100,000 within 5 business days of signing the agreement (received).

b)     $150,000 within 15 business days of signing the agreement (received).

c)     $100,000 upon satisfactory completion of RCR due diligence.

d)     $400,000 upon closing and receipt the first mining license.

e)     $750,000 payable within 12 months of closing.

f)     $750,000 payable within 24 months of closing, and

g)     $750,000 payable within 36 months of closing.  This payment may be made in common shares of RCR.  The shares will be valued at the 10 day average trading price of RCR's common stock prior to the payment date.

RCR can increase its ownership from 70% to 75% by paying an additional $1,000,000 within 12 months of closing.  At February 28, 2010, the Company has received $250,000 pursuant to the agreement, which is 50% refundable should RCR elect not to continue after completion of the due diligence.  As at February 28, 2010, the Company has deferred $125,000 representing the refundable portion of the payments.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of February 28, 2010

(Expressed in U.S. dollars)

(unaudited)

7.     Accrued Liabilities

The components of accrued liabilities are as follows:

 February 28,
2010
$

 May 31,
2009
$

Consulting fees

30,000

-

Mineral property expenditures

250,000

250,000

Professional fees

906

23,599

Total accrued liabilities

280,906

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

9.     Stock Options

The Company adopted a Stock Option Plan dated April 27, 2007, (the "2007 Stock Option Plan"), under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock.  At February 28, 2010, the Company had no shares of common stock available to be issued under the 2007 Stock Option Plan.

The Company adopted an additional Stock Option Plan dated October 20, 2008 (the "2008 Stock Option Plan"), under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. At February 28, 2010, the Company had 4,100,000 shares of common stock available to be issued under the 2008 Stock Option Plan.

During the nine month period ended February 28, 2010, the Company granted stock options to acquire 4,200,000 common shares at a price of $0.15 per share exercisable for 5 years and 300,000 shares at a price of $0.30 for five years.  During the nine months ended February 28, 2010, the Company recorded stock-based compensation of $1,519,382 as general and administrative expense.

During the nine month period ended February 28, 2009, the Company granted stock options to acquire 2,910,000 common shares at a price of $0.30 per share exercisable for 5 years. During the nine month period ended February 28, 2009, the Company recorded stock-based compensation of $1,196,228 as general and administrative expense.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of February 28, 2010

(Expressed in U.S. dollars)

(unaudited)

9.      Stock Options (continued)

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the nine months ended February 28, 2010 was $0.34 per share (2009 - $0.41). The weighted average assumptions used are as follows:

Nine months Ended

 February  28,
2010

 February  28,
2009

Expected dividend yield

0%

0%

Risk-free interest rate

2.71%

2.59%

Expected volatility

177%

167%

Expected option life (in years)

5.00

5.00

The total intrinsic value of stock options exercised during the nine months ended February 28, 2010, was $966,000 (2009 - $537,300).

The following table summarizes the continuity of the Company's stock options:

Number of Options

 Weighted Average Exercise Price
$

 Weighted Average Remaining Contractual
Term (years)

 Aggregate
Intrinsic
Value
$

Outstanding, May 31, 2009

2,823,333

0.30

Granted

4,500,000

0.16

Exercised

(4,200,000)

0.15

Outstanding, February 28, 2010

3,123,333

0.30

3.69

-

Exercisable, February 28, 2010

3,123,333

0.30

3.69

-

At February 28, 2010, the Company had no unvested stock options and no unrecognized compensation costs.

The stock options outstanding are exercisable for cash at $0.30 per share, or on a cashless exercise basis using a prorated formula whereby the number of shares issuable is equal to (a) the average closing price for the five days prior to exercise date ("ACP") in excess of the $0.30 exercise price, divided by (b) the exercise price multiplied by (c) the number of options exercised.   During the nine month period ended February 28, 2010, 4,200,000 cashless stock options were exercised.

10.   Share Purchase Warrants

The following table summarizes the continuity of the Company's share purchase warrants:

 Number of
Warrants

 Weighted Average Exercise Price
$

Balance, May 31, 2009

3,700,200

0.37

Issued

733,500

0.39

Expired

(3,000,000)

0.37

Balance, February 28, 2010

1,433,700

0.40

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of February 28, 2010

(Expressed in U.S. dollars)

(unaudited)

11.   Commitments

a)   On January 9, 2006, the Company entered into a consulting agreement for a term of three months for consideration of $75,000 cash (paid in fiscal 2006 by a director on behalf of the Company) and 150,000 shares of common stock (100,000 shares transferred to the consultant by related parties during fiscal 2006). As at May 31, 2008, 50,000 shares of common stock are owed to the consultant. As at February 28, 2010, the fair value of $50,000 for these shares owed is included in common stock subscribed.

b)   In August 2008, the Company entered into a two year lease agreement for the provision of office space.  Under the lease agreement, the Company is obligated to make the following annual payments:

Fiscal Period

2010

$7,046 (RMB 45,000)

2011

$7,046 (RMB 45,000)

During the nine month period ended February 28, 2010, the Company incurred rent expense of $19,743 (RMB 135,000) pursuant to the agreement.

c)   On September 24, 2008, the Company agreed to pay the CEO $10,000 per month for three years.

d)   On September 20, 2009, the Company agreed to pay the CFO $6,176 (Cdn$6,500) per month for six months.

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

Item 2.               Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the nine months ended February 28, 2010 and 2009 should be read in conjunction with our unaudited interim financial statements and related notes for the nine months ended February 28, 2010 and 2009.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements.

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

Morogoro

On August 4, 2005, we entered into an Asset Purchase Agreement (the "KBT Agreement") with KBT Discovery Group Tanzania Ltd. ("KBT") to acquire three prospecting licenses, which cover an area of approximately 621 square kilometers in Tanzania, for an aggregate purchase price of $75,000 and 2,800,000 restricted shares of common stock. On November 10, 2005, we entered into an amendment agreement to the KBT Agreement pursuant to which the number of shares to be issued was increased to 5,600,000 restricted shares of common stock. On October 16, 2006, we entered into an Amendment Agreement in which the aggregate purchase price was increased to $225,000. By the end of the fiscal year ended May 31, 2006, we had completed due diligence and closed the agreement. At the first closing, Prospecting License No. 2810/2004, known as "Tabora", was transferred to us and we issued 5,600,000 restricted shares of common stock to KBT. Prospecting License No. 3117/2005, known as "Morogoro", and Prospecting License No. 3118/2005, known as "KM 7", were in the name of Atlas Africa Limited ("Atlas"), a Tanzanian company. KBT had entered into an agreement with Atlas which gave KBT the right to prospect minerals under the Morogoro and KM 7 Prospecting Licenses and an option to enter into a joint venture with Atlas to prospect and mine minerals under the Morogoro and KM 7 Prospecting Licenses. KBT caused Atlas to terminate this joint venture agreement and transferred the Morogoro and KM 7 Prospecting Licenses to us and we paid KBT $75,000. On July 19, 2006, we entered into a Letter of Amendment, pursuant to which we agreed to pay $50,000 directly to Atlas. During the year ended May 31, 2007, we paid the $50,000 to Atlas and recognized an impairment loss of $50,000 as there are no proven or probable reserves on any of the Tanzania properties. The prospecting licenses expire three years after the initial issuance. We can apply to reacquire 50% of the area covered by the original prospecting licenses.  As at February 28, 2010, the Company has applied to reacquire the licenses.  As noted above, however, the Company has allowed its interests in Tabora and KM 7 to lapse, but the Company has retained its interest in Morogoro.

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

Magembe

On November 17, 2006, we entered into an Asset Purchase Agreement with Atlas to acquire Prospecting License No. 3920/2006, known as "Shinyanga" or "Magembe", which covers an area of approximately 46 square kilometres in Tanzania. The license was transferred to us on signing the agreement for an aggregate purchase price of $200,000 (paid) and 4,500,000 restricted shares of common stock. We determined the fair market value of the 4,500,000 shares to be $3,172,500. As at May 31, 2007, the Company had issued 1,500,000 shares, and as at February 28, 2010, the remaining 3,000,000 shares that are issuable under the agreement had not been issued.

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

At February 28, 2010, we had cash of $40,200 and a working capital deficit of $1,530,235. We will require additional funds to pursue our plan of operations as set forth above. Accordingly, we will be required to obtain additional financing in order to pay our planned expenses during the next 12 months. We are continuing to seek to raise funds through private placement offerings of our shares of common stock. However, there can be no assurance that we will complete any such private placement offerings or that the funds raised will be sufficient for us to pay our expenses for and beyond the next twelve months.

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

 For the
Three Months Ended

 For the
Three Months Ended

 For the
Nine Months Ended

 For the
Nine Months Ended

February 28,

February 28,

February 28,

February 28,

February 28,

2010

2010

2009

2010

2009

$

$

$

$

$

Revenue

-

-

-

-

-

Expenses

Consulting

7,558,352

106,683

173,495

1,700,294

1,737,796

General and administrative

915,766

17,098

40,336

93,132

188,061

Mineral property costs

19,498,133

56,984

106,823

67,081

1,510,437

Professional

1,101,103

30,463

119,826

191,039

298,337

Travel

1,110,271

40,205

46,574

64,732

362,344

Rent

119,889

13,743

24,328

42,046

33,705

Total Expenses

30,303,514

265,176

511,382

2,158,324

4,130,680

Net Loss Before Other Expense

(30,303,514)

(265,176)

(511,382)

(2,158,324)

(4,130,680)

Other Income (Expense)

Mineral property option payments

281,017

-

-

125,000

-

Loss on sale of investment securities

(57,071)

-

-

-

-

Net Loss

(30,079,568)

(265,176)

(511,382)

(2,033,324)

(4,130,680)

Revenues

We had no operating revenues since our inception (January 5, 2004) to February 28, 2010.  We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

Our expenses in the nine months ended February 28, 2010 decreased to $2,158,324 from $4,130,680 in the nine months ended February 28, 2009, primarily as a result of decreased mineral property costs and travel costs.

Net Loss

Our net loss for the nine months ended February 28, 2010 was $2,033,324, compared to $4,130,680 for the nine months ended February 28, 2009.

Liquidity and Capital Resources

We had cash of $40,200 and a working capital deficit of $1,530,235 at February 28, 2010.

We estimate that our total expenditures over the next twelve months will be approximately $2,600,000, as outlined above under the heading "Plan of Operations".

Net Cash Used in Operating Activities

Net cash used in operating activities was $433,430 during the nine months ended February 28, 2010, as compared to $3,026,056 during the nine months ended February 28, 2009.  Net cash used in operating activities from our inception on January 5, 2004 to February 28, 2010 was $6,434,854.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $250,000 during the nine months ended February 28, 2010 (proceeds from mineral property options), as compared to $73,300 used in investing activities during the nine months ended February 28, 2009 (purchase of property and equipment).  Net cash provided by investing activities from our inception on January 5, 2004 to February 28, 2010 was $76,271.

Cash from Financing Activities

During the nine months ended February 28, 2010, we received $26,600 net cash from financing activities from the sale of our common stock.  During the nine months ended February 28, 2009, we received $3,239,000 net cash from financing activities from the sale of our common stock.  We have funded our business to date primarily from sales of our common stock.  From our inception on January 5, 2004 to February 28, 2010, we raised a net total of approximately $6,398,783 from private offerings of our securities.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the nine months ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.                (Removed and Reserved).

Not applicable.

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

             Date:   April 14, 2010

By:       "Herminder Rai"

             Herminder Rai

             Chief Financial Officer, Secretary and Treasurer

             Date:   April 14, 2010