Form 10-K
period 2010-05-31
Douglas Lake Minerals Inc.
filed 2010-09-14
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Fiscal Year Ended May 31, 2010

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

Suite 222-6820 188th Street, Surrey, British Columbia V4N 3G6
(Address of Principal Executive Offices)

(604) 575-3552
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[  ]  Yes          [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
[  ]  Yes          [X] No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. [  ] Yes     [  ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

i

Large accelerated filer [ ] Non-accelerated filer [ ] (do not check if a smaller reporting company)	Accelerated filer [ ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

The aggregate market value of the registrant's stock held by non-affiliates of the registrant as of November 30, 2009, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.26 per share) on that date, was approximately $17,913,813.

The registrant had 82,113,281 shares of common stock outstanding as of September 10, 2010.

__________

ii

TABLE OF CONTENTS

__________

iii

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

  our need for additional financing;

  our limited operating history;

  our history of operating losses;

  our exploration activities may not result in commercially exploitable quantities of ore on our current or any future mineral properties;

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

AVAILABLE INFORMATION

Douglas Lake Minerals Inc. files annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission" or "SEC"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov.

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

Our principal offices are located at 222-6820 188th Street, Surrey, British Columbia, Canada, V4N 3G6; our telephone number is (604) 575-3552.

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. During our year ended May 31, 2010, we had interests in several mineral claims located in Tanzania, Africa, through prospecting licenses issued by the government of Tanzania. However, we have allowed several of such property interests to lapse, and the only the property on which we have an interest at this time is the Mkuvia Alluvial Gold Project, as described below.

None of our mineral claims that we held during our year ended May 31, 2010, including the Mkuvia Alluvial Gold Project, contain any substantiated mineral deposits or reserves of minerals. Minimal exploration has been carried out on these claims. Accordingly, additional exploration of these mineral claims is required before any determination as to whether any commercially viable mineral deposit may exist on our mineral claims. Our plan of operations is to carry out preliminary exploration work on our mineral claims in order to ascertain whether our mineral claims warrant advanced exploration to determine whether they possess commercially exploitable deposits of minerals. We will not be able to determine whether or not any of our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

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

Effective November 7, 2009, the Company entered into a purchase agreement with Ruby Creek Resources, Inc. ("Ruby Creek"), pursuant to which Ruby Creek has the right to purchase a 70 percent interest in 125 square kilometres of the Company' 380 square kilometre Mkuvia Alluvial Gold Project upon payment of $3,000,000 over a three-year period. The schedule by which Ruby Creek is to pay such $3,000,000 to the Company is as follows:

  $100,000 within five business days of signing of the Agreement;

  $150,000 within 15 business days of signing of the Agreement;

  $100,000 upon satisfactory completion of Ruby Creek's due diligence;

  $400,000 upon closing under the Agreement and receipt of the first mining license;

  $750,000 within 12 months of closing;

  $750,000 within 24 months of closing and

  $750,000 within 36 months of closing (this final payment may be made, in Ruby Creek's discretion, in cash or shares of Ruby Creek).

The Agreement also provides that within 12 months of the closing transaction, Ruby Creek has the option to increase its interest from 70 percent to 75 percent of the 125 square kilometres by making an additional $1,000,000 payment to the Company.

In a further purchase agreement between the Company and Ruby Creek dated for reference May 19, 2010 and fully executed on June 16, 2010, Ruby Creek agreed to purchase 70% of the remaining 255 sq km of the Mkuvia Alluvial Gold Project in accordance with the terms of such further purchase agreement. Under the terms of the further purchase agreement, Ruby Creek will earn a 70 percent interest in the remaining 255 square kilometres of the Company's 380 square kilometre Mkuvia Alluvial Gold Project by making payments totaling $6,000,000 to the Company. The schedule by which Ruby Creek is to pay such $6,000,000 to the Company is as follows:

  $200,000 due within seven days of execution of the agreement;

  $150,000 plus the issuance of 4 million restricted shares of common stock of Ruby Creek, with an agreed upon value of $0.80 per share for a stated valuation of $3.2 million, within 30 days of the receipt of Certificates of Acknowledgement for all underlying and related Agreements from the Commissioner for Minerals in Tanzania as required by the Mining Act of Tanzania;

  $450,000 on June 1, 2011;

  $1,000,000 on June 1, 2012; and

  $1,000,000 on June 1, 2013 (which may be satisfied by the issuance of stock by Ruby Creek).

Thus, the combined payments under the November 2009 and the June 2010 Agreement provide for a total commitment of $9,000,000 payable to the Company by Ruby Creek to purchase a 70% interest in the entire 380 square kilometre Mkuvia Alluvial Gold Project.

The ownership structure of the interest in the Mkuvia Alluvial Gold Project shall be a 70% interest for Ruby Creek, a 25% interest for Douglas Lake, and a 5% interest for Mr. Mkuvia Maita, the original owner of the underlying prospecting licenses. In addition, Mr. Maita retains a 3% net smelter royalty. However, the Agreement also provides that Ruby Creek may increase its ownership position from a 70% interest to 75%, reducing the Company's position to 20%, by giving Notice to the Company and paying $1,000,000 to the Company by June 1, 2011.

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

Mineral exploration and development involves a high degree of risk, and few properties that are explored are ultimately developed into producing mines. There is no assurance that our mineral exploration activities will result in any discoveries of commercial bodies of ore. Our long-term profitability is directly related to the cost and success of our exploration programs, which may be affected by a number of factors beyond our control.

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

Other Property Interests

All of the properties in which we held an interest during our year ended May 31, 2010 are in the exploration stage. As described above, our only current mineral property interest at this time is with respect to the Mkuvia Alluvial Gold Project. The Company has allowed its interests in various other properties to lapse during its most recent fiscal year.

Morogoro

On August 4, 2005, we entered into an Asset Purchase Agreement (the "KBT Agreement") with KBT Discovery Group Tanzania Ltd. ("KBT") to acquire three prospecting licenses, which cover an area of approximately 621 square kilometers in Tanzania, for an aggregate purchase price of $75,000 and 2,800,000 restricted shares of common stock. On November 10, 2005, we entered into an amendment agreement to the KBT Agreement pursuant to which the number of shares to be issued was increased to 5,600,000 restricted shares of common stock. On October 16, 2006, we entered into an Amendment Agreement in which the aggregate purchase price was increased to $225,000. By the end of the fiscal year ended May 31, 2006, we had completed due diligence and closed the agreement. At the first closing, Prospecting License No. 2810/2004, known as "Tabora", was transferred to us and we issued 5,600,000 restricted shares of common stock to KBT. Prospecting License No. 3117/2005, known as "Morogoro", and Prospecting License No. 3118/2005, known as "KM 7", were in the name of Atlas Africa Limited ("Atlas"), a Tanzanian company. KBT had entered into an agreement with Atlas which gave KBT the right to prospect minerals under the Morogoro and KM 7 Prospecting Licenses and an option to enter into a joint venture with Atlas to prospect and mine minerals under the Morogoro and KM 7 Prospecting Licenses. KBT caused Atlas to terminate this joint venture agreement and transferred the Morogoro and KM 7 Prospecting Licenses to us and we paid KBT $75,000. On July 19, 2006, we entered into a Letter of Amendment, pursuant to which we agreed to pay $50,000 directly to Atlas. During the year ended May 31, 2007, we paid the $50,000 to Atlas and recognized an impairment loss of $50,000 as there are no proven or probable reserves on any of the Tanzania properties. The prospecting licenses expire three years after the initial issuance. We can apply to reacquire 50% of the area covered by the original prospecting licenses. The Company has allowed its interests in Tabora, KM 7 and Morogoro to lapse.

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

Canaco has failed to make their required payments and has abandoned their option on this property. As at May 31, 2010, the Company has decided to focus on other properties and has let the Magembe prospecting license lapse.

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

We were incorporated in January 2004 and have a limited operating history which makes it difficult to evaluate the investment merits of our Company. As of May 31, 2010, we had incurred losses since inception of $30,095,548.

We have incurred net losses since our inception and expect losses to continue.

We have not been profitable since our inception. For the fiscal year ended May 31, 2010, we had a net loss of $2,049,304. Since our inception on January 5, 2004 to May 31, 2010, we had a net loss of $30,095,548. We have not generated revenues from operations and do not expect to generate revenues from operations unless and until we are able to bring a mineral property into production. There is a risk that we may never bring a mineral property into production, that our operations will not be profitable in the future and you could lose your entire investment.

We may not be able to continue as a going concern if we do not obtain additional financing.

Our independent accountants' audit report states that there is substantial doubt about our ability to continue as a going concern. We have incurred only losses since our inception raising substantial doubt about our ability to continue as a going concern. Therefore, our ability to continue as a going concern is highly dependent upon obtaining additional financing for our planned operations. There can be no assurance that we will be able to raise any additional funds, or we are able to raise additional funds, that such funds will be in the amounts required or on terms favourable to us.

Our exploration activities are highly speculative and involve substantial risks.

The mineral properties that we held interests in during our year ended May 31, 2010 are in the exploration stage and no proven mineral reserves have been established. Our exploration work may not result in the discovery of mineable deposits of ore in a commercially economical manner. There may be limited availability of water, which is essential to mining operations, and interruptions may be caused by adverse weather conditions. Our operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air quality standards, pollution and other environmental protection controls. Our exploration activities are subject to substantial hazards, some of which are not insurable or may not be insured for economic reasons. Any of these factors could have a material adverse effect on our results and financial condition.

We cannot accurately predict whether commercial quantities of ores will be established.

Whether an ore body will be commercially viable depends on a number of factors beyond our control, including the particular attributes of the deposit such as size, grade and proximity to infrastructure, as well as mineral prices and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. We cannot predict the exact effect of these factors, but the combination of these factors may result in a mineral deposit being unprofitable which would have a material adverse effect on our business. We have no mineral producing properties at this time. We have not defined or delineated any proven or probable reserves or resources on any of our properties to date.

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

We depend on key management personnel.

The success of our operations and activities is dependent to a significant extent on the efforts and abilities of our management. We do not have employment contracts with, and we do not maintain key-man life insurance on any of our officers. A loss of any of them could adversely affect our business.

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

At May 31, 2010, we had cash of $Nil and a working capital deficit of $1,539,978. We will continue to incur exploration costs to fund our plan of operations and intend to fund our plan of operations from working capital and equity subscriptions. Ultimately, our ability to continue our exploration activities depends in part on our ability to commence operations and generate revenues or to obtain financing through joint ventures, debt financing, equity financing, production sharing agreements or some combination of these or other means. There can be no assurance that we will be able to obtain any such financing.

We have no cash flow from operations and depend on equity financing for our operations.

Our current operations do not generate any cash flow. Any work on our properties may require additional equity financing. If we seek funding from existing or new joint venture partners, our project interests will be diluted. If we seek additional equity financing, the issuance of additional shares will dilute the current interests of our shareholders. We may not be able to obtain additional funding to allow us to fulfill our obligations on our existing exploration property or any future exploration properties. Our failure to obtain such additional financing could result in delay or indefinite postponement of further exploration and the possible partial or total loss of our potential interest in certain properties or dilution of our interest in certain properties which would have a material adverse effect on our business.

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

ITEM 1B.           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.             PROPERTIES

Our executive offices are located at 222-6820 188th Street, Surrey, British Columbia, V4N 3G6.

Our mineral claim interests and the properties underlying such interests are described above under Item 1, "Business".

ITEM 3.             LEGAL PROCEEDINGS

We are not a party to any material legal proceedings nor are we aware of any legal proceedings pending or threatened against us or our properties.

ITEM 4.              (REMOVED AND RESERVED)

Not applicable.

PART II

ITEM 5.             MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock were quoted for trading on the OTC Bulletin Board under the symbol "DLKM.OB" on March 23, 2005. The market for our common stock is limited, volatile and sporadic. The following table sets forth the high and low prices relating to our common stock for the periods indicated, as provided by the OTC Bulletin Board. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High	Low
May 31, 2010	$0.26	$0.11
February 28, 2010	$0.39	$0.22
November 30, 2009	$0.49	$0.18
August 31, 2009	$0.44	$0.18
May 31, 2009	$0.51	$0.19
February 28, 2009	$0.69	$0.12
November 30, 2008	$0.69	$0.23
August 31, 2008	$1.01	$0.22
May 31, 2008	$0.57	$0.11

Holders

As of September 10, 2010, we had 112 shareholders of record.

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

The table set forth below presents information relating to our equity compensation plans as of the date of May 31, 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans to be Approved by Security Holders	n/a	n/a	n/a
Equity Compensation Plans Not Approved by Security Holders (2007 and 2008 Stock Incentive Plan)	3,123,333	$0.30	3,800,000

Subsequent to our year ended May 31, 2010, on August 11, 2010, we granted 3,800,000 options under our 2008 Plan, which have been exercised. As such, as of the date of filing of this annual report, no more options may be granted under our 2008 Plan, but there remain some options outstanding that may be exercised.

In addition, subsequent to our year ended May 31, 2010, on August 11, 2010, we adopted a 2010 Stock Incentive Plan on substantially the same terms as the 2008 Plan as described above. The maximum number of shares that may be issued under the 2010 Stock Incentive Plan are 10,000,000 shares of our common stock. On August 11, 2010, we granted 6,000,000 options under our 2010 Plan, which have been exercised. As such, as of the date of filing of this annual report, we may grant options for up to 4,000,000 common shares under our 2010 Plan.

Recent Sales of Unregistered Securities

Any sales of unregistered securities during the Company's fiscal year ended May 31, 2010 to the date of this report have been previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

No Repurchases

Neither we nor any affiliated purchaser has made any purchases of our equity securities during the fourth quarter of our fiscal year ended May 31, 2010.

ITEM 6.             SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited financial statements as at May 31, 2010, May 31, 2009 and for the period from inception (January 5, 2004) to May 31, 2010 and (ii) the section entitled "Business", included in this annual report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this annual report.

Plan of Operations

Our plan of operations for the next twelve months is to focus on the acquisition and exploration of mineral properties in Tanzania.. We anticipate that we will require approximately $2,600,000 for our plan of operations over the next twelve months, as follows:

(a)          approximately $1,600,000 for acquisition and exploration of mineral properties.

(b)          approximately $1,000,000 for management, consulting, administration and operating expenses.

At May 31, 2010, we had cash of $Nil and a working capital deficit of $1,539,978. We will require additional funds to pursue our plan of operations as set forth above. Accordingly, we will be required to obtain additional financing in order to pay our planned expenses during the next 12 months. We are continuing to seek to raise funds through private placement offerings of our shares of common stock. However, there can be no assurance that we will complete any such private placement offerings or that the funds raised will be sufficient for us to pay our expenses for and beyond the next twelve months.

During the twelve month period following the date of this report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations for and beyond the next twelve months. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our acquisition and exploration program going forward. In the absence of such financing, we will not be able to continue acquisition and exploration of mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund our acquisition and exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of any mineral claims. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

We entered into a joint venture agreement with Mr. Maita with respect to the Mkuvia Project, and we have also entered into a purchase agreement with Ruby Creek whereby Ruby Creek may purchase a substantial interest in this project from us, in each case as described in Item 1 - "Business" above. We may consider entering into additional arrangements to provide the required funding to develop the mineral claims. If we determine to pursue another joint venture partner, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund the exploration of our current, and any future, mineral claims. If we entered into another joint venture arrangement, we would likely have to assign a significant percentage of our interest in our mineral claims to the joint venture partner.

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

Results of Operations

The following sets table sets out our losses for the periods indicated:
	Accumulated from January 5, 2004 (Date of Inception) to	For the Year Ended	For the Year Ended
	May 31,	May 31,	May 31,
	2010	2010	2009
	$	$	$

Revenue	-	-	-

Expenses

Amortization	42,753	24,950	16,216
Consulting	7,550,389	1,710,134	1,934,253
General and administrative	1,000,826	178,083	304,311
Mineral property costs	19,529,413	98,361	1,661,186
Professional	1,119,545	209,481	353,687
Travel	1,167,830	122,291	440,014
Rent	133,738	56,004	49,343

Total Expenses	30,544,494	2,399,304	4,759,010

Loss Before Other Income	(30,544,494)	(2,399,304)	(4,759,010)

Other Income (Expense)

Mineral property option receipts	506,017	350,000	-
Loss on sale of investment securities	(57,071)	-	-

Net Loss	(30,095,548)	(2,049,304)	(4,759,010)

Results of Operations for the Years Ended May 31, 2010 and 2009

Revenues

We had no operating revenues since our inception (January 5, 2004) to May 31, 2010. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

Our expenses in the year ended May 31, 2010 decreased to $2,399,304 from $4,759,010 in the year ended May 31, 2009, as follows:

  Our consulting fees decreased to $1,710,134 during our year ended May 31, 2010 (2009 - $1,934,253);

  Our general and administrative fees decreased to $178,083 during our year ended May 31, 2010 (2009 - $304,311) primarily due to decreased operations during the period;

  Our mineral property costs decreased substantially to $98,361 during our year ended May 31, 2010 (2009 - $1,661,186) primarily due to decreased operations during the period;

  Our professional fees decreased to $209,481 during our year ended May 31, 2010 (2009 - $353,687) primarily as a result of decreased legal costs;

  Our travel expenses decreased to $122,291 during our year ended May 31, 2010 (2009 - $440,014);

  Our only expense line items that increased during our year ended May 31, 2010 were for amortization, which increased to $24,950 (2009-$16,216) and for rent, which increased slightly to $56,004 (2009 - $49,343).

Net Loss

Our net loss for the year ended May 31, 2010 was $2,049,304, compared to $4,759,010 for the year ended May 31, 2009.

Liquidity and Capital Resources

We had cash of $Nil and a working capital deficit of $1,539,978 at May 31, 2010.

We estimate that our total expenditures over the next twelve months will be approximately $2,600,000, as outlined above under the heading "Plan of Operations".

Net Cash Used in Operating Activities

Net cash used in operating activities was $226,943 during the year ended May 31, 2010, as compared to $3,588,880 during the year ended May 31, 2009. Net cash used in operating activities from our inception on January 5, 2004 to May 31, 2010 was $6,228,367.

Net Cash Used in Investing Activities

Net cash used in investing activities was $Nil during the year ended May 31, 2010, as compared to $73,300 during the year ended May 31, 2009, with respect to the purchase of property and equipment. Net cash used in investing activities from our inception on January 5, 2004 to May 31, 2010 was $173,729.

Net Cash from Financing Activities

During the year ended May 31, 2010, we received $29,913 net cash from financing activities, primarily as proceeds from the issuance of our common stock. During the year ended May 31, 2009, we received $3,805,600 net cash from financing activities, primarily from the issuance of our common stock. We have funded our business to date primarily from sales of our common stock. From our inception on January 5, 2004 to May 31, 2010, we raised a gross total of approximately $6,733,532 from the issuance of our common stock, resulting in net cash from financing activities from inception on January 5, 2004 to May 31, 2010 of $6,402,096.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the property underlying our mineral claim interest and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report on our audited financial statements for the year ended May 31, 2010 that they have substantial doubt we will be able to continue as a going concern.

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440 Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any assets retirement obligations as of May 31, 2010 and May 31, 2009.

Financial Instruments

ASC 825, Financial Instruments requires an entity to maximize the use of observable inputs and the fair value of financial instruments, which include cash, bank indebtedness, accounts payable, amounts due to related parties, and deferred option payments were estimated to approximate their carrying values due to the immediate or short-term maturities of these financial instruments. The Company's operations are in Canada, China and Africa, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company's financial statements, but did eliminate all references to pre-codification standards.

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

ITEM 8.            FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders
Douglas Lake Minerals Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Douglas Lake Minerals Inc. (An Exploration Stage Company) as of May 31, 2010 and 2009 and the related consolidated statements of operations, cash flows and stockholders' deficit for the years then ended and accumulated for the period from January 5, 2004 (Date of Inception) to May 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Douglas Lake Minerals Inc. (An Exploration Stage Company) as of May 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and accumulated for the period from January 5, 2004 (Date of Inception) to May 31, 2010 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has incurred operating losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ "Manning Elliott LLP"

CHARTERED ACCOUNTANTS

Vancouver, Canada
September 13, 2010

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	May 31, 2010 $	May 31, 2009 $

ASSETS

Current Assets

Cash	-	197,030
Prepaid expenses (Note 3)	13,490	15,665

Total Current Assets	13,490	212,695

Property and Equipment (Note 4)	33,299	58,249

Total Assets	46,789	270,944

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Bank indebtedness	3,313	-
Accounts payable	530,838	513,379
Accrued liabilities (Note 7)	281,258	273,599
Due to related parties (Note 5)	738,059	487,323

Total Liabilities	1,553,468	1,274,301

Commitments and Contingencies (Notes 1, 6 and 11)

Subsequent Events (Note 14)

Stockholders' Deficit

Common Stock Authorized: 500,000,000 shares (2009 - 500,000,000), $0.001 par value Issued and outstanding: 72,313,282 shares (2009 - 66,646,282 shares)	72,313	66,646

Additional Paid-in Capital	26,154,556	24,291,241

Common Stock Subscribed (Notes 6, 8 and 11(a))	2,253,000	2,576,000

Donated Capital	109,000	109,000

Deficit Accumulated During the Exploration Stage	(30,095,548)	(28,046,244)

Total Stockholders' Deficit	(1,506,679)	(1,003,357)

Total Liabilities and Stockholders' Deficit	46,789	270,944

(The accompanying notes are an integral part of these consolidated financial statements)

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
	Accumulated from January 5, 2004 (Date of Inception) to	For the Year Ended	For the Year Ended
	May 31,	May 31,	May 31,
	2010	2010	2009
	$	$	$

Revenue	-	-	-

Expenses

Amortization	42,753	24,950	16,216
Consulting	7,550,389	1,710,134	1,934,253
General and administrative	1,000,826	178,083	304,311
Mineral property costs	19,529,413	98,361	1,661,186
Professional	1,119,545	209,481	353,687
Travel	1,167,830	122,291	440,014
Rent	133,738	56,004	49,343

Total Expenses	30,544,494	2,399,304	4,759,010

Loss Before Other Income	(30,544,494)	(2,399,304)	(4,759,010)

Other Income (Expense)

Mineral property option receipts (Note 6(g))	506,017	350,000	-
Loss on sale of investment securities	(57,071)	-	-

Net Loss	(30,095,548)	(2,049,304)	(4,759,010)

Net Loss Per Share - Basic and Diluted		(0.03)	(0.08)

Weighted Average Shares Outstanding		71,839,000	57,781,000

(The accompanying notes are an integral part of these consolidated financial statements)

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
Accumulated from January 5, 2004 (Date of Inception) to May 31, 2010 $		For the Year Ended May 31, 2010 $	For the Year Ended May 31, 2009 $

Operating Activities

Net loss	(30,095,548)	(2,049,304)	(4,759,010)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization	42,753	24,950	16,216
Donated services and rent	9,000	-	-
Impairment of mineral property costs	17,492,074	-	-
Loss on sale of investment securities	57,071	-	-
Mineral property option payments	(156,017)	-	-
Stock-based compensation	5,346,836	1,519,382	1,188,706

Changes in operating assets and liabilities:

Prepaid deposit	(13,490)	2,175	147,627
Accounts payable and accrued liabilities	113,138	25,118	(291,842)
Due to related parties	975,816	250,736	109,423

Net Cash Used in Operating Activities	(6,228,367)	(226,943)	(3,588,880)

Investing Activities

Mineral property acquisition costs	(697,677)	-	-
Proceeds from mineral property options	600,000	-	-
Purchase of property and equipment	(76,052)	-	(73,300)

Net Cash Used in Investing Activities	(173,729)	-	(73,300)

Financing Activities

Bank indebtedness	3,313	3,313	-
Proceeds from issuance of common stock	6,733,532	40,000	3,966,600
Repayment of loan payable	-	-	(20,000)
Share issuance costs	(334,749)	(13,400)	(141,000)

Net Cash Provided By Financing Activities	6,402,096	29,913	3,805,600

Increase (Decrease) in Cash	-	(197,030)	143,420

Cash - Beginning of Year	-	197,030	53,610

Cash - End of Year	-	-	197,030

Non-cash Investing and Financing Activities

Amount owing pursuant to mineral license acquisition agreements included in accrued liabilities	250,000	-	(275,000)
Common shares subscribed for mineral licenses acquired	2,203,000	-	(245,000)
Common shares issued for mineral licenses acquired	14,796,750	-	-
Shares gifted to the Company to settle accounts payable	100,000	-	-
Investment securities received and sold by the President of the Company on behalf of the Company	79,603	-	-

Supplemental Disclosures

Interest paid	-	-	-
Income taxes paid	-	-	-

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

(The accompanying notes are an integral part of these consolidated financial statements)

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Statement of Stockholders' Deficit
(Expressed in U.S. dollars)
						Deficit
						Accumulated
			Additional	Common		During the
			Paid-in	Stock	Donated	Exploration
	Shares	Amount	Capital	Subscribed	Capital	Stage	Total
	#	$	$	$	$	$	$

Balance - May 31, 2008	41,385,865	41,386	19,380,195	2,498,000	109,000	(23,287,234)	(1,258,653)

Issuance of common shares for cash at $0.10 per share	1,000,000	1,000	99,000	(50,000)	-	-	50,000

Issuance of common shares for cash at $0.15 per share	12,000,013	12,001	1,787,999	(195,000)	-	-	1,605,000

Issuance of common shares for cash at $0.20 per share	6,462,500	6,462	1,286,038	-	-	-	1,292,500

Issuance of common shares for cash at $0.25 per share	1,400,404	1,400	348,700	-	-	-	350,100

Issuance of common shares for cash at $0.30 per share	500,000	500	149,500	-	-	-	150,000

Issuance of common shares for cash at $0.40 per share	362,500	362	144,638	-	-	-	145,000

Share issuance costs	-	-	(141,000)	-	-	-	(141,000)

Common shares issued upon cashless exercise of options	3,365,000	3,365	(3,365)	-	-	-	-

Issuance of common shares upon the exercise of options at $0.30 per share	170,000	170	50,830	-	-	-	51,000

Common shares subscribed for cash at $0.25 per share	-	-	-	323,000	-	-	323,000

Stock-based compensation	-	-	1,188,706	-	-	-	1,188,706

Net loss for the year	-	-	-	-	-	(4,759,010)	(4,759,010)

Balance - May 31, 2009	66,646,282	66,646	24,291,241	2,576,000	109,000	(28,046,244)	(1,003,357)

Issuance of common shares for cash at $0.20 per share	75,000	75	14,925	-	-	-	15,000

Issuance of common shares for cash at $0.25 per share	1,392,000	1,392	346,608	(323,000)	-	-	25,000

Share issuance costs	-	-	(13,400)	-	-	-	(13,400)

Common shares issued upon cashless exercise of options	4,200,000	4,200	(4,200)	-	-	-	-

Stock-based compensation	-	-	1,519,382	-	-	-	1,519,382

Net loss for the year	-	-	-	-	-	(2,049,304)	(2,049,304)

Balance - May 31, 2010	72,313,282	72,313	26,154,556	2,253,000	109,000	(30,095,548)	(1,506,679)

(The accompanying notes are an integral part of these consolidated financial statements)

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2010
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and officers, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at May 31, 2010, the Company has a working capital deficit of $1,539,978 and has accumulated losses of $30,095,548 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)     Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti dilutive.

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2010
(Expressed in U.S. dollars)

2.        Summary of Significant Accounting Policies (continued)

d)      Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at May 31, 2010 and 2009, the Company had no items that represent other comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

e)      Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)      Property and Equipment

Property and equipment consists of office equipment and automobiles recorded at cost and amortized on a straight-line basis over their estimated useful lives of three years.

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

h)      Long-Lived Assets

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

i)      Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440 Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any assets retirement obligations as of May 31, 2010 and May 31, 2009.

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2010
(Expressed in U.S. dollars)

2.        Summary of Significant Accounting Policies (continued)

j)      Financial Instruments

ASC 825, Financial Instruments requires an entity to maximize the use of observable inputs and the fair value of financial instruments, which include cash, bank indebtedness, accounts payable, amounts due to related parties, and deferred option payments were estimated to approximate their carrying values due to the immediate or short-term maturities of these financial instruments. The Company's operations are in Canada, China and Africa, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2010
(Expressed in U.S. dollars)

2.        Summary of Significant Accounting Policies (continued)

n)      Recently Issued Accounting Pronouncements

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

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company's financial statements, but did eliminate all references to pre-codification standards.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

o)      Reclassification

Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

3.        Prepaid Expenses

The components of prepaid expenses are as follows:

	May 31, 2010 $	May 31, 2009 $

General and administrative	4,083	9,273
Rent	2,194	3,098
Travel and exploration expenses	7,213	3,294

	13,490	15,665

4.        Property and Equipment

			May 31,	May 31,
			2010	2009
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$

Automobiles	54,000	29,250	24,750	42,750
Office equipment	22,051	13,502	8,549	15,499

	76,051	42,752	33,299	58,249

5.          Related Party Transactions and Balances

During the year ended May 31, 2010, the Company incurred $177,859 (2009 - $196,435) of consulting fees, and reimbursed $125,617 (2009 - $285,015) of expenses incurred on behalf of the Company, by various directors and officers. As at May 31, 2010, the Company was indebted to the Chief Executive and Chief Financial Officer of the Company for a total of $738,059 (2009 - $487,323). The amounts due are non-interest bearing, unsecured and due on demand. All transactions were in the normal course of operations and have been recorded at the exchange amount, being the amount agreed upon by the related parties.

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2010
(Expressed in U.S. dollars)

6.        Mineral Properties

Tanzania, Africa

a)      On August 4, 2005, the Company entered into an Asset Purchase Agreement (the "KBT Agreement") with KBT Discovery Group Tanzania Ltd. ("KBT") to acquire three Prospecting Licenses, which cover an area of approximately 621 square kilometres in Tanzania, for an aggregate purchase price of $75,000 and 2,800,000 restricted shares of common stock. On November 10, 2005, the Company entered into an Amendment Agreement in which the number of shares to be issued was increased to 5,600,000 restricted shares of common stock. On October 16, 2006, the Company entered into an Amendment Agreement in which the aggregate purchase price was increased to $225,000. On April 26, 2006, the Company issued 5,600,000 restricted shares of common stock at a fair value of $1,960,000. By the end of the fiscal year ended May 31, 2006, the Company had completed its due diligence and closed the agreement. At the first closing, Prospecting Licence No. 2810/2004, known as "Tabora", was transferred to the Company's name and the Company issued 5,600,000 restricted shares of common stock to KBT. The Prospecting Licence No. 3117/2005, known as "Morogoro", and Prospecting Licence No. 3118/2005, known as "KM 7", were in the name of Atlas Africa Limited ("Atlas"), a Tanzanian company. KBT had entered into an agreement with Atlas which gave KBT the right to prospect minerals under the Morogoro and KM 7 Prospecting Licenses and an option to enter into a joint venture with Atlas to prospect and mine minerals under the Morogoro and KM 7 Prospecting Licenses. KBT caused Atlas to terminate the joint venture agreements and transferred the Morogoro and KM 7 Prospecting Licenses to the Company's name and the Company paid KBT $75,000. On July 19, 2006, the Company entered into a Letter of Amendment, whereby the Company paid $50,000 directly to Atlas. During the year ended May 31, 2007, the Company paid the $50,000 to Atlas and recognized an impairment loss of $50,000 as there are no proven or probable reserves on any of the Tanzania properties. The prospecting licenses expire three years after their initial issuance. The Company can apply to reacquire 50% of the area covered by the original prospecting license. As at May 31, 2010, the Company has decided to focus on other properties and has let the Tabora, KM7 and Morogoro licenses lapse.

b)      On April 27, 2006, the Company entered into a Strategic Alliance Agreement with Canaco Resources Inc. ("Canaco"), a Canadian public company. Under the terms of the agreement, Canaco paid $350,000 (received during fiscal 2007) to the Company, and will provide technical management and fund the initial assessment of each of the prospects in Tanzania, in order to earn up to a 70% undivided interest in the prospects. The $350,000 payment can be allocated at Canaco's discretion to cash payments owing under subsequent option agreements. On November 1, 2007, Canaco allocated $75,000 of the payment as the cash consideration owed under the Morogoro option agreement which was subsequently abandoned by Morogoro. In connection with this agreement, the Company is required to issue 200,000 restricted shares of common stock. The Company determined the fair value of the 200,000 shares to be $88,000. The 200,000 shares have not been issued as at May 31, 2010, and $88,000 is included in common stock subscribed.

c)      On November 17, 2006, the Company entered into an Asset Purchase Agreement with Atlas to acquire Prospecting License No. 3920/2006, which covers an area of approximately 46 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $200,000 (paid) and 4,500,000 restricted shares of common stock. The Company determined the fair value of the shares to be $3,172,500. As at May 31, 2007, the Company issued 1,500,000 shares at the fair value of $1,057,500 and at May 31, 2010, the remaining 3,000,000 shares at the fair value of $2,115,000 is included in common stock subscribed. Refer to Note 6(e).

d)      On November 17, 2006, the Company entered into an Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Limited ("HG") to acquire nine Prospecting Licenses, which cover an area of approximately 2,388.79 square kilometres in Tanzania. Prospecting License No.'s 3868/2006, 3671/2005, 3398/2005, 3105/2005, 3211/2005, and 2961/2004 were transferred to the Company's name on signing the agreement for an aggregate purchase price of $600,000 ("Cash Payment") and issuance of 4,000,000 restricted shares of common stock (issued) at a fair value of $2,820,000. The Cash Payment is to be made as follows: $150,000 (paid) on signing of the agreement and $150,000 payments at the end of each ninety day period thereafter until the consideration is paid in full. As at May 31, 2010, $250,000 is included in accrued liabilities. The Company has let Prospecting License No.'s 3868/2006, 3671/2005, 3398/2005, 3105/2005, 3211/2005, and 2961/2004 lapse.

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2010
(Expressed in U.S. dollars)

6.        Mineral Properties (continued)

Tanzania, Africa (continued)

e)      On March 2, 2007, the Company entered into an option agreement with Canaco whereby the Company granted Canaco the right to earn up to a 75% interest in Prospecting License 3920/2006 in Tanzania known as "Shinyanga or Magembe" held by the Company (see Note 6(c)). Under the option agreement Canaco has agreed to:

i)      make cash payments to the Company of $200,000, of which $100,000 (received) is payable upon the approval of the Board of Directors of both companies and the TSX Venture Exchange, (such date is referred to as the "Effective Date"). An additional $100,000 is payable on the first anniversary of the Effective Date (received);

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

If the Company fails to reacquire the Prospecting Licenses by March 31, 2008 the Company will not receive the additional cash payments. On June 29, 2007, the Company entered into an option agreement with Canaco whereby the Company granted Canaco the right to earn up to a 70% interest in Prospecting License 2987/2005 in Tanzania known as "Kwadijava". The Company received a $100,000 option payment pursuant to the option agreement. The Company failed to reacquire Prospecting License 2987/2005 and pursuant to the agreement the $100,000 option payment received was applied to the Magembe property (Prospecting License 3920/2006). As at May 31, 2010, the Company has decided to focus on other properties and has let the Magembe prospecting license lapse.

f)      On June 27, 2008, the Company entered into a Joint Venture Agreement that grants the Company the right to explore for minerals on properties in Liwale and Nachigwea Districts of Tanzania in consideration for the payment of $1,000,000 (paid) upon signing the agreement and $540,000 over five years beginning July 15, 2008. The $540,000 is payable in stages on a quarterly basis of which $80,000 must be paid in the first year, and $460,000 over the next five years. The holder of the property licenses retains a net smelter royalty return of 3%.

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

g)      On November 7, 2009, the Company entered into its first agreement with Ruby Creek Resources Inc. ("RCR") in which RCR has the right to acquire a 70% interest in 125 square kilometres of the Company's interest in the 380 square kilometres covered by the Mkuvia Alluvial Gold Project (Note 6(f)) in consideration for $3,000,000 that is payable as follows:

i)      $100,000 within 5 business days of signing the agreement (received);

ii)     $150,000 within 15 business days of signing the agreement (received);

iii)    $100,000 upon satisfactory completion of RCR due diligence (received);

iv)     $400,000 upon closing and receipt the first mining license;

v)      $750,000 payable within 12 months of closing;

vi)     $750,000 payable within 24 months of closing; and

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2010
(Expressed in U.S. dollars)

6.        Mineral Properties (continued)

Tanzania, Africa (continued)

vii)    $750,000 payable within 36 months of closing. This payment may be made in common shares of RCR. The shares will be valued at the 10 day average trading price of RCR's common stock prior to the payment date.

RCR can increase its ownership from 70% to 75% by paying an additional $1,000,000 within 12 months of closing.

h)     On May 24, 2010, in a second agreement between RCR and the Company, RCR has the right to earn a 70% interest in the remaining 255 square kilometres of the 380 square kilometre Mkuvia Alluvial Gold Project by making additional payments totalling $6,000,000 to the Company. Also refer to Note 14(a) concerning compliance with the scheduled payments (i) and (ii) below.

The schedule by which RCR is to pay such $6,000,000 to the Company is as follows:

i)      $200,000 due within seven days of execution of the Agreement with $100,000 applied towards costs of environmental permitting and the initial mining license;

ii)     $150,000 plus the issuance of 4 million restricted shares of common stock of RCR, with an agreed upon value of $0.80 per share for a stated valuation of $3,200,000, within 30 days of the receipt of Certificates of Acknowledgement for all underlying and related Agreements from the Commissioner for Minerals in Tanzania as required by the Mining Act of Tanzania;

iii)    $450,000 on June 1, 2011;

iv)     $1,000,000 on June 1, 2012; and

v)      $1,000,000 on June 1, 2013 (which may be satisfied by the issuance of stock by RCR).

Thus, the combined payments under the November 7, 2009 and the May 24, 2010 agreements provide for a total commitment of $9,000,000 payable to the Company by RCR to earn a 70% interest in the entire 380 square kilometre Mkuvia Alluvial Gold Project. The ownership structure of the interest in the Mkuvia Alluvial Gold Project is a 70% interest for RCR, a 25% interest for Douglas Lake, and a 5% interest for Mr. Mkuvia Maita, the original owner of the underlying prospecting licenses. In addition, Mr. Maita retains a 3% net smelter royalty. RCR may increase its ownership position from a 70% interest to 75%, reducing the Company's position to 20%, by giving Notice to the Company and paying $1,000,000 to the Company by June 1, 2011.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of May 31, 2010

(Expressed in U.S. dollars)

7.        Accrued Liabilities

The components of accrued liabilities are as follows:

 May 31,
2010
$

 May 31,
2009
$

Consulting fees

30,000

-

Mineral property expenditures

250,623

250,000

Professional fees

635

23,599

Total Accrued Liabilities

281,258

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

c)      On July 2, 2009, the Company issued 4,200,000 shares of common stock upon the cashless exercise of 4,200,000 stock options.

9.        Stock Options

The Company adopted a Stock Option Plan dated April 27, 2007, (the "2007 Stock Option Plan"), under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock.  At May 31, 2010, the Company had no shares of common stock available to be issued under the 2007 Stock Option Plan.

The Company adopted an additional Stock Option Plan dated October 20, 2008 (the "2008 Stock Option Plan"), under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. At May 31, 2010, the Company had 3,800,000 shares of common stock available to be issued under the 2008 Stock Option Plan.

During the year ended May 31, 2010, the Company granted stock options to acquire 4,200,000 common shares at a price of $0.15 per share exercisable for 5 years and 300,000 shares at a price of $0.30 for five years.  During the year ended May 31, 2010, the Company recorded stock-based compensation of $1,519,382 as consulting expense.

During the year ended May 31, 2009, the Company granted stock options to acquire 2,910,000 common shares at a price of $0.30 per share exercisable for 5 years. During the year ended May 31, 2009, the Company recorded stock-based compensation of $1,188,706 as consulting expense.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the year ended May 31, 2010 was $0.35 per share (2009 - $0.41). The weighted average assumptions used are as follows:

Year Ended

 May 31,
2010

 May 31,
2009

Expected dividend yield

0%

0%

Risk-free interest rate

2.71%

2.59%

Expected volatility

177%

167%

Expected option life (in years)

5.00

5.00

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of May 31, 2010

(Expressed in U.S. dollars)

9.        Stock Options (continued)

The total intrinsic value of stock options exercised during the year ended May 31, 2010, was $966,000 (2009 - $537,300).

The following table summarizes the continuity of the Company's stock options:

Number of Options

 Weighted Average Exercise Price
$

 Weighted Average Remaining Contractual
Term (years)

 Aggregate
Intrinsic
Value
$

Outstanding, May 31, 2009

2,823,333

0.30

Granted

4,500,000

0.16

Exercised

(4,200,000)

0.15

Outstanding, May 31, 2010

3,123,333

0.30

3.44

-

Exercisable, May 31, 2010

3,123,333

0.30

3.44

-

At May 31, 2010, the Company had no unvested stock options and no unrecognized compensation costs.

The stock options outstanding are exercisable for cash at $0.30 per share, or on a cashless exercise basis using a prorated formula whereby the number of shares issuable is equal to (a) the average closing price for the five days prior to exercise date ("ACP") in excess of the $0.30 exercise price, divided by (b) the exercise price multiplied by (c) the number of options exercised.   During the year ended May 31, 2010, 4,200,000 cashless stock options were exercised (2009 - 3,365,000).

10.      Share Purchase Warrants

The following table summarizes the continuity of the Company's share purchase warrants:

 Number of
Warrants

 Weighted Average Exercise Price
$

Balance, May 31, 2009

3,700,200

0.37

Issued

733,500

0.39

Expired

(3,700,200)

0.37

Balance, May 31, 2010

733,500

0.39

11.      Commitments

On January 9, 2006, the Company entered into a consulting agreement for a term of three months for consideration of $75,000 cash (paid in fiscal 2006 by a director on behalf of the Company) and 150,000 shares of common stock (100,000 shares transferred to the consultant by related parties during fiscal 2006). As at May 31, 2008, 50,000 shares of common stock are owed to the consultant. As at May 31, 2010, the fair value of $50,000 for these shares owed is included in common stock subscribed.

In August 2008, the Company entered into a two year lease agreement for the provision of office space.  Under the lease agreement, the Company is obligated to make the following annual payments:

Fiscal Period

2011

$6,588 (RMB 45,000)

During the year ended May 31, 2010, the Company incurred rent expense of $26,330 (RMB 180,000) pursuant to the agreement.

c)      On September 20, 2009, the Company agreed to pay the CFO $6,176 (Cdn$6,500) per month for six months. On April 1, 2010, the Company extended the contract for three years.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of May 31, 2010

(Expressed in U.S. dollars)

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

Management believes that the recorded values of all of the Company's other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

13.      Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has net operating losses carried forward of approximately $8,129,200 available to offset taxable income in future years which begin expiring in fiscal 2025. Pursuant to ASC 740, the potential benefits of the net operating losses carried forward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The income tax benefit differs from the amount computed by applying the federal income tax rate of 35% to net loss before income taxes for the years ended May 31, 2010 and 2009 as a result of the following:

 May 31,
2010
$

 May 31,
2009
$

Loss before taxes

(2,049,304)

(4,759,010)

Statutory rate

35%

35%

Computed expected tax (recovery)

(717,256)

(1,665,654)

Permanent differences

531,784

416,047

Temporary differences

2,950

(4,020)

Valuation allowance change

182,522

1,253,627

Provision for income taxes

-

-

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of May 31, 2010

(Expressed in U.S. dollars)

13.      Income Taxes (continued)

The significant components of deferred income tax assets and liabilities at May 31, 2010 and 2009, after applying enacted corporate income tax rates, are as follows:

 May 31,
2010
$

 May 31,
2009
$

Net operating losses carried forward

2,845,214

2,662,692

Valuation allowance

(2,845,214)

(2,662,692)

Net deferred income tax asset

-

-

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

14.      Subsequent Events

a)      Subsequent to May 31, 2010, the Company received cash payments from RCR pursuant to the scheduled payments (i) and (ii) in the agreement dated May 24, 2010 as described in Note 6(h); however the 4 million shares of RCR were not issued to the Company as required by the agreement. Therefore, RCR is not in compliance with the May 24, 2010 agreement.

b)      On June 1, 2010, the Company entered into a consulting agreement with China Quantum Investment Ltd. for consulting services related to the Company's China operation for a fee of $10,000 per month for three years.

c)      On June 23, 2010, a total of 733,500 warrants expired unexercised.

d)      On August 11, 2010, the Company adopted the 2010 Stock Incentive Plan authorizing an additional 10,000,000 common shares for issuance.

e)      On August 11, 2010, the Company granted 9,800,000 stock options exercisable at $0.05 per share, expiring August 11, 2020.

f)      On August 23, 2010, the Company issued 6,000,000 restricted common shares and 3,800,000 unrestricted common shares upon the cashless exercise of stock options.

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our principal independent accountants.

ITEM 9A.           CONTROLS AND PROCEDURES

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

The management of the Company assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on this assessment, management determined that, during the year ended May 31, 2010, our internal controls and procedures were not effective due to material weaknesses, as more fully described below.

Management identified the following material weaknesses in internal control over financial reporting:

  The Company does not have a separate Audit Committee - the entire Board of Directors acts as the Company's Audit Committee.  As of May 31, 2010 there was a lack of a majority of independent directors on the Company's the Board of Directors, and the Company had not identified an "expert", one who is knowledgeable about reporting and financial statement requirements.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION

Not applicable.

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Name

Age

Position Held

Harpreet Singh Sangha

46

President, Chief Executive Officer and Director

Honorable Joseph Rugumyamheto

64

Chairman of the Board and Director

Wenqin Zhang

57

Director

Herminder Rai

38

Secretary, Treasurer and Chief Financial Officer

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

Harpreet S. Sangha has been our director and Chief Executive Officer since April 2006. In addition, Mr. Sangha has also previously served as our President, Secretary and Treasurer from April 2006 until he resigned from those positions on July 3, 2009.  Mr. Sangha was reappointed as our President on November 4, 2009.  Mr. Sangha has over 18 years experience in business financing with specific interest in public company development. Mr. Sangha is an investment advisor at Global Securities Corporation, and possesses a unique combination of fund raising and managerial skills that will be instrumental in advancing the Company toward a prominent global position.  Mr. Sangha has served as Chief Executive Officer, Secretary and as a Director of Artepharm Global Corp., a reporting company under the Exchange Act, since September 19, 2009.  The Company has determined that Mr. Sangha should serve as a director of the Company given his involvement with the Company since 2006 and his experience in business financing and public company development.

Honorable Joseph Rugumyamheto has served on our board of directors since April 2006, and as of August 11, 2006, he has served as Chairman of our board of directors. Hon. Rugumyamheto retired in January 2006 after 30 years of public service. For the past five years, Hon. Rugumyamheto has been the Permanent Secretary in the President's Office of Tanzania, reporting directly to the President of Tanzania. Hon. Rugumyamheto graduated from Ivy League schools in the US. He was responsible for all civil servants in the government.  The Company has determined that Mr. Rugumyamheto should serve as a director of the Company given his involvement with the Company since 2006 and his many years of public service in Tanzania, where the Company's main mineral property interest is located.

Wenqin Zhang has served on our board of directors since November 21, 2008.  Dr. Zhang began his career as a student in the Mining Department of the University of Qinghai. He subsequently was part of the scholars exchange programs in Newfoundland and the University of British Columbia, Canada, where he continued his geological studies. From there he went on the become the Deputy Chief Geologist and Chief Geologist in Earth Geochemistry Technology at the Institute of Qinghai Province. In 1996, he was appointed Deputy Chief Geologist, Bureau of Geologic Exploration and Mining Development of Qinghai Province, and in 1999 he became Director of the Northern China Project Administration. Since 2002, he has been Deputy Chief Director of Tianjin Institute of Geology and Minerals Research. He is also currently a member of the China Geochemistry Committee.  The Company has determined that Dr. Zhang should serve as a director of the Company given his involvement with the Company since 2008 and his knowledge and experience in the mining sector.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge and belief, none of our directors or executive officers have been involved in any of the following events during the past ten years that is material to an evaluation of the ability of such person to serve as an executive officer or director of our Company:

1.      a petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.      such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.      such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)   acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)  engaging in any type of business practice; or

(iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.      such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3(i) above, or to be associated with persons engaged in any such activity;

5.      such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.      such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.      such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)   any Federal or State securities or commodities law or regulation;

(ii)  any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.      such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the United States Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

The Company is not aware of any material legal proceedings in which any of the following persons is a party adverse to the Company or has a material interest adverse to the Company: (a) any current director, officer, or affiliate of the Company, or any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company; (b) any person proposed for appointment or election as a director or officer of our Company; or (c) any associate of any such person.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended May 31, 2010.

Code of Ethics

We have adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Our code of ethics was filed as an exhibit to our annual report on Form 10-KSB for our fiscal year ended May 31, 2005, and is incorporated by reference as an exhibit to this annual report.

Committees

Our Board of Directors acts as our nominating committee and our audit committee; we do not have separate committees that perform these functions nor do we have nominating committee or audit committee charters.  The Company has not identified an financial expert that serving on the Board.  The Company intends to establish an audit committee, appoint sufficient independent members thereto and identify an "expert" for the committee to advise other members as to correct accounting and reporting procedures.

ITEM 11.           EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The table below summarizes all compensation awarded to, earned by or paid to our executive officers by any person for all services rendered in all capacities to us during our fiscal years ended May 31, 2009 and 2010.

Summary Compensation Table

Name and Principal Position

Year

 Salary
($)

 Bonus
($)

 Stock
Awards
($)

 Option
Awards
($)

 Non-Equity Incentive Plan Compen-sation
($)

 Nonqualified Deferred Compen-sation Earnings
($)

 All Other Compen-sation
($)

 Total
($)

 Harpreet Sangha
President & Chief Executive Officer

2009

Nil

Nil

Nil

Nil

Nil

Nil

$120,000

$120,000

2010

Nil

Nil

Nil

Nil

Nil

Nil

$120,000

$120,000

 Sylvia Tang
(Former) Chief Financial Officer

2009(1)

Nil

Nil

Nil

Nil

Nil

Nil

$13,435

$13,435

2010

Nil

Nil

Nil

Nil

Nil

Nil

Nil

Nil

 Herminder Rai
Chief Financial Officer, Secretary and Treasurer

2009 (2)

N/A

N/A

N/A

N/A

N/A

N/A

N/A

N/A

2010

Nil

Nil

Nil

Nil

Nil

Nil

$57,859

$57,859

 Charles Mnguto
(Former) President

2009 (2)

N/A

N/A

N/A

N/A

N/A

N/A

N/A

N/A

2010

Nil

Nil

Nil

Nil

Nil

Nil

Nil

Nil

(1)   Ms. Tang resigned as our Chief Financial Officer on July 3, 2009.

(2)   Mr. Rai was appointed as our Chief Financial Officer, Secretary and Treasurer on July 3, 2009.

(3)   Mr. Mnguto was appointed as our President on July 3, 2009 and resigned on November 4, 2009.

Outstanding Equity Awards

As at May 31, 2010 there were no unexercised options, stock that had not vested or outstanding equity incentive plan awards with respect to any of our officers or directors.

Compensation of Directors

Except as disclosed below, we did pay our directors any fees or other compensation for acting as directors during our fiscal year ended May 31, 2010.  Certain of our current or former directors serve or have served as officers of the Company, and any compensation they received due to their service as an officer is disclosed in the table above and is not included in the table below.

Director Compensation

Name and Principal Position

 Fees earned or paid in cash
($)

 Stock
Awards
($)

 Option
Awards
($)

 Non-Equity Incentive Plan Compen-sation
($)

 Nonqualified Deferred Compen-sation Earnings
($)

 All Other Compen-sation
($)

 Total
($)

Harpreet Singh Sangha (1)

N/A

N/A

N/A

N/A

N/A

N/A

N/A

Honorable Joseph Rugumyamheto

Nil

Nil

Nil

Nil

Nil

Nil

Nil

Wenqin Zhang

Nil

Nil

Nil

Nil

Nil

Nil

Nil

Charles Xavier Mnguto(1) , (2)

N/A

N/A

N/A

N/A

N/A

N/A

N/A

Medard M.C. Kalemani (3)

Nil

Nil

Nil

Nil

Nil

Nil

Nil

Abdulkarim Hamisi Mruma (4)

Nil

Nil

Nil

Nil

Nil

Nil

Nil

(1)   See summary compensation table above.

(2)   Mr. Mnguto resigned as a Director on November 4, 2009.

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

Title of class

Name and address of beneficial owner(1)

 Amount and nature
of beneficial owner(2)

Percentage of class(3)

Officers and Directors

Common Stock

Harpreet Singh Sangha(1)

1,659,000

2.0%

Common Stock

Honorable Joseph Rugumyamheto(1)

1,000,000(4)

1.2%

Common Stock

Wenqin Zhang(1)

Nil

Nil

Common Stock

Herminder Rai(1)

Nil

Nil

Common Stock

All executive officers and directors as a group (four persons)

2,659,000

3.2%

Shareholders of Greater than 5% of Issued and Outstanding Stock

Common Stock

 Yanmei Lin
Suite 501, Sheng-Jing Yuan Building
3, East District, Guandong Province
Zhongshan City, China

5,000,000

6.1%

(1)   The address of our officers and directors our company's address, which is Suite 222, 6820 188th Street, Surrey, British Columbia, Canada,V4N 3G6.

(2)   Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(3)   Based on 82,113,281  shares of our common stock issued and outstanding as of September 10, 2010.

(4)   250,000 shares held by Mr. Rugumyamheto's son and 750,000 held by Sika Holdings Ltd.

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

During the year ended May 31, 2010, the Company incurred $177,859 of consulting fees included in general and administrative expenses ($120,000 with respect to Harpreet Sangha and $57,859 with respect to Herminder Rai). During the year ended May 31, 2009, the Company incurred $196,435 of consulting fees and director fees included in general and administrative expenses ($151,435 with respect to Harpreet Sangha, $27,000 to Joseph Rugumyamheto, $9,000 to Medard M.C. Kalemani and $9,000 to Abdulkarim Hamisi Mruma).

During the year ended May 31, 2010, the Company reimbursed $125,617 (2009 - $285,015) of expenses incurred on behalf of the Company, in each case to Harpreet Sangha.

As at May 31, 2010, the Company was indebted to Harpreet Sangha for $738,059 (2009 - $487,323). The amount due is non-interest bearing, unsecured and due on demand.

Joseph Rugumyamheto and Wenqin Zhang are independent directors of the Company as provided in the listing standards of the American Stock Exchange.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

Manning Elliott served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended May 31, 2010 and 2009.  Aggregate fees for professional services rendered to us by our auditor are set forth below:

 Year Ended
May 31, 2010

 Year Ended
May 31, 2009

Audit Fees

$55,850

$51,200

Audit-Related Fees

$Nil

$2,700

Tax Fees

Nil

Nil

All Other Fees

Nil

Nil

Total

$55,850

$53,900

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

ITEM 15.           EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit Number

Description of Exhibit

3.1(1)

Articles of Incorporation

3.2(12)

Certificate of Amendment to Articles of Incorporation

3.3(2)

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

10.14(8)

Negero Option Agreement

10.15(9)

Joint Venture Agreement with Mkuvia Maita

10.16(10)

2007 Stock Incentive Plan

10.17(14)

2008 Stock Incentive Plan

10.18(10)

Consulting Agreement with Harpreet Sangha

10.19(10)

Consulting Agreement with Rovingi

10.20(13)

Joint Venture Agreement with Mkuvia Maita dated June 5, 2009

10.21(15)

Purchase Agreement with Ruby Creek Resources, Inc. dated November 7, 2009

10.22(16)

Purchase Agreement with Ruby Creek Resources, Inc., dated for reference May 19, 2010

10.22*

2010 Stock Incentive Plan

14.1(11)

Code of Ethics

23.1*

Consent of Auditor

31.1*

Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*

Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*

Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     Filed herewith.

(1)   Incorporated by reference to Form SB-2 Registration Statement filed on July 22, 2004.

(2)   Original Bylaws incorporated by reference to Form SB-2 Registration Statement filed on July 22, 2004, and amendment thereto incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2006.

(3)   Incorporated by reference to Current Report on Form 8-K filed on August 23, 2005.

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

(8)   Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended August 31, 2007.

(9)   Incorporated by reference to Current Report on Form 8-K filed on August 6, 2008.

(10) Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2007.

(11) Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2005.

(12) Incorporated by reference to Current Report on Form 8-K filed on January 27, 2009.

 (13) Incorporated by reference to Current Report on Form 8-K filed on July 16, 2009.

(14) Incorporated by reference to Registration Statement Form S-8 filed on December 30, 2008.

(15) Incorporated by reference to Current Report on Form 8-K filed on November 13, 2009.

(16) Incorporated by reference to Current Report on Form 8-K filed on June 21, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS LAKE MINERALS INC.

By:       "Harpreet Singh Sangha"

             Harpreet Singh Sangha

             Chief Executive Officer and a director

             Date:   September 13, 2010

By:         "Herminder Rai"

             Herminder Rai

             Chief Financial Officer, Secretary and Treasurer

             Date:   September 13, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

"Harpreet Singh Sangha"
Harpreet Singh Sangha

President, Chief Executive Officer and a director

September 13, 2010

"Joseph Rugumyamheto"
Honorable Joseph Rugumyamheto

Chairman of the Board and Director

September 13, 2010

"Herminder Rai"
Herminder Rai

Chief Financial Officer, Secretary and Treasurer

September 13, 2010

__________