Form 10-Q
period 2010-08-31
Douglas Lake Minerals Inc.
filed 2010-10-20
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

☐          TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:          000-50907

DOUGLAS LAKE MINERALS INC.

(Exact name of registrant as specified in its charter)

Nevada

98-0430222

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

 Suite 222 - 6820 188th Street
Surrey, British Columbia, Canada

V4N 3G6

(Address of principal executive offices)

(Zip Code)

(604) 575-3552

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

         Yes  ☐
   No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  237,113,282 shares of common stock as of October 19, 2010.

DOUGLAS LAKE MINERALS INC.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

August 31, 2010

INDEX

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve risks and uncertainties regarding the market price of copper, availability of funds, government regulations, permitting, common share prices, operating costs, capital costs, outcomes of ore reserve development, recoveries  and other factors.  Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology.  Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended May 31, 2010, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the "SEC").  These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.               Financial Statements

The following unaudited interim financial statements of Douglas Lake Minerals Inc.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. dollars)

 August 31,
2010
$

May 31,
2010
$

(unaudited)

ASSETS

Current Assets

Cash

10,680

-

Prepaid expenses (Note 3)

37,285

13,490

Total Current Assets

47,965

13,490

Property and Equipment (Note 4)

25,463

33,299

Total Assets

73,428

46,789

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Cheques issued in excess of funds on deposit

-

3,313

Accounts payable

472,422

530,838

Accrued liabilities (Note 7)

296,430

281,258

Due to related parties (Note 5)

651,761

738,059

Total Liabilities

1,420,613

1,553,468

Commitments and Contingencies (Notes 1, 6 and 11)

Subsequent Events (Note 13)

Stockholders' Deficit

 Common Stock
   Authorized: 500,000,000 shares (May 31, 2010 - 500,000,000), $0.001 par value
Issued and outstanding: 82,113,282 shares (May 31, 2010 - 72,313,282 shares)

82,113

72,313

Additional Paid-in Capital

27,215,283

26,154,556

Common Stock Subscribed (Notes 6, 8 and 11(a))

2,403,000

2,253,000

Donated Capital

109,000

109,000

Deficit Accumulated During the Exploration Stage

(31,156,581)

(30,095,548)

Total Stockholders' Deficit

(1,347,185)

(1,506,679)

Total Liabilities and Stockholders' Deficit

73,428

46,789

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

-

-

Expenses

Amortization

48,271

5,518

6,237

Consulting

8,704,486

1,154,097

1,559,867

General and administrative

1,017,183

16,357

16,086

Mineral property costs

19,689,413

160,000

10,097

Professional

1,156,118

36,573

85,886

Rent

143,161

9,423

12,573

Travel

1,196,895

29,065

19,081

Total Expenses

31,955,527

1,411,033

1,709,827

Net Loss Before Other Expense

(31,955,527)

(1,411,033)

(1,709,827)

Other Income (Expense)

Mineral property option payments

856,017

350,000

-

Loss on sale of investment securities

(57,071)

-

-

Net Loss

(31,156,581)

(1,061,033)

(1,709,827)

Net Loss Per Share - Basic and Diluted

(0.01)

(0.02)

Weighted Average Shares Outstanding

73,165,000

69,201,000

(The accompanying notes are an integral part of these consolidated financial statements)

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

 Accumulated
from January 5, 2004 (Date of Inception) to August 31,
2010
$

 For the Three Months
Ended
August 31,
2010
$

 For the Three Months
Ended
August 31,
2009
$

Operating Activities

Net loss for the period

(31,156,581)

(1,061,033)

(1,709,827)

    Adjustments to reconcile net loss to net cash used in operating activities:

Amortization

48,271

5,518

6,237

Donated services and rent

9,000

-

-

Impairment of mineral property costs

17,492,074

-

-

Loss on sale of investment securities

57,071

-

-

Mineral property option payments

(156,017)

-

-

Stock-based compensation

6,417,363

1,070,527

1,519,382

Write off of equipment

3,693

3,693

-

Changes in operating assets and liabilities:

Prepaid expenses

(37,285)

(23,795)

(30,973)

Accounts payable and accrued liabilities

69,894

(43,244)

62,321

Due to related parties

889,518

(86,298)

31,570

Net Cash Used in Operating Activities

(6,362,999)

(134,632)

(121,290)

Investing Activities

Mineral property acquisition costs

(697,677)

-

-

Proceeds from mineral property options

600,000

-

-

Purchase of property and equipment

(77,427)

(1,375)

-

Net Cash Used In Investing Activities

(175,104)

(1,375)

-

Financing Activities

Cheques issued in excess of funds on deposit

-

(3,313)

-

Proceeds from issuance of common stock

6,883,532

150,000

40,000

Share issuance costs

(334,749)

-

(13,400)

Net Cash Provided By Financing Activities

6,548,783

146,687

26,600

Increase (Decrease) in Cash

10,680

10,680

(94,690)

Cash - Beginning of Period

-

-

197,030

Cash - End of Period

10,680

10,680

102,340

Non-cash Investing and Financing Activities

    Amount owing pursuant to mineral license acquisition
agreements included in accrued liabilities

250,000

-

-

Common shares subscribed for mineral licenses acquired

2,203,000

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

-

-

-

(The accompanying notes are an integral part of these consolidated financial statements)

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of August 31, 2010

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at August 31, 2010, the Company has a working capital deficit of $1,372,648 and has accumulated losses of $31,156,581 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b)     Interim Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended May 31, 2010, included in the Company's Annual Report on Form 10-K filed on September 14, 2010 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at August 31, 2010 and May 31, 2010, and the results of its operations and cash flows for the three months ended August 31, 2010 and 2009. The results of operations for the three months ended August 31, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of August 31, 2010

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

e)      Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at August 31, 2010 and 2009, the Company had no items that represent a comprehensive loss, and therefore has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of August 31, 2010

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

j)      Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440 Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any assets retirement obligations as of August 31, 2010 and 2009.

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

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of August 31, 2010

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

3.        Prepaid Expenses

The components of prepaid expenses are as follows:

 August 31,
2010
$

 May 31,
2010
$

General and administrative

20,072

4,083

Professional fees

10,000

-

Rent

-

2,194

Travel and exploration expenses

7,213

7,213

37,285

13,490

4.     Property and Equipment

 Cost
$

 Accumulated
Amortization
$

 August 31,
2010
Net Book
Value
$

 May 31,
2010
Net Book
Value
$

Automobiles

54,000

33,750

20,250

24,750

Office equipment

14,564

9,351

5,213

8,549

68,564

43,101

25,463

33,299

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of August 31, 2010

(Expressed in U.S. dollars)

(unaudited)

5.     Related Party Transactions and Balances

During the three months ended August 31, 2010, the Company incurred $48,703 (2009 - $33,000) of consulting fees, and reimbursed $141,134 (2009 - $20,000) of expenses incurred on behalf of the Company, by various directors and officers. As at August 31, 2010, the Company was indebted to the Chief Executive and Chief Financial Officer of the Company for $651,761 (May 31, 2010 - $738,059). The amounts due are non-interest bearing, unsecured and due on demand.

6.     Mineral Properties

Tanzania, Africa

a)     On June 27, 2008, the Company entered into a Joint Venture Agreement that grants the Company the right to explore for minerals on properties in Liwale and Nachigwea Districts of Tanzania known as the Mkuvia Alluvial Gold Project, in consideration for the payment of $1,000,000 (paid) upon signing the agreement and $540,000 over five years beginning July 15, 2008. The $540,000 is payable in stages on a quarterly basis of which $80,000 must be paid in the first year, and $460,000 over the next five years.  The holder of the property licenses retains a net smelter royalty return of 3%.

On June 5, 2009, the Company entered into a new joint venture which reduced the area covered by the original agreement to approximately 380 square kilometres. Pursuant to the new joint venture agreement, the Company was required to pay $40,000 upon the signing of the new agreement.  In addition, the joint venture partner is still entitled to receive a perpetual net smelter royalty return of 3% from any product realized from the property underlying the prospecting licenses. By entering into the new joint venture agreement, the Company is no longer required to pay the balance of the $460,000 previously due under the prior joint venture agreement. The new joint venture agreement covers prospecting licenses No. 5673/2009, No. 5669/2009, No. 5664/2009, and No. 5662/2009 all of which were renewed on June 12, 2009 for a period of three years.

On November 7, 2009, the Company entered into its first agreement with Ruby Creek Resources Inc. ("RCR") in which RCR has the right to acquire a 70% interest in 125 square kilometres of the Company's interest in the 380 square kilometres covered by the four prospecting licenses in the Mkuvia Alluvial Gold Project in consideration for $3,000,000 payable as follows:

a)      $100,000 within 5 business days of signing the agreement (received).

b)      $150,000 within 15 business days of signing the agreement (received).

c)      $100,000 upon satisfactory completion of RCR due diligence (received).

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

6.        Mineral Properties (continued)

Tanzania, Africa (continued)

b)      On May 24, 2010, in a second agreement (fully executed on June 16, 2010) between RCR and the Company, RCR has to the right to earn a 70% interest in the remaining 255 square kilometres of the 380 square kilometre Mkuvia Alluvial Gold Project by making additional payments totalling $6,000,000 to the Company.

The schedule by which RCR is to pay such $6,000,000 to the Company is as follows:

i)      $200,000 due within seven days of execution of the Agreement (received) with $100,000 applied towards costs of environmental permitting and the initial mining license (applied);

ii)     $150,000 (received) plus the issuance of 4 million restricted shares of common stock of RCR, with an agreed upon value of $0.80 per share for a stated valuation of $3,200,000, within 30 days of the receipt of Certificates of Acknowledgement for all underlying and related Agreements from the Commissioner for Minerals in Tanzania as required by the Mining Act of Tanzania (Certificates of Acknowledgement received August 12, 2010).  The 4 million restricted shares of common stock of RCR were not subsequently issued to the Company as required by the Agreement.  Therefore RCR is not in compliance with the agreement.

iii)    $450,000 on June 1, 2011;

iv)     $1,000,000 on June 1, 2012; and

v)      $1,000,000 on June 1, 2013 (which may be satisfied by the issuance of stock by RCR).

Thus, the combined payments under the November 7, 2009 and the May 24, 2010 agreements provide for a total commitment of $9,000,000 payable to the Company by RCR to purchase a 70% interest in the entire 380 square kilometre Mkuvia Alluvial Gold Project. The ownership structure of the interest in the Mkuvia Alluvial Gold Project shall be a 70% interest RCR, a 25% interest for Douglas Lake, and a 5% interest for Mr. Mkuvia Maita, the original owner of the underlying prospecting licenses. In addition, Mr. Maita retains a 3% net smelter royalty. RCR may increase its ownership position from a 70% interest to 75%, reducing the Company's position to 20%, by giving Notice to the Company and paying $1,000,000 to the Company by June 1, 2011.

On June 3, 2010, the Company and RCR incorporated Ruby Creek Resources (Tanzania) Limited ("Ruby Creek Tanzania") to manage the mining operations in the Mkuvia Gold Project in Tanzania. Ruby Creek Resources (Tanzania) Limited, a joint venture company, is owned by Ruby Creek Resources (70%), the Company (25%) and Mr. Mkuvia Maita (5%).

c)     On April 27, 2006, the Company entered into a Strategic Alliance Agreement with Canaco Resources Inc. ("Canaco"), a Canadian public company. Under the terms of the agreement, Canaco paid $350,000 (received during fiscal 2007) to the Company, and will provide technical management and fund the initial assessment of each of the prospects in Tanzania, in order to earn up to a 70% undivided interest in the prospects. The $350,000 payment can be allocated at Canaco's discretion to cash payments owing under subsequent option agreements.  On November 1, 2007, Canaco allocated $75,000 of the payment as the cash consideration owed under the Morogoro option agreement which was subsequently abandoned by Morogoro.  In connection with this agreement, the Company is required to issue 200,000 restricted shares of common stock. The Company determined the fair value of the 200,000 shares to be $88,000. The 200,000 shares have not been issued as at August 31, 2010, and $88,000 is included in common stock subscribed.

d)     On November 17, 2006, the Company entered into an Asset Purchase Agreement with Atlas to acquire Prospecting License No. 3920/2006 known as "Shinyanga" or "Magembe," which covers an area of approximately 46 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $200,000 (paid) and 4,500,000 restricted shares of common stock. The Company determined the fair value of the shares to be $3,172,500. As at May 31, 2007, the Company issued 1,500,000 shares at the fair value of $1,057,500 and at August 31, 2010, the remaining 3,000,000 shares at the fair value of $2,115,000 is included in common stock subscribed.  During fiscal 2010, the Company decided to focus on other properties and has let the Magembe prospecting license lapse.

e)     On November 17, 2006, the Company entered into an Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Limited ("HG") to acquire nine Prospecting Licenses, which cover an area of approximately 2,388.79 square kilometres in Tanzania. Prospecting License No.'s 3868/2006, 3671/2005, 3398/2005, 3105/2005, 3211/2005, and 2961/2004 were transferred to the Company's name on signing the agreement for an aggregate purchase price of $600,000 ("Cash Payment") and issuance of 4,000,000 restricted shares of common stock (issued) at a fair value of $2,820,000. The Cash Payment is to be made as follows: $150,000 (paid) on signing of the agreement and $150,000 payments at the end of each ninety day period thereafter until the consideration is paid in full. As at August 31, 2010, $250,000 is included in accrued liabilities.  The Company has let Prospecting License No.'s 3671/2005, 3398/2005, 3105/2005, 3211/2005, and 2961/2004 lapse.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of August 31, 2010

(Expressed in U.S. dollars)

(unaudited)

7.        Accrued Liabilities

The components of accrued liabilities are as follows:

 August 31,
2010
$

 May 31,
2010
$

Consulting fees

30,000

30,000

Mineral property expenditures

250,000

250,623

Professional fees

16,430

635

Total Accrued Liabilities

296,430

281,258

8.       Common Stock

a)      As at August 31, 2010, the Company has received stock subscriptions for 3,000,000 shares of common stock at $0.05 per share for proceeds of $150,000, which is included in common stock subscribed.

b)      On August 23, 2010, the Company issued 9,800,000 shares of common stock upon the cashless exercise of 9,800,000 stock options.

9.        Stock Options

The Company adopted a Stock Option Plan dated April 27, 2007, (the "2007 Stock Option Plan"), under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock.  At August 31, 2010, the Company had no shares of common stock available to be issued under the 2007 Stock Option Plan.

The Company adopted an additional Stock Option Plan dated October 20, 2008 (the "2008 Stock Option Plan"), under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. At August 31, 2010, the Company had 3,800,000 shares of common stock available to be issued under the 2008 Stock Option Plan. On August 11, 2010, the Company granted stock options to acquire 3,800,000 common shares at a price of $0.05 per share exercisable for 10 years.  At August 31, 2010, the Company had no shares of common stock available to be issued under the 2008 Stock Option Plan. During the three months ended August 31, 2010, the Company recorded stock-based compensation of $415,102 as consulting expense.

The Company adopted an additional Stock Option Plan dated August 11, 2010 (the "2010 Stock Option Plan"), under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common shares.  On August 11, 2010, the Company granted stock options to acquire 6,000,000 common shares at a price of $0.05 per share exercisable for 10 years.  At August 31, 2010, the Company had 4,000,000 shares of common stock available to be issued under the 2010 Stock Option Plan.  During the three months ended August 31, 2010, the Company recorded stock-based compensation of $655,425 as consulting expense.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the three months ended August 31, 2010 was $0.11 per share (2009 - $0.34). The weighted average assumptions used are as follows:

 Three Months Ended

 August 31,
2010

 August 31,
2009

Expected dividend yield

0%

0%

Risk-free interest rate

2.72%

2.71%

Expected volatility

159%

177%

Expected option life (in years)

10.00

5.00

The total intrinsic value of stock options exercised during the three months ended August 31, 2010, was $686,000 (2009 - $966,000).

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of August 31, 2010

(Expressed in U.S. dollars)

(unaudited)

9.        Stock Options (continued)

The following table summarizes the continuity of the Company's stock options:

Number of Options

 Weighted Average Exercise Price
$

 Weighted Average Remaining Contractual
Term (years)

 Aggregate
Intrinsic
Value
$

Outstanding, May 31, 2010

3,123,333

0.30

Granted

9,800,000

0.05

Exercised

(9,800,000)

0.05

Outstanding, August 31, 2010

3,123,333

0.30

3.19

-

Exercisable, August 31, 2010

3,123,333

0.30

3.19

-

At August 31, 2010, the Company had no unvested stock options and no unrecognized compensation costs.

The stock options outstanding are exercisable for cash at $0.30 per share, or on a cashless exercise basis using a prorated formula whereby the number of shares issuable is equal to (a) the average closing price for the five days prior to exercise date ("ACP") in excess of the $0.30 exercise price, divided by (b) the exercise price multiplied by (c) the number of options exercised.   During the three months ended August 31, 2010, 9,800,000 cashless stock options were exercised (2009 - 4,200,000).

10.      Share Purchase Warrants

The following table summarizes the continuity of the Company's share purchase warrants:

 Number of
Warrants

 Weighted Average Exercise Price
$

Balance, May 31, 2010

733,500

0.39

Expired

(733,500)

0.39

Balance, August 31, 2010

-

-

11.      Commitments

a)      On January 9, 2006, the Company entered into a consulting agreement for a term of three months for consideration of $75,000 cash (paid in fiscal 2006 by a director on behalf of the Company) and 150,000 shares of common stock (100,000 shares transferred to the consultant by related parties during fiscal 2006). As at August 31, 2010, 50,000 shares of common stock are owed to the consultant. As at August 31, 2010, the fair value of $50,000 for these shares owed is included in common stock subscribed.

b)      In August 2008, the Company entered into a two year lease agreement for the provision of office space.  The agreement was terminated on June 1, 2010.

c)      On September 20, 2009, the Company agreed to pay the CFO Cdn$6,500 per month for six months.  On April 1, 2010, the Company extended the employment agreement for three years.

d)      On September 24, 2009, the Company agreed to pay the CEO $10,000 per month for a period of three years.

e)      On June 1, 2010, the Company entered into a consulting agreement for consulting services related to the Company's China operation for a fee of $10,000 per month for three years.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of August 31, 2010

(Expressed in U.S. dollars)

(unaudited)

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

13     Subsequent Events

a)      On September 1, 2010, the Company entered into a Transaction Fee Agreement with a consultant for services related to soliciting offers from and in assisting in the negotiation with potential Company financiers, purchasers, acquisition targets and/or joint venture development partners (each such party being a "Potential Investor").  The initial term of the agreement is a period of 60 days and shall automatically renew monthly unless otherwise specifically renewed in writing by each party or terminated by the Company.

Pursuant to the agreement, the Company agreed to pay the consultant a transaction fee for each completed property acquisition transaction in Tanzania (a "Completed Transaction"). The transaction fee is 12.5% of the shares issuable under each Completed Transaction, payable in restricted common shares at the lowest priced security issuable under each Completed Transaction.

b)      On September 15, 2010, the Company entered into a Mineral Property Acquisition Agreement (the "Acquisition Agreement") with IPP Gold Limited ("IPP Gold"), pursuant to which the Company was granted the option to acquire an undivided 100% legal, beneficial and registerable interest in and to four prospecting licences (the "PLs"), totaling approximately 800 square kilometres, located in the Handeni District of Tanzania and which are owned or controlled by IPP Gold and its affiliates (the "Property").

Pursuant to the terms of the Acquisition Agreement, the Company issued 133,333,333 restricted shares of common stock to IPP Gold in exchange for 100% interest in the Property, with no further payments in shares or cash required.  In accordance with the closing of the Acquisition Agreement, IPP Gold owns 61.9% of the Company's issued and outstanding common stock and has become a major stakeholder in the Company.

c)      On September 20, 2010, the Company issued 5,000,000 units to the Chief Executive Officer of the Company to settle debt of $750,000.  Each unit consists of one share of common stock and one purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.25 per share expiring on September 20, 2012.

d)      On September 30, 2010, the Company issued 16,666,667 restricted shares of common stock pursuant to the Transaction Fee Agreement described in Note 12(a).  The shares were issued in connection with the Company's entry into the Acquisition Agreement described in Note 13(b).

Item 2.               Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended August 31, 2010 and 2009 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended August 31, 2010 and 2009.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements.

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

None of our mineral claims that we held during the three months ended August 31, 2010, including the Mkuvia Alluvial Gold Project, contain any substantiated mineral deposits or reserves of minerals. Minimal exploration has been carried out on these claims. Accordingly, additional exploration of these mineral claims is required before any determination as to whether any commercially viable mineral deposit may exist on our mineral claims. Our plan of operations is to carry out preliminary exploration work on our mineral claims in order to ascertain whether our mineral claims warrant advanced exploration to determine whether they possess commercially exploitable deposits of minerals. We will not be able to determine whether or not any of our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

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

Handeni District Prospecting Licenses

Effective September 21, 2010, the Company's Board of Directors ratified the entering into of and immediate closing of a certain Mineral Property Acquisition Agreement (the "Acquisition Agreement") dated September 15, 2010 with IPP Gold Limited ("IPP"), pursuant to which the Company acquired an undivided 100% legal, beneficial and registerable interest in and to four prospecting licences (the "PLs"), totaling approximately 800 square kilometres, located in the Handeni District of Tanzania and which are owned or controlled by IPP Gold and its affiliates.

In accordance with the terms of the Acquisition Agreement effective September 21, 2010, IPP Gold has now become a major stakeholder in the Company. Pursuant to the terms of the Acquisition Agreement the Company has issued 133,333,333 restricted shares of common stock to IPP Gold in exchange for 100% interest in the four PLs of the new Handeni Project, with no further payments in shares or cash required.

Other Property Interests

All of the properties in which we held an interest during our quarter ended August 31, 2010 are in the exploration stage. As described above, our only current mineral property interest at this time is with respect to the Mkuvia Alluvial Gold Project.  The Company has allowed its interests in various other properties to lapse during its most recent fiscal year.

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

Magembe

On November 17, 2006, we entered into an Asset Purchase Agreement with Atlas to acquire Prospecting License No. 3920/2006, known as "Shinyanga" or "Magembe", which covers an area of approximately 46 square kilometres in Tanzania. The license was transferred to us on signing the agreement for an aggregate purchase price of $200,000 (paid) and 4,500,000 restricted shares of common stock. We determined the fair market value of the 4,500,000 shares to be $3,172,500. As at May 31, 2007, the Company had issued 1,500,000 shares, and as at August 31, 2010, the remaining 3,000,000 shares that are issuable under the agreement had not been issued.

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

Canaco has failed to make their required payments and has abandoned their option on this property.  During fiscal 2010, the Company has decided to focus on other properties and has let the Magembe prospecting license lapse.

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

Plan of Operations

Our plan of operations for the next twelve months is to focus on the exploration of mineral properties in Tanzania. We anticipate that we will require approximately $2,600,000 for our plan of operations over the next twelve months, as follows:

(a)          approximately $1,600,000 for acquisition and exploration of mineral properties.

(b)          approximately $1,000,000 for management, consulting, administration and operating expenses.

At August 31, 2010, we had cash of $10,680 and a working capital deficit of $1,372,648.  We will require additional funds to pursue our plan of operations as set forth above. Accordingly, we will be required to obtain additional financing in order to pay our planned expenses during the next 12 months. We are continuing to seek to raise funds through private placement offerings of our shares of common stock. However, there can be no assurance that we will complete any such private placement offerings or that the funds raised will be sufficient for us to pay our expenses for and beyond the next twelve months.

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

We entered into a joint venture agreement with Mr. Maita with respect to the Mkuvia Project, and we have also entered into a purchase agreement with Ruby Creek whereby Ruby Creek may purchase a substantial interest in this project from us.  We may consider entering into additional arrangements to provide the required funding to develop the mineral claims. If we determine to pursue another joint venture partner, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund the exploration of our current, and any future, mineral claims. If we entered into another joint venture arrangement, we would likely have to assign a significant percentage of our interest in our mineral claims to the joint venture partner.

Results of Operations

The following table sets out our loss for the periods indicated:

 Accumulated
from January 5, 2004 (Date of Inception) to

For the Three Months Ended

For the Three Months Ended

August 31,

August 31,

August 31,

2010

2010

2009

$

$

$

Revenue

-

-

-

Expenses

Amortization

48,271

5,518

6,237

Consulting

8,704,486

1,154,097

1,559,867

General and administrative

1,017,183

16,357

16,086

Mineral property costs

19,689,413

160,000

10,097

Professional

1,156,118

36,573

85,886

Rent

143,161

9,423

12,573

Travel

1,196,895

29,065

19,081

Total Expenses

31,955,527

1,411,033

1,709,827

Net Loss Before Other Expense

(31,955,527)

(1,411,033)

(1,709,827)

Other Income (Expense)

Mineral property option payments

856,017

350,000

-

Loss on sale of investment securities

(57,071)

-

-

Net Loss

(31,156,581)

(1,061,033)

(1,709,827)

Revenues

We had no operating revenues since our inception (January 5, 2004) to August 31, 2010.  We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

Our expenses in the three months ended August 31, 2010 decreased to $1,411,033 from $1,709,827 in the three months ended August, 2009, primarily as a result of decreased consulting costs.

Net Loss

Our net loss for the three months ended August 31, 2010 was $1,061,033, compared to $1,709,827 for the three months ended August 31, 2009.

Liquidity and Capital Resources

We had cash of $10,680 and a working capital deficit of $1,372,648 at August 31, 2010.

We estimate that our total expenditures over the next twelve months will be approximately $2,600,000, as outlined above under the heading "Plan of Operations".

Net Cash Used in Operating Activities

Net cash used in operating activities was $134,632 during the three months ended August 31, 2010, as compared to $121,290 during the three months ended August 31, 2009.  Net cash used in operating activities from our inception on January 5, 2004 to August 31, 2010 was $6,362,999.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1,375 during the three months ended August 31, 2010 (purchase of property and equipment), as compared to $Nil used in investing activities during the three months ended August 31, 2009.  Net cash used in investing activities from our inception on January 5, 2004 to August 31, 2010 was $175,104.

Net Cash from Financing Activities

During the three months ended August 31, 2010, we received $146,687 net cash from financing activities, primarily from the sale of our common stock.  During the three months ended August 31, 2009, we received $26,600 net cash from financing activities from the sale of our common stock.  We have funded our business to date primarily from sales of our common stock.  From our inception on January 5, 2004 to August 31, 2010, net cash provided by financing activities was $6,548,783.

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440 Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any assets retirement obligations as of August 31, 2010 and 2009.

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

As disclosed in the Company's annual report for our fiscal year ended May 31, 2010, management determined that, during the year ended May 31, 2010, our internal controls and procedures were not effective due to material weaknesses.  Management identified the following material weaknesses in internal control over financial reporting as of our fiscal year ended May 31, 2010:

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

As disclosed in the Company's annual report for our year ended May 31, 2010, management believes that the material weaknesses set forth above did not have a material affect on the Company's financial results for the year ended May 31, 2010. However, management believes that the lack of a functioning audit committee and lack of a majority of independent directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact the Company's financial statements for the future years. As a result material errors could occur.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.               Legal Proceedings

We are not a party to any material legal proceedings nor are we aware of any legal proceedings pending or threatened against us or our properties.

Item 1A.             Risk Factors

Not required because we are a smaller reporting company.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

As previously report on our Current Report on Form 8-K filed with the SEC on August 27, 2010, effective on August 23, 2010, we issued a total of 6,000,000 restricted common shares upon the cashless exercise of stock options at a deemed exercise price of $0.05 per share for a total deemed cashless exercise price of $300,000.  The shares were issued outside the United States to four non-U.S. Persons (as such terms are defined in Regulation S of the Securities Act of 1933, as amended (the "Securities Act")) in reliance on Regulation S and/or Section 4(2) of the Securities Act.

Effective on September 20, 2010, we issued a total of 5,000,000 units (with each unit consisting of one common share and one share purchase warrant to purchase an additional share of common stock at an exercise price of $0.25 until September 20, 2012), at a deemed issuance price of $0.15 per unit to settle debt of $750,000.  The units were issued to the Company's Chief Executive Officer outside the United States in reliance on Regulation S and/or Section 4(2) of the Securities Act.

As previously reported on our Current Report on Form 8-K filed with the SEC on September 27, 2010, effective on September 21, 2010, we issued a total of 133,333,333 restricted common shares, at a deemed price of $0.15 per common share for a total deemed price of $20,000,000, pursuant to the Company's mineral property acquisition agreement with IPP Gold Limited dated September 15, 2010.  The common shares were issued outside the United States to one non-U.S. Person (as such terms are defined in Regulation S of the Securities Act) in reliance on Regulation S and/or Section 4(2) of the Securities Act.

As previously reported no our Current Report on Form 8-K filed with the SEC on October 1, 2010, effective on September 30, 2010, we issued a total of 16,666,667 restricted common shares, at a deemed price of $0.15 per common share for a total deemed price of $2,500,000 pursuant to a transaction fee agreement in connection with the Company's entry into a mineral property acquisition agreement with IPP Gold Limited referred to above.  The common shares were issued outside the United States to one non-U.S. Person (as such terms are defined in Regulation S of the Securities Act) in reliance on Regulation S and/or Section 4(2) of the Securities Act.

Item 3.               Defaults Upon Senior Securities

None.

Item 4.                (Removed and Reserved).

Not applicable.

Item 5.               Other Information

None.

Item 6.               Exhibits

Exhibit Number

Description of Exhibit

3.1(1)

Articles of Incorporation

3.2(11)

Certificate of Amendment to Articles of Incorporation

3.3(2)

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

10.17(13)

2007 Stock Incentive Plan

10.18(10)

Consulting Agreement with Harpreet Sangha

10.19(10)

Consulting Agreement with Rovingi

10.20(12)

Joint Venture Agreement with Mkuvia Maita dated June 5, 2009

10.21(14)

Agreement with Ruby Creek Resources, Inc. dated November 7, 2009

10.22(15)

Purchase Agreement with Ruby Creek Resources, Inc., dated for reference May 19, 2010

10.23(16)

2010 Stock Incentive Plan

10.24(17)

Mineral Property Acquisition Agreement between the Company and IPP Gold Limited, dated September 15, 2010, ratified by the Company's Board of Directors on September 21, 2010.

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

(7)   Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended August 31, 2006.

(8)   Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended August 31, 2007.

(9)   Incorporated by reference to Current Report on Form 8-K filed on August 6, 2008.

(10) Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2007.

(11) Incorporated by reference to Current Report on Form 8-K filed on January 27, 2009

(12) Incorporated by reference to Current Report on Form 8-K filed on July 16, 2009

(13) Incorporated by reference to Registration Statement Form S-8 filed on December 30, 2008.

(14) Incorporated by reference to Current Report on Form 8-K filed on November 13, 2009.

(15) Incorporated by reference to Current Report on Form 8-K filed on June 21, 2010.

(16) Incorporated by reference to Annual Report on Form 10-K for the year ended May 31, 2010.

(17) Incorporated by reference to Current Report on Form 8-K filed on September 27, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUGLAS LAKE MINERALS INC.

By:       /s/ Harpreet Singh Sangha

             Harpreet Singh Sangha

             President, Chief Executive Officer and a director

             Date:   October 20, 2010

By:       /s/ Herminder Rai

             Herminder Rai

             Chief Financial Officer, Secretary and Treasurer

             Date:   October 20, 2010