Form 10-Q
period 2010-11-30
Douglas Lake Minerals Inc.
filed 2011-01-19
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-50907

DOUGLAS LAKE MINERALS INC.
(Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	98-0430222 (I.R.S. Employer Identification No.)
Suite 500, 666 Burrard Street Vancouver, British Columbia, Canada (Address of principal executive offices)	V6C 3P6 (Zip Code)
(604) 642-6165 (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                    Yes   [  ]   No  [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 259,183,281 shares of common stock as of January 18, 2011.

DOUGLAS LAKE MINERALS INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
November 30, 2010

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The following unaudited interim financial statements of Douglas Lake Minerals Inc.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)
	November 30, 2010 $	May 31, 2010 $
	(Unaudited)
ASSETS
Current Assets
Cash	71,809	-
Prepaid expenses (Note 3)	39,391	13,490

Total Current Assets	111,200	13,490
Property and Equipment (Note 4)	22,638	33,299

Total Assets	133,838	46,789

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Cheques issued in excess of funds on deposit	-	3,313
Accounts payable	345,341	530,838
Accrued liabilities (Note 7)	298,863	281,258
Due to related parties (Note 5)	391	738,059

Total Liabilities	644,595	1,553,468

Commitments and Contingencies (Notes 1, 6 and 11)
Subsequent Events (Note 13)
Stockholders' Deficit
Common Stock Authorized: 500,000,000 shares (May 31, 2010 - 500,000,000), $0.001 par value Issued and outstanding: 237,113,282 shares (May 31, 2010 - 72,313,282 shares)	237,114	72,313
Additional Paid-in Capital	94,522,401	26,154,556
Subscriptions Receivable	(133,814)	-
Common Stock Subscribed (Notes 6, 8 and 11(a))	2,838,000	2,253,000
Donated Capital	109,000	109,000
Deficit Accumulated During the Exploration Stage	(98,083,458)	(30,095,548)

Total Stockholders' Deficit	(510,757)	(1,506,679)

Total Liabilities and Stockholders' Deficit	133,838	46,789

(The accompanying notes are an integral part of these financial statements)

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)
	Accumulated from January 5, 2004 (Date of Inception) to November 30, 2010 $	For the Three Months Ended November 30, 2010 $	For the Three Months Ended November 30, 2009 $	For the Six Months Ended November 30, 2010 $	For the Six Months Ended November 30, 2009 $
Revenue	-	-	-	-	-

Expenses
Amortization	53,912	5,641	-	11,159	-
Consulting	15,487,732	6,783,246	33,744	7,937,343	1,593,611
General and administrative	1,060,745	43,561	53,712	59,919	76,034
Impairment of mineral property acquisition costs	79,689,413	60,000,000	-	60,160,000	10,097
Professional	1,261,331	105,213	74,690	141,786	160,576
Rent	150,423	7,262	15,730	16,685	28,303
Travel	1,281,728	84,833	5,446	113,898	24,527

Total Expenses	98,985,284	67,029,756	183,322	68,440,790	1,893,148

Net Loss Before Other Expense	(98,985,284)	(67,029,756)	(183,322)	(68,440,790)	(1,893,148)
Other Income (Expense)

Gain on write-down of accounts payable	102,880	102,880	-	102,880	-
Mineral property option payments	856,017	-	125,000	350,000	125,000
Loss on sale of investment securities	(57,071)	-	-	-	-

Net Loss	(98,083,458)	(66,926,876)	(58,322)	(67,987,910)	(1,768,148)

Net Loss Per Share - Basic and Diluted		(0.33)	-	(0.50)	(0.02)

Weighted Average Shares Outstanding		201,399,000	72,313,000	136,932,000	70,749,000

(The accompanying notes are an integral part of these financial statements)

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)
	Accumulated from January 5, 2004 (Date of Inception) to November 30, 2010 $	For the Six Months Ended November 30, 2010 $	For the Six Months Ended November 30, 2009 $
Operating Activities
Net loss for the period	(98,083,458)	(67,987,910)	(1,768,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	53,912	11,159	12,475
Donated services and rent	9,000	-	-
Impairment of mineral property acquisition costs	77,492,074	60,000,000	-
Loss on sale of investment securities	57,071	-	-
Mineral property option payments	(156,017)	-	-
Stock-based compensation	13,129,480	7,782,644	1,519,382
Gain on write-down of accounts payable	(102,880)	(102,880)	-
Write off of equipment	3,693	3,693	-
Changes in operating assets and liabilities:
Amount receivable	-	-	(125,000)
Prepaid expenses	(39,391)	(25,901)	(28,188)
Accounts payable and accrued liabilities	48,128	(65,010)	120,348
Due to related parties	854,334	(121,482)	110,657

Net Cash Used in Operating Activities	(6,734,054)	(505,687)	(158,474)

Investing Activities
Mineral property acquisition costs	(697,677)	-	-
Proceeds from mineral property options	600,000	-	-
Purchase of property and equipment	(80,243)	(4,191)	-

Net Cash Used In Investing Activities	(177,920)	(4,191)	-

Financing Activities
Cheques issued in excess of funds on deposit	-	(3,313)	-
Proceeds from issuance of common stock	6,733,532	-	40,000
Proceeds from stock subscriptions	585,000	585,000	-
Share issuance costs	(334,749)	-	(13,400)

Net Cash Provided By Financing Activities	6,983,783	581,687	26,600

Increase (Decrease) in Cash	71,809	71,809	(131,874)
Cash - Beginning of Period	-	-	197,030

Cash - End of Period	71,809	71,809	65,156

Non-cash Investing and Financing Activities
Amount owing pursuant to mineral license acquisition agreements included in accrued liabilities	250,000	-	-
Common shares issued to settle related party payable	619,306	619,306
Common shares subscribed for mineral licenses acquired	2,203,000	-	-
Common shares issued for mineral licenses acquired	14,796,750	-	-
Common shares issued for mineral property acquired	60,000,000	60,000,000	-
Shares gifted to the Company to settle liabilities	100,0000	-	-
Investment securities received and sold by the President of the Company on behalf of the Company	79,603	-	-

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

(The accompanying notes are an integral part of these financial statements)

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements as of November 30, 2010
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at November 30, 2010, the Company has a working capital deficit of $533,395 and has accumulated losses of $98,083,458 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.     Summary of Significant Accounting Policies

a)     Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. Beijing Dao Hu Investment Consulting, Ltd., (Beijing Dao) a Chinese company previously wholly-owned, was consolidated on May 31, 2010. During the six months ended November 30, 2010, the Company dissolved Beijing Dao; and the dissolution is immaterial to the financial statements. The Company's fiscal year-end is May 31.

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

The interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at November 30, 2010 and May 31, 2010, and the results of its operations and cash flows for the three months and six months ended November 30, 2010 and 2009. The results of operations for the three months and six months ended November 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements as of November 30, 2010
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

e)     Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2010 and 2009, the Company had no items that represent other comprehensive loss, and therefore has not included a schedule of comprehensive loss in the financial statements.

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

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements as of November 30, 2010
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

j)     Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440 Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any assets retirement obligations as of November 30, 2010 and 2009.

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

l)     Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

To the extent that the Company incurs transactions that are not denominated in its functional currency, they are undertaken in Canadian dollars, and Tanzanian Shilling. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements as of November 30, 2010
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

p)     Reclassification

Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

3.     Prepaid Expenses

The components of prepaid expenses are as follows:
	November 30, 2010 $	May 31, 2010 $

General and administrative	22,178	4,083
Professional fees	10,000	-
Rent	-	2,194
Travel and exploration expenses	7,213	7,213

	39,391	13,490

4.     Property and Equipment

	Cost $	Accumulated Amortization $	November 30, 2010 Net Book Value $	May 31, 2010 Net Book Value $
Automobiles	54,000	38,250	15,750	24,750
Office equipment	17,380	10,492	6,888	8,549

	71,380	48,742	22,638	33,299

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements as of November 30, 2010
(Expressed in U.S. dollars)
(Unaudited)

5.     Related Party Transactions and Balances

During the six months ended November 30, 2010, the Company incurred $107,471 (2009 - $63,000) of consulting fees, and reimbursed $180,732 (2009 - $35,000) of expenses incurred on behalf of the Company, by various directors and officers. On September 20, 2010, the President of the Company converted $616,186 of related party debt into 5,000,000 units. Each unit consisted of one share of the Company's common stock and one share purchase warrant to purchase an additional share of common stock at $0.25 for two years. Due to an error, the Company issued units for $133,814 more than was owing to the President. Subsequent to the end of the period the President of the Company paid the additional cash of $133,814 for the share subscription. As a result $133,814 was included in subscriptions receivable at November 30, 2010. The Company recorded stock based compensation of $3,035,505, equal to the difference between the fair value of the units of $3,785,505 and the $750,000 sum of debt settled and subscription receivable.

At November 30, 2010 the Company was indebted to the President for $Nil (May 31, 2010 - $731,890). As at November 30, 2010, the Company was indebted to the Chief Financial Officer of the Company for $391 (May 31, 2010 - $6,169). The amounts due are non-interest bearing, unsecured and due on demand.

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

On November 7, 2009, the Company entered into its first agreement with Ruby Creek Resources Inc. ("RCR") in which RCR has the right to acquire a 70% interest in 125 square kilometres of the Company's interest in the 380 square kilometres covered by the four prospecting licenses in the Mkuvia Alluvial Gold Project in consideration for $3,000,000 payable as follows:

i)     $100,000 within 5 business days of signing the agreement (received).

ii)     $150,000 within 15 business days of signing the agreement (received).

iii)     $100,000 upon satisfactory completion of RCR due diligence (received).

iv)     $400,000 upon closing and receipt the first mining license.

v)     $750,000 payable within 12 months of closing.

vi)     $750,000 payable within 24 months of closing, and

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

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements as of November 30, 2010
(Expressed in U.S. dollars)
(Unaudited)

6.     Mineral Properties (continued)

The schedule by which RCR is to pay such $6,000,000 to the Company is as follows:

i)     $200,000 due within seven days of execution of the Agreement (received) with $100,000 applied towards costs of environmental permitting and the initial mining license (applied);

ii)     $150,000 (received) plus the issuance of 4 million restricted shares of common stock of RCR, with an agreed upon value of $0.80 per share for a stated valuation of $3,200,000, within 30 days of the receipt of Certificates of Acknowledgement for all underlying and related Agreements from the Commissioner for Minerals in Tanzania as required by the Mining Act of Tanzania (Certificates of Acknowledgement received August 12, 2010). The 4 million restricted shares of common stock of RCR were subsequently issued to the Company as required by the Agreement.

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

c)     On April 27, 2006, the Company entered into a Strategic Alliance Agreement with Canaco Resources Inc. ("Canaco"), a Canadian public company. Under the terms of the agreement, Canaco paid $350,000 (received during fiscal 2007) to the Company, and will provide technical management and fund the initial assessment of each of the prospects in Tanzania, in order to earn up to a 70% undivided interest in the prospects. The $350,000 payment can be allocated at Canaco's discretion to cash payments owing under subsequent option agreements. On November 1, 2007, Canaco allocated $75,000 of the payment as the cash consideration owed under the Morogoro option agreement which was subsequently abandoned by Morogoro. In connection with this agreement, the Company is required to issue 200,000 restricted shares of common stock. The Company determined the fair value of the 200,000 shares to be $88,000. The 200,000 shares have not been issued as at November 30, 2010, and $88,000 is included in common stock subscribed.

d)     On November 17, 2006, the Company entered into an Asset Purchase Agreement with Atlas to acquire Prospecting License No. 3920/2006 known as "Shinyanga" or "Magembe," which covers an area of approximately 46 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $200,000 (paid) and 4,500,000 restricted shares of common stock. The Company determined the fair value of the shares to be $3,172,500. As at May 31, 2007, the Company issued 1,500,000 shares at the fair value of $1,057,500 and at November 30, 2010, the remaining 3,000,000 shares at the fair value of $2,115,000 is included in common stock subscribed. During fiscal 2010, the Company decided to focus on other properties and has let the Magembe prospecting license lapse.

e)     On November 17, 2006, the Company entered into an Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Limited ("HG") to acquire nine Prospecting Licenses, which cover an area of approximately 2,388.79 square kilometres in Tanzania. Prospecting License No.'s 3868/2006, 3671/2005, 3398/2005, 3105/2005, 3211/2005, and 2961/2004 were transferred to the Company's name on signing the agreement for an aggregate purchase price of $600,000 ("Cash Payment") and issuance of 4,000,000 restricted shares of common stock (issued) at a fair value of $2,820,000. The Cash Payment is to be made as follows: $150,000 (paid) on signing of the agreement and $150,000 payments at the end of each ninety day period thereafter until the consideration is paid in full. As at November 30, 2010, $250,000 is included in accrued liabilities. The Company has let Prospecting License No.'s 3671/2005, 3398/2005, 3105/2005, 3211/2005, and 2961/2004 lapse.

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements as of November 30, 2010
(Expressed in U.S. dollars)
(Unaudited)

6.     Mineral Properties (continued)

f)     On September 21, 2010, the Company completed a Mineral Property Acquisition Agreement with IPP Gold Limited ("IPP Gold"), and the Company acquired four prospecting licences totalling approximately 800 square kilometres, located in the Handeni District of Tanzania (the "Handeni Properties"). IPP Gold retained a 2.5% net smelter royalty ("NSR") on the Handeni Properties and the Company has the option to reduce the NSR to 1.25% by paying $5,000,000. If the NSR is reduced to 1.25% the maximum NSR for any year is capped at $1,000,000. In any year the NSR payment is less than $1,000,000 the difference between the actual NSR payment and $1,000,000 will be carried forward to subsequent years. In addition if the London spot price for gold is equal to or greater than $1,500 then the NSR will increase from 2.5% to 3%. The Company issued 133,333,333 restricted shares of common stock to IPP Gold to acquire the Handeni Properties and no further payments to IPP Gold in shares or cash is required.

On September 1, 2010, the Company entered into a Transaction Fee Agreement with a consultant for services related to soliciting offers from and in assisting in the negotiation with potential Company financiers, purchasers, acquisition targets and/or joint venture development partners (each such party being a "Potential Investor"). The initial term of the agreement is a period of 60 days and automatically renews monthly unless otherwise specifically renewed in writing by each party or terminated by the Company. Pursuant to the agreement, the Company agreed to pay the consultant a transaction fee for each completed property acquisition transaction in Tanzania (a "Completed Transaction"). The transaction fee is 12.5% of the shares issuable under each Completed Transaction, payable in restricted common shares at the lowest priced security issuable under each Completed Transaction. The Company issued 16,666,667 restricted shares of common stock pursuant to the Transaction Fee Agreement in relation to the acquisition of the Handeni Properties.

The fair value of the 133,333,333 shares of the Company's common stock issued to IPP Gold pursuant to the Acquisition Agreement and the 16,666,667 shares of the Company's common stock issued pursuant to the Transaction Fee Agreement totalled $60,000,000.

On November 30, 2010 the capitalized acquisition costs of the Handeni Properties were tested for impairment by the Company's management as required by ASC 360. Management determined that no positive cash flows from the Handeni Properties could be identified or supported and a full impairment loss was recognized in expenses for the $60,000,000 acquisition cost.

7.     Accrued Liabilities

The components of accrued liabilities are as follows:

	November 30, 2010 $	May 31, 2010 $
Consulting fees	30,000	30,000
Mineral property expenditures	250,000	250,623
Professional fees	18,863	635

Total Accrued Liabilities	298,863	281,258

8.     Common Stock

a)     As at November 30, 2010, the Company has received stock subscriptions for 11,700,000 units at $0.05 per share pursuant to a September 1, 2010 private placement. At November 30, 2010, the Company had received proceeds of $585,000, which is included in common stock subscribed. Each unit consists of one common share of the Company's common stock and one purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.075 per share expiring two years from the date of issuance. The Company completed the private placement and issued the shares on January 10, 2011. Refer to Note 13(b).

b)     On August 23, 2010, the Company issued 9,800,000 shares of common stock upon the cashless exercise of 9,800,000 stock options.

c)     On September 20, 2010, the Company issued 5,000,000 units with a fair value of $3,785,505 to the Chief Executive Officer of the Company to settle debt of $616,186. Each unit consists of one share of common stock and one purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.25 per share expiring on September 20, 2012.

d)     On September 21, 2010, the Company issued 133,333,333 shares of common stock pursuant to the Acquisition Agreement described in Note 6(f) and 16,666,667 shares of common stock pursuant to the Transaction Fee Agreement described in Note 6(f).

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements as of November 30, 2010
(Expressed in U.S. dollars)
(Unaudited)

9.     Stock Options

The Company adopted a Stock Option Plan dated April 27, 2007, (the "2007 Stock Option Plan"), under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. At November 30, 2010, the Company had no shares of common stock available to be issued under the 2007 Stock Option Plan.

The Company adopted an additional Stock Option Plan dated October 20, 2008 (the "2008 Stock Option Plan"), under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. On August 11, 2010, the Company granted stock options to acquire 3,800,000 common shares at a price of $0.05 per share exercisable for 10 years. At November 30, 2010, the Company had no shares of common stock available to be issued under the 2008 Stock Option Plan. During the six months ended November 30, 2010, the Company recorded stock-based compensation of $415,102 as consulting expense.

The Company adopted an additional Stock Option Plan dated August 11, 2010 (the "August 2010 Stock Option Plan"), under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common shares. On August 11, 2010, the Company granted stock options to acquire 6,000,000 common shares at a price of $0.05 per share exercisable for 10 years. On October 21, 2010, the Company granted stock options to acquire 4,000,000 common shares at a price of $0.30 per share exercisable for 10 years. At November 30, 2010, the Company had no shares of common stock available to be issued under the 2010 Stock Option Plan. During the six months ended November 30, 2010, the Company recorded stock-based compensation of $1,844,650 as consulting expense.

The Company adopted an additional Stock Option Plan dated November 29, 2010 (the "November 2010 Stock Option Plan"), under which the Company is authorized to grant stock options to acquire up to a total of 40,000,000 shares of common shares. On November, 2010, the Company granted stock options to acquire 33,500,000 common shares at a price of $0.20 per share exercisable for 10 years. At November 30, 2010, the Company had 6,500,000 shares of common stock available to be issued under the 2010 Stock Option Plan. During the six months ended November 30, 2010, the Company recorded stock-based compensation of $2,487,387 as consulting expense.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the six months ended November 30, 2010 was $0.29 per share (2009 - $0.34). The weighted average assumptions used are as follows:

	Six Months Ended
	November 30, 2010	November 30, 2009
Expected dividend yield	0%	0%
Risk-free interest rate	2.79%	2.71%
Expected volatility	161%	177%
Expected option life (in years)	10.00	5.00

The total intrinsic value of stock options exercised during the six months ended November 30, 2010, was $686,000 (2009 - $966,000) and the intrinsic value of outstanding options at November 30, 2010 was $6,090,400 (May 31, 2010 - $Nil).

The following table summarizes the continuity of the Company's stock options:

	Number of Options #	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $
Outstanding, May 31, 2010	3,123,333	0.30
Granted	47,300,000	0.18
Exercised	(9,800,000)	0.05

Outstanding, November 30, 2010	40,623,333	0.22	9.45	-

Exercisable, November 30, 2010	13,823,333	0.25	8.40	-

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements as of November 30, 2010
(Expressed in U.S. dollars)
(Unaudited)

9.     Stock Options (continued)

A summary of the status of the Company's non-vested stock options as of November 30, 2010, and changes during the six months ended November 30, 2010 is presented below:

Non-vested stock options	Number of Shares	Weighted Average Grant Date Fair Value
		$
June 1, 2010	-	-
Granted	47,300,000	0.29
Vested	(20,500,000)	0.22

Non-vested at November 30, 2010	26,800,000	0.35

As at November 30, 2010, there was $7,093,708 of total unrecognized compensation cost related to non-vested stock option agreements. That cost is expected to be recognized over a weighted average period of two years.

The stock options outstanding are exercisable for cash or on a cashless exercise basis using a prorated formula whereby the number of shares issuable is equal to (a) the average closing price for the five days prior to exercise date ("ACP") in excess of the exercise price, divided by (b) the exercise price multiplied by (c) the number of options exercised. During the six months ended November 30, 2010, 9,800,000 cashless stock options were exercised (2009 - 4,200,000).

10.     Share Purchase Warrants

The following table summarizes the continuity of the Company's share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $
Balance, May 31, 2010	733,500	0.39
Granted	5,000,000	0.25
Expired	(733,500)	0.39

Balance, November 30, 2010	5,000,000	0.25

The 5,000,000 warrants outstanding expire on September 20, 2012.

11.     Commitments

a)     On January 9, 2006, the Company entered into a consulting agreement for a term of three months for consideration of $75,000 cash (paid in fiscal 2006 by a director on behalf of the Company) and 150,000 shares of common stock (100,000 shares transferred to the consultant by related parties during fiscal 2006). As at November 30, 2010, 50,000 shares of common stock are owed to the consultant. As at November 30, 2010, the fair value of $50,000 for these shares owed is included in common stock subscribed.

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

e)     On June 1, 2010, the Company entered into a consulting agreement for consulting services related to the Company's China operation for a fee of $10,000 per month for three years. During the six months ended November 30, 2010 the agreement was terminated.

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements as of November 30, 2010
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

13.     Subsequent Events

a)     On January 7, 2011, the Company issued 20,000 shares of common stock upon the exercise of 20,000 stock options for proceeds of $6,000.

b)     On January 10, 2011, the Company issued 22,000,000 units at $0.05 per unit for proceeds of $1,100,000 pursuant to a private placement. Each unit consists of one share of common stock and one purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.075 per share until January 10, 2013.

c)     On December 16, 2010, the Company received 4,000,000 restricted shares of Ruby Creek Resources Inc.'s common stock pursuant to the joint venture described in Note 6(b).

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the six months ended November 30, 2010 and 2009 should be read in conjunction with our unaudited interim financial statements and related notes for the six months ended November 30, 2010 and 2009. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements.

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

None of our mineral claims that we held during the six months ended November 30, 2010, including the Mkuvia Alluvial Gold Project, contain any substantiated mineral deposits or reserves of minerals. Minimal exploration has been carried out on these claims. Accordingly, additional exploration of these mineral claims is required before any determination as to whether any commercially viable mineral deposit may exist on our mineral claims. Our plan of operations is to carry out preliminary exploration work on our mineral claims in order to ascertain whether our mineral claims warrant advanced exploration to determine whether they possess commercially exploitable deposits of minerals. We will not be able to determine whether or not any of our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

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

As previously reported on a Current Report on Form 8-K as filed with the SEC on January 5, 2011, on December 31, 2010, the Company issued a news release announcing that the Commissioner for Minerals of Tanzania has confirmed the recording in the Central Register the transfer of 100% shares of each of the Prospecting License Nos. 6742/2010, 6743/2010, 6744/2010 and 6779/2010, which comprise the Handeni Project, from IPP Gold Limited to the Company, and that such transfer has been duly recorded on the terms and conditions contained in such Prospecting Licenses.

Other Property Interests

All of the properties in which we held an interest during our quarter ended November 30, 2010 are in the exploration stage. As described above, our current mineral property interests at this time are the Mkuvia Alluvial Gold Project and the Handeni Project. The Company has allowed its interests in various other properties to lapse during its most recent fiscal year.

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

Magembe

On November 17, 2006, we entered into an Asset Purchase Agreement with Atlas to acquire Prospecting License No. 3920/2006, known as "Shinyanga" or "Magembe", which covers an area of approximately 46 square kilometres in Tanzania. The license was transferred to us on signing the agreement for an aggregate purchase price of $200,000 (paid) and 4,500,000 restricted shares of common stock. We determined the fair market value of the 4,500,000 shares to be $3,172,500. As at May 31, 2007, the Company had issued 1,500,000 shares, and as at November 30, 2010, the remaining 3,000,000 shares that are issuable under the agreement had not been issued.

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

Subsidiaries

We currently do not have any subsidiaries..

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

At November 30, 2010, we had cash of $71,809 and a working capital deficit of $533,395. We will require additional funds to pursue our plan of operations as set forth above. Accordingly, we will be required to obtain additional financing in order to pay our planned expenses during the next 12 months. We are continuing to seek to raise funds through private placement offerings of our shares of common stock. However, there can be no assurance that we will complete any such private placement offerings or that the funds raised will be sufficient for us to pay our expenses for and beyond the next twelve months.

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

Results of Operations

The following table sets out our loss for the periods indicated:
	Accumulated from January 5, 2004 (Date of Inception) to November 30, 2010 $	For the Three Months Ended November 30, 2010 $	For the Three Months Ended November 30, 2009 $	For the Six Months Ended November 30, 2010 $	For the Six Months Ended November 30, 2009 $
Revenue	-	-	-	-	-

Expenses
Amortization	53,912	5,641	-	11,159	-
Consulting	15,487,732	6,783,246	33,744	7,937,343	1,593,611
General and administrative	1,060,745	43,561	53,712	59,919	76,034
Impairment of mineral property acquisition costs	79,689,413	60,000,000	-	60,160,000	10,097
Professional	1,261,331	105,213	74,690	141,786	160,576
Rent	150,423	7,262	15,730	16,685	28,303
Travel	1,281,728	84,833	5,446	113,898	24,527

Total Expenses	98,985,284	67,029,756	183,322	68,440,790	1,893,148

Net Loss Before Other Expense	(98,985,284)	(67,029,756)	(183,322)	(68,440,790)	(1,893,148)
Other Income (Expense)
Gain on write-down of accounts payable	102,880	102,880	-	102,880	-
Mineral property option payments	856,017	-	125,000	350,000	125,000
Loss on sale of investment securities	(57,071)	-	-	-	-

Net Loss	(98,083,458)	(66,926,876)	(58,322)	(67,987,910)	(1,768,148)

Revenues

We had no operating revenues since our inception (January 5, 2004) to November 30, 2010. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

Our expenses in the six months ended November 30, 2010 increased to $68,440,790 from $1,893,148 in the six months ended November 30, 2009, primarily as a result of the expense recognized for the impairment of the Handeni Property acquisition costs. On November 30, 2010 the capitalized acquisition costs of the Handeni Properties were tested for impairment by management as required by ASC 360. Management determined that no positive cash flows from the Handeni Properties could be identified or supported and a full impairment loss was recognized in expenses for the $60,000,000 acquisition cost

Net Loss

Our net loss for the six months ended November 30, 2010 was $67,987,910, compared to $1,768,148 for the six months ended November 30, 2009.

Liquidity and Capital Resources

We had cash of $71,809 and a working capital deficit of $533,395 at November 30, 2010.

We estimate that our total expenditures over the next twelve months will be approximately $2,600,000, as outlined above under the heading "Plan of Operations".

Net Cash Used in Operating Activities

Net cash used in operating activities was $505,687 during the six months ended November 30, 2010, as compared to $158,474 during the six months ended November 30, 2009. Net cash used in operating activities from our inception on January 5, 2004 to November 30, 2010 was $6,734,054.

Net Cash Used in Investing Activities

Net cash used in investing activities was $4,191 during the six months ended November 30, 2010 (purchase of property and equipment), as compared to $nil used in investing activities during the six months ended November 30, 2009. Net cash used in investing activities from our inception on January 5, 2004 to November 30, 2010 was $177,920.

Net Cash from Financing Activities

During the six months ended November 30, 2010, we received $581,687 net cash from financing activities, primarily from the sale of our common stock. During the six months ended November 30, 2009, we received $26,600 net cash from financing activities from the sale of our common stock. We have funded our business to date primarily from sales of our common stock. From our inception on January 5, 2004 to November 30, 2010, net cash provided by financing activities was $6,983,783.

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440 Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any assets retirement obligations as of November 30, 2010 and 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any material legal proceedings nor are we aware of any legal proceedings pending or threatened against us or our properties.

Item 1A.     Risk Factors

Not required because we are a smaller reporting company.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported in our Quarterly Report on Form 10-Q for our quarter ended August 31, 2010, effective on September 20, 2010, we issued a total of 5,000,000 units (with each unit consisting of one common share and one share purchase warrant to purchase an additional share of common stock at an exercise price of $0.25 until September 20, 2012), at a deemed issuance price of $0.15 per unit to settle debt of $750,000. The units were issued to the Company's Chief Executive Officer outside the United States in reliance on Regulation S and/or Section 4(2) of the Securities Act.

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

As previously reported on our Current Report on Form 8-K filed with the SEC on October 1, 2010, effective on September 30, 2010, we issued a total of 16,666,667 restricted common shares, at a deemed price of $0.15 per common share for a total deemed price of $2,500,000 pursuant to a transaction fee agreement in connection with the Company's entry into a mineral property acquisition agreement with IPP Gold Limited referred to above. The common shares were issued outside the United States to one non-U.S. Person (as such terms are defined in Regulation S of the Securities Act) in reliance on Regulation S and/or Section 4(2) of the Securities Act.

On January 10, 2011, we completed a non-brokered private placement pursuant to which we issued to 38 subscribers a total of 22,000,000 units at an issuance price of $0.05 per unit for total proceeds of $1,100,000. Each unit consists of one common share and one share purchase warrant to purchase an additional share of common stock at an exercise price of $0.075 until January 10, 2013. We relied on an exemption from registration under the Securities Act provided by Regulation S for each of the subscribers, in each case based on representations and warranties provided by the subscribers in their respective subscription agreements entered into between each subscriber and our Company.

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

DOUGLAS LAKE MINERALS INC.

By:     /s/ Harpreet S. Sangha
          Harpreet S. Sangha
          President, Chief Executive Officer and a director
          Date: January 19, 2011

By:    /s/ Herminder Rai
        Herminder Rai
        Chief Financial Officer, Secretary and Treasurer
        Date: January 19, 2011