Form 10-Q
period 2011-02-28
Douglas Lake Minerals Inc.
filed 2011-04-15
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

 Large accelerated filer  [  ]
Non-accelerated filer [ ] (Do not check if a small reporting company)

 Accelerated filer  [  ]
Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  [  ]   No  [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  292,416,653 shares of common stock as of April 13, 2011.

DOUGLAS LAKE MINERALS INC.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

February 28, 2011

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

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

 February 28, 2011
$

 May 31,
2010
$

(Unaudited)

ASSETS

Current Assets

Cash

222,408

-

Marketable securities (Note 11)

2,840,000

-

Prepaid expenses (Note 3)

256,185

13,490

Total Current Assets

3,318,593

13,490

Property and Equipment (Note 4)

38,426

33,299

Total Assets

3,357,019

46,789

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Cheques issued in excess of funds on deposit

-

3,313

Accounts payable

553,012

530,838

Accrued liabilities (Note 7)

302,212

281,258

Due to related parties (Note 5)

22,671

738,059

Total Liabilities

877,895

1,553,468

Commitments and Contingencies (Notes 1, 6 and 12)

Subsequent Events (Note 14)

Stockholders' Equity (Deficit)

 Common Stock

 Authorized: 500,000,000 shares (May 31, 2010 - 500,000,000), $0.001 par value
Issued and outstanding: 265,203,282 shares (May 31, 2010 - 72,313,282) shares)

265,203

72,313

Additional Paid-in Capital

98,331,433

26,154,556

Subscriptions Receivable

(153,814)

-

Common Stock Subscribed (Notes 6, 8 and 12(a))

2,455,500

2,253,000

Donated Capital

109,000

109,000

Accumulated Other Comprehensive Income

80,000

-

Deficit Accumulated During the Exploration Stage

(98,608,198)

(30,095,548)

Total Stockholders' Equity (Deficit)

2,479,124

(1,506,679)

Total Liabilities and Stockholders' Equity (Deficit)

3,357,019

46,789

(The accompanying notes are an integral part of these financial statements)

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

 Accumulated
from January 5, 2004
(Date of Inception) to
February 28,
2011
$

 For the Three
Months Ended
February 28,
2011
$

 For the Three
Months Ended
February 28,
2010
$

 For the Nine
Months Ended
February 28,
2011
$

 For the Nine
Months Ended
February 28,
2010
$

Revenue

-

-

-

-

-

Expenses

Amortization

60,994

7,082

-

18,241

-

Consulting

18,289,339

2,801,607

106,683

10,738,950

1,700,294

General and administrative

1,160,896

100,151

17,098

160,070

93,132

Mineral property costs

79,767,059

77,646

56,984

60,237,646

67,081

Professional

1,424,388

163,057

30,463

304,843

191,039

Rent

164,604

14,181

13,743

30,866

42,046

Travel

1,402,744

121,016

40,205

234,914

64,732

Total Expenses

102,270,024

3,284,740

265,176

71,725,530

2,158,324

Net Loss Before Other Expense

(102,270,024)

(3,284,740)

(265,176)

(71,725,530)

(2,158,324)

Other Income (Expense)

Gain on write-down of accounts payable

102,880

-

-

102,880

-

Mineral property option payments

3,616,017

2,760,000

-

3,110,000

125,000

Loss on sale of investment securities

(57,071)

-

-

-

-

Net Loss

(98,608,198)

(524,740)

(265,176)

(68,512,650)

(2,033,324)

Other Comprehensive Income

Unrealized gain on marketable securities

80,000

80,000

-

80,000

-

Comprehensive loss

(98,528,198)

(444,740)

(265,176)

(68,432,650)

(2,033,324)

Net Loss Per Share - Basic and Diluted

-

-

(0.39)

(0.03)

Weighted Average Shares Outstanding

183,650,000

72,313,000

174,474,000

71,264,000

(The accompanying notes are an integral part of these financial statements)

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

 Accumulated
from January 5, 2004
(Date of Inception) to February 28,
2011
$

 For the Nine
Months Ended
February 28,
2011
$

 For the Nine
Months Ended
February 28,
2010
$

Operating Activities

 Net loss

(98,608,198)

(68,512,650)

(2,033,324)

 Adjustments to reconcile net loss to net cash used in operating activities:

 Amortization

60,994

18,241

18,712

 Donated services and rent

9,000

-

-

 Impairment of mineral property acquisition costs

77,492,074

60,000,000

-

 Loss on sale of investment securities

57,071

-

-

 Mineral property option payments

(156,017)

-

-

 Stock-based compensation

15,689,602

10,342,766

1,519,382

 Gain on write-down of accounts payable

(102,880)

(102,880)

-

 Write off of equipment

3,693

3,693

-

 Shares received from mineral property option payment

(2,760,000)

(2,760,000)

-

 Changes in operating assets and liabilities:

 Amount receivable

-

-

(125,000)

 Prepaid expenses

(256,185)

(242,693)

(60,886)

 Accounts payable and accrued liabilities

259,147

146,007

37,147

 Due to related parties

876,614

(99,202)

210,539

Net Cash Used in Operating Activities

(7,435,085)

(1,206,718)

(433,430)

Investing Activities

 Mineral property acquisition costs

(697,677)

-

-

 Proceeds from mineral property options

600,000

-

250,000

 Purchase of property and equipment

(103,113)

(27,061)

-

Net Cash Used In Investing Activities

(200,790)

(27,061)

250,000

Financing Activities

 Cheques issued in excess of funds on deposit

-

(3,313)

-

 Proceeds from issuance of common stock

7,990,532

1,257,000

40,000

 Proceeds from stock subscriptions

202,500

202,500

-

 Share issuance costs

(334,749)

-

(13,400)

Net Cash Provided By Financing Activities

7,858,283

1,456,187

26,600

Increase (Decrease) in Cash

222,408

222,408

(156,830)

Cash - Beginning of Period

-

-

197,030

Cash - End of Period

222,408

222,408

40,200

Non-cash Investing and Financing Activities

 Amount owing pursuant to mineral license acquisition agreements included in accrued liabilities

250,000

-

-

 Common shares issued to settle related party payable

619,306

619,306

 Common shares subscribed for mineral licenses acquired

2,203,000

-

-

 Common shares issued for mineral licenses acquired

74,796,750

60,000,000

-

 Shares gifted to the Company to settle liabilities

100,000

-

-

 Investment securities received and sold by the President of the Company on behalf of the Company

79,603

-

-

Supplemental Disclosures

 Interest paid

-

-

-

 Income taxes paid

-

-

-

(The accompanying notes are an integral part of these financial statements)

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Financial Statements as of February 28, 2011

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at February 28, 2011, the Company has cash on hand of $222,408 and has accumulated losses of $98,608,198 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's plans for the next twelve months are to focus on the exploration of its mineral properties in Tanzania and estimates that cash requirements of approximately $2,600,000 will be required for exploration and administration costs and to fund working capital. Management intends to raise additional funds through debt and/or equity financing.  Subsequent to February 28, 2011, the Company closed a private placement which raised funds exceeding the $2,600,000 cash requirement (See Note 14).

2.    Summary of Significant Accounting Policies

a)  Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. Beijing Dao Hu Investment -Consulting, Ltd., (Beijing Dao) a Chinese company previously wholly-owned, was consolidated on May 31, 2010.  During the nine months ended February 28, 2011, the Company dissolved Beijing Dao; and the dissolution is immaterial to the financial statements. The Company's fiscal year-end is May 31.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at February 28, 2011, and the results of its operations and cash flows for the interim periods ended February 28, 2011 and 2010. The results of operations for the three months and nine months ended February 28, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Financial Statements as of February 28, 2011

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

e)  Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2011, the Company's only component of other comprehensive income was an unrealized fair value gain on available for sale marketable securities.

f)  Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

g)  Marketable Securities

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

The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair value when an other-than- temporary decline has occurred. When determining whether a decline is other-than-temporary, the Company examines (i) the length of time and the extent to which the fair value of an investment has been lower than its carrying value: (ii) the financial condition and near-term prospects of the investee, including any specific events that may influence the operations of the investee such as changes in technology that may impair the earnings potential of the investee: and (iii) the Company's intent and ability to retain its investment in the investee for a sufficient period of time to allow for any anticipated recovery in market value. The Company generally believes that an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for one year, absent of evidence to the contrary.

h)  Property and Equipment

Property and equipment consists of office equipment and automobiles recorded at cost and amortized on a straight-line basis over a three-year period.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Financial Statements as of February 28, 2011

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

j)  Long-Lived Assets

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

k)  Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440 Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any assets retirement obligations as of February 28, 2011 and 2010.

l)  Financial Instruments

ASC 825, Financial Instruments requires an entity to maximize the use of observable inputs and the fair value of financial instruments, which include cash, bank indebtedness, marketable securities, accounts payable, and amounts due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturities of these financial instruments.

The Company's operations are in Canada and Africa, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Financial Statements as of February 28, 2011

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

q)  Reclassification

Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

3.     Prepaid Expenses

The components of prepaid expenses are as follows:

 February 28, 2011
$

 May 31,
2010
$

General and administrative

73,238

4,083

Professional fees

10,000

-

Rent

40,589

2,194

Travel and exploration expenses

132,358

7,213

256,185

13,490

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Financial Statements as of February 28, 2011

(Expressed in U.S. dollars)

(Unaudited)

4.     Property and Equipment

 Cost
$

 Accumulated
Amortization
$

 February 28,
2011
Net Book
Value
$

 May 31,
2010
Net Book
Value
$

Automobiles

54,000

42,750

11,250

24,750

Office equipment

38,112

12,883

25,229

8,549

Software

2,138

191

1,947

-

94,250

55,824

38,426

33,299

5.     Related Party Transactions and Balances

a)     During the nine months ended February 28, 2011, the Company incurred $186,781 (2010 - $124,058) of consulting fees, and reimbursed $180,732 (2010 - $94,758) of expenses incurred on behalf of the Company, by various directors and officers. On September 20, 2010, the President of the Company converted $616,186 of related party debt into 5,000,000 units. Each unit consisted of one share of the Company's common stock and one share purchase warrant to purchase an additional share of common stock at $0.25 for two years.  Due to an error, the Company issued units for $133,814 more than was owing to the President. Subsequent to the end of the period the President of the Company paid the additional $133,814 of subscriptions for the shares.  As a result $133,814 was included in subscriptions receivable at February 28, 2011. The Company recorded stock based compensation of $3,035,505, equal to the difference between the fair value of the units of $3,785,505 and the $750,000 of debt settled and subscriptions receivable as stock based compensation.

b)     During the nine month period ended February 28, 2011, the Company paid consulting fees of $14,867 (2010 - $Nil) to a relative of the CEO.

c)     During the nine month period ended February 28, 2011, the Company paid directors fees of $15,268 (2010 - $Nil).

d)     At February 28, 2011 the Company was indebted to the President for $Nil (May 31, 2010 - $731,890). As at February 28, 2011, the Company was indebted to the Chief Financial Officer of the Company for $12,671 (May 31, 2010 - $6,169). As at February 28, 2011, the Company was indebted to directors of the Company for $10,000 (May 31, 2010 - $Nil).  The amounts due are non-interest bearing, unsecured and due on demand.

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

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Financial Statements as of February 28, 2011

(Expressed in U.S. dollars)

(Unaudited)

6.     Mineral Properties (continued)

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

ii)  $150,000 (received) plus the issuance of four million restricted shares of common stock of RCR, with an agreed upon value of $0.80 per share for a deemed valuation of $3,200,000, within 30 days of the receipt of Certificates of Acknowledgement for all underlying and related Agreements from the Commissioner for Minerals in Tanzania as required by the Mining Act of Tanzania (Certificates of Acknowledgement received August 12, 2010). The four million restricted shares of common stock of RCR were issued to the Company on December 16, 2010.

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

c)   On April 27, 2006, the Company entered into a Strategic Alliance Agreement with Canaco Resources Inc. ("Canaco"), a Canadian public company. Under the terms of the agreement, Canaco paid $350,000 (received during fiscal 2007) to the Company, and will provide technical management and fund the initial assessment of each of the prospects in Tanzania, in order to earn up to a 70% undivided interest in the prospects. The $350,000 payment can be allocated at Canaco's discretion to cash payments owing under subsequent option agreements. On November 1, 2007, Canaco allocated $75,000 of the payment as the cash consideration owed under the Morogoro option agreement which was subsequently abandoned by Morogoro. In connection with this agreement, the Company is required to issue 200,000 restricted shares of common stock. The Company determined the fair value of the 200,000 shares to be $88,000. The 200,000 shares have not been issued as at February 28, 2011, and $88,000 is included in common stock subscribed.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Financial Statements as of February 28, 2011

(Expressed in U.S. dollars)

(Unaudited)

6.     Mineral Properties (continued)

d)   On November 17, 2006, the Company entered into an Asset Purchase Agreement with Atlas to acquire Prospecting License No. 3920/2006 known as "Shinyanga" or "Magembe," which covers an area of approximately 46 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $200,000 (paid) and 4,500,000 restricted shares of common stock. The Company determined the fair value of the shares to be $3,172,500. As at May 31, 2007, the Company issued 1,500,000 shares at the fair value of $1,057,500 and at February 28, 2011, the remaining 3,000,000 shares at the fair value of $2,115,000 is included in common stock subscribed. During fiscal 2010, the Company decided to focus on other properties and has let the Magembe prospecting license lapse.

e)   On November 17, 2006, the Company entered into an Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Limited ("HG") to acquire nine Prospecting Licenses, which cover an area of approximately 2,388.79 square kilometres in Tanzania. Prospecting License No.'s 3868/2006, 3671/2005, 3398/2005, 3105/2005, 3211/2005, and 2961/2004 were transferred to the Company's name on signing the agreement for an aggregate purchase price of $600,000 ("Cash Payment") and issuance of 4,000,000 restricted shares of common stock (issued) at a fair value of $2,820,000. The Cash Payment is to be made as follows: $150,000 (paid) on signing of the agreement and $150,000 payments at the end of each ninety day period thereafter until the consideration is paid in full. As at February 28, 2011, $250,000 is included in accrued liabilities. The Company has let Prospecting License No.'s 3671/2005, 3398/2005, 3105/2005, 3211/2005, and 2961/2004 lapse.

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

On November 30, 2010, the capitalized acquisition costs of the Handeni Properties were tested for impairment by the Company's management as required by ASC 360. Management determined that no positive cash flows from the Handeni Properties could be identified or supported and a full impairment loss was recognized in expenses for the $60,000,000 acquisition cost.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Financial Statements as of February 28, 2011

(Expressed in U.S. dollars)

(Unaudited)

7.   Accrued Liabilities

The components of accrued liabilities are as follows:

 February 28,
2011
$

 May 31,
2010
$

Consulting fees

15,286

30,000

Mineral property expenditures

250,000

250,623

Professional fees

36,926

635

Total Accrued Liabilities

302,212

281,258

8.   Common Stock

a)   As at February 28, 2011, the Company has received stock subscriptions for 450,000 units at $0.45 per share pursuant to a private placement for proceeds of $202,500, which is included in common stock subscribed.  Each unit consists of one common share of the Company's common stock and one share purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.52 per share expiring 18 months from the date of issuance.  The Company completed the private placement and issued the shares on March 11, 2011.  Refer to Note 14(a).

b)   On February 23, 2011, the Company issued 20,000 shares of common stock upon the exercise of 20,000 stock options for proceeds of $6,000.

c)   On February 4, 2011, the Company issued 2,900,000 shares of common stock upon the cashless exercise of 2,900,000 stock options.

d)  On January 31, 2011, the Company issued 2,000,000 shares of common stock upon the exercise of 2,000,000 stock purchase warrants for proceeds of $150,000.

e)   On January 18, 2011, the Company issued 1,100,000 shares of common stock upon the cashless exercise of 1,100,000 stock options.

f)   On January 12, 2011, the Company issued 20,000 shares of common stock upon the exercise of 20,000 stock options for proceeds of $6,000.

g)   On January 11, 2011, the Company issued 22,000,000 units at $0.05 per unit for proceeds of $1,100,000 pursuant to a private placement. Each unit consists of one share of common stock and one purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.075 per share until January 10, 2013.

h)   On November 23, 2010, the Company issued 50,000 shares of common stock upon the exercise of 50,000 stock options for proceeds of $15,000.

i)   On September 20, 2010, the Company issued 5,000,000 units with a fair value of $3,785,505 to the Chief Executive Officer of the Company to settle debt of $614,352. Each unit consists of one share of common stock and one purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.25 per share expiring on September 20, 2012.

j)   On September 15, 2010, the Company issued 133,333,333 shares of common stock pursuant to the Acquisition Agreement described in Note 6(f).

k)   On September 15, 2010, the Company issued 16,666,667 shares of common stock pursuant to the Transaction Fee Agreement described in Note 6(f).

l)   On August 23, 2010, the Company issued 9,800,000 shares of common stock upon the cashless exercise of 9,800,000 stock options.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Financial Statements as of February 28, 2011

(Expressed in U.S. dollars)

(Unaudited)

9.  Stock Options

The Company adopted a Stock Option Plan dated April 27, 2007, (the "2007 Stock Option Plan"), under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. At February 28, 2011, the Company had no shares of common stock available to be issued under the 2007 Stock Option Plan.

The Company adopted an additional Stock Option Plan dated October 20, 2008 (the "2008 Stock Option Plan"), under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. At February 28, 2011, the Company had no shares of common stock available to be issued under the 2008 Stock Option Plan. On August 11, 2010, the Company granted stock options to acquire 3,800,000 common shares at a price of $0.05 per share exercisable for 10 years. During the nine months ended February 28, 2011, the Company recorded stock-based compensation of $415,102 as consulting expense.

The Company adopted an additional Stock Option Plan dated August 11, 2010 (the "August 2010 Stock Option Plan"), under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common shares. At February 28, 2011, the Company had no shares of common stock available to be issued under the August 2010 Stock Option Plan. On August 11, 2010, the Company granted stock options to acquire 6,000,000 common shares at a price of $0.05 per share exercisable for 10 years.  During the nine months ended February 28, 2011, the Company recorded stock-based compensation of $655,425 as consulting expense.

On October 21, 2010, the Company granted stock options to acquire 4,000,000 common shares at a price of $0.30 per share exercisable for 10 years. During the nine months ended February 28, 2011, the Company recorded stock-based compensation of $1,189,225 as consulting expense.

The Company adopted an additional Stock Option Plan dated November 29, 2010 (the "November 2010 Stock Option Plan"), under which the Company is authorized to grant stock options to acquire up to a total of 40,000,000 shares of common shares. At February 28, 2011, the Company had 6,500,000 shares of common stock available to be issued under the November 2010 Stock Option Plan. On November 29, 2010, the Company granted stock options to acquire 33,500,000 common shares at a price of $0.20 per share exercisable for 10 years. During the nine months ended February 28, 2011, the Company recorded stock-based compensation of $5,047,509 as consulting expense.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the nine months ended February 28, 2011 was $0.29 per share (2010 - $0.34). The weighted average assumptions used are as follows:

 Nine Months Ended

 February 28,
2011

 February 28,
2010

 Expected dividend yield

 0%

 0%

 Risk-free interest rate

 2.79%

 2.71%

 Expected volatility

 161%

 177%

 Expected option life (in years)

 10.00

 5.00

The total intrinsic value of stock options exercised during the nine months ended February 28, 2011, was $1,645,000 (2010 - $966,000) and the intrinsic value of outstanding options at February 28, 2011 was $15,775,000 May 31, 2010 - $Nil).

The following table summarizes the continuity of the Company's stock options:

 Number of
Options
#

 Weighted
Average
Exercise Price
$

 Weighted
Average
Remaining
Contractual
Term (years)

 Aggregate
Intrinsic
Value
$

Outstanding, May 31, 2010

3,123,333

 0.30

Granted

47,300,000

 0.18

Exercised

(13,890,000)

 0.12

Outstanding, February 28, 2011

26,800,000

 0.21

 9.17

-

Exercisable, February 28, 2011

9,733,333

 0.23

 7.56

-

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Financial Statements as of February 28, 2011

(Expressed in U.S. dollars)

(Unaudited)

9.     Stock Options (continued)

A summary of the status of the Company's non-vested stock options as of February 28, 2011, and changes during the nine months ended February 28, 2011 is presented below:

 Non-vested stock options

 Number of Shares

 Weighted
Average
Grant Date
Fair Value

 $

 June 1, 2010

-

 -

 Granted

47,300,000

 0.29

 Vested

(20,500,000)

  0.22

 Non-vested at February 28, 2011

26,800,000

 0.35

As at February 28, 2011, there was $7,767,963 of total unrecognized compensation cost related to non-vested stock option agreements. That cost is expected to be recognized over a weighted average period of 1.75 years.

The stock options outstanding are exercisable for cash or on a cashless exercise basis using a prorated formula whereby the number of shares issuable is equal to (a) the average closing price for the five days prior to exercise date ("ACP") in excess of the exercise price, divided by (b) the exercise price multiplied by (c) the number of options exercised. During the nine months ended February 28, 2011, 13,800,000 cashless stock options were exercised (2010 - 4,200,000).

10.   Share Purchase Warrants

The following table summarizes the continuity of the Company's share purchase warrants:

 Number of
Warrants

 Weighted Average Exercise Price
$

Balance, May 31, 2010

733,500

0.39

Issued

27,000,000

0.11

Exercised

(2,000,000)

0.075

Expired

(733,500)

0.39

Balance, February 28, 2011

25,000,000

0.11

As at February 28, 2011, the following common share purchase warrants were outstanding:

Number of Warrants

Exercise Price

Remaining Contractual Life (years)

$

5,000,000

0.25

1.56

20,000,000

0.075

1.87

25,000,000

11.    Marketable Securities

 Cost
$

 Fair Value Based On Quoted Market Price
$

Accumulated
Unrealized
 Gains
$

Ruby Creek Minerals Inc., 4,000,000 common shares

2,760,000

2,840,000

80,000

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Financial Statements as of February 28, 2011

(Expressed in U.S. dollars)

(Unaudited)

12.   Commitments

a)   On January 9, 2006, the Company entered into a consulting agreement for a term of three months for consideration of $75,000 cash (paid in fiscal 2006 by a director on behalf of the Company) and 150,000 shares of common stock (100,000 shares transferred to the consultant by related parties during fiscal 2006). As at February 28, 2011, 50,000 shares of common stock are owed to the consultant. As at February 28, 2011, the fair value of $50,000 for these shares owed is included in common stock subscribed.

b)   On September 20, 2009, the Company agreed to pay the CFO Cdn$6,500 per month for six months. On April 1, 2010, the Company extended the employment agreement for three years.

c)   On September 24, 2009, the Company agreed to pay the CEO $10,000 per month for a period of three years. During the quarter ended November 30, 2010, the salary of the CEO increased to $15,000 per month.

d)   On June 1, 2010, the Company entered into a consulting agreement for consulting services related to the Company's China operation for a fee of $10,000 per month for three years.  During the nine months ended February 28, 2011 the agreement was terminated.

13.   Fair Value Measurements

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

Pursuant to ASC 820, the fair value of our cash equivalents and marketable securities are determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets.

Management believes that the recorded values of all of the Company's other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Financial Statements as of February 28, 2011

(Expressed in U.S. dollars)

(Unaudited)

14.   Subsequent Events

a)   On March 11, 2011, the Company issued 11,285,494 units at $0.45 per unit for proceeds of $5,078,472 pursuant to a private placement. Each unit consists of one share of common stock and one purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.52 per share until September 11, 2012.

b)   On March 21, 2011, the Company issued 3,576,768 units at $0.45 per unit for proceeds of $1,609,545 pursuant to a private placement.  Each unit consists of one share of common stock and one purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.52 per share until September 21, 2012.

c)   On March 29, 2011, the Company issued 12,311,110 units at $0.45 per unit for proceeds of $5,540,000 pursuant to a private placement.  Each unit consists of one share of common stock and one purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.52 per share until September 29, 2013.  The Company is required to use reasonable commercial efforts to file a resale registration statement with the SEC within 45 days following the closing of the private placement that covers the resale by the purchasers of the unit shares and the warrant issuable upon exercise of the warrants issued in the private placement.

d)   The Company paid finders' fees and legal expenses in  an aggregate amount of $788,382 in relation to the three private placements as described in Notes 14(a), (b) and (c).  On March 29, 2011, the Company also issued 1,243,045 warrants as finders' fees.  Each warrant is exercisable for one additional common share of the Company at an exercise price of $0.52 per share, expiring on September 29, 2013.

e)   On April 6, 2011, the Company entered into drilling contracts to drill 10,000 meters at the Handeni Properties and a deposit of $500,000 was paid to the contractor.  Drilling is planned to commence in June 2011.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the nine months ended February 28, 2011 and 2010 should be read in conjunction with our unaudited interim financial statements and related notes for the nine months ended February 28, 2011 and 2010.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements.

Overview of our Business

We were incorporated on January 5, 2004 under the laws of the State of Nevada. We are an exploration stage company engaged in the acquisition and exploration of mineral properties.  During our year ended May 31, 2010, we had interests in several mineral claims located in Tanzania, Africa, through prospecting licenses issued by the government of Tanzania.  However, we have allowed several of such property interests to lapse, and we currently have interests in the Mkuvia Alluvial Gold Project and the Handeni District Project, as described below.

None of our mineral claims that we held during the nine months ended February 28, 2011, including the Mkuvia Alluvial Gold Project and Handeni District Project, contain any substantiated mineral deposits or reserves of minerals. Minimal exploration has been carried out on these claims. Accordingly, additional exploration of these mineral claims is required before any determination as to whether any commercially viable mineral deposit may exist on our mineral claims. Our plan of operations is to carry out preliminary exploration work on our mineral claims in order to ascertain whether our mineral claims warrant advanced exploration to determine whether they possess commercially exploitable deposits of minerals. We will not be able to determine whether or not any of our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

We are considered an exploration or exploratory stage company because we are involved in the examination and investigation of land that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent.  Because we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on the properties underlying our mineral claim interests, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined.  We have no known reserves of any type of mineral.  To date, we have not discovered an economically viable mineral deposit on the properties, and there is no assurance that we will discover any.

Our Mineral Claims

Handeni District Prospecting Licenses

Currently, our primary focus in on the Handeni District Project.  Effective September 21, 2010, the Company's Board of Directors ratified the entering into of and immediate closing of a certain Mineral Property Acquisition Agreement (the "Acquisition Agreement") dated September 15, 2010 with IPP Gold Limited ("IPP"), pursuant to which the Company acquired an undivided 100% legal, beneficial and registerable interest in and to four prospecting licences (the "PLs"), totaling approximately 800 square kilometres, located in the Handeni District of Tanzania and which were owned or controlled by IPP Gold and its affiliates.

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

As previously reported on a Current Report on Form 8-K furnished to the SEC on January 5, 2011, on January 5, 2011, the Company issued a news release announcing that it has filed a Canadian National Instrument 43-101 Standards for Disclosure of Mineral Projects ("NI 43-101") Technical Report (the "Technical Report") for its Handeni Project with the British Columbia Securities Commission via the System for Electronic Document Analysis and Retrieval (SEDAR).  The Technical Report was prepared by Dr. Reyno Scheepers, Ph.D., Pr.Sci.Nat., a South African based consulting geologist and a director of the

Company who fulfills the requirements to be a "Qualified Person" for the purposes of NI 43-101.  The Technical Report details the results of exploration activities conducted by IPP Resources, the previous holding company of the area. Extensive geophysical and geologic work was conducted over several field seasons from 2008. The work included prospecting, rock and soil sampling, and a ground magnetic survey. All geochemical analytical work was conducted by internationally accredited labs, SGS Laboratories and/or Humac Laboratories in Mwanza, Tanzania.

The exploration also included a fixed-wing aeromagnetic and radiometric survey. The survey and interpretation was conducted according to internationally accepted standards by the Council for Geoscience, South Africa. The Technical Report identified and selected a total of 12 priority gold targets which are recommended for follow up work.

Mkuvia Alluvial Gold Project

Our other primary property of interest is the Mkuvia Alluvial Gold Project.  On June 27, 2008 but effective on August 4, 2008 when ratified by our Board of Directors, we entered into a Joint Venture Agreement with Mkuvia Maita ("Mr. Maita"), the registered holder of certain prospecting licenses over certain areas covering approximately 430 square kilometers located in the Liwale and Nachigwea Districts of Tanzania. Pursuant to this agreement, we had the right to enter, sample, drill and otherwise explore for minerals on the property underlying the prospecting licenses as granted by the Government of Tanzania under the Mining Act of 1998, subject to a perpetual net smelter royalty return of 3% payable to Mr. Maita.

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

Other Property Interests

All of the properties in which we held an interest during our quarter ended February 28, 2011 are in the exploration stage. As described above, our current mineral property interests at this time are the Mkuvia Alluvial Gold Project and the Handeni Project.  The Company has allowed its interests in various other properties to lapse during its most recent fiscal year.

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

Magembe

On November 17, 2006, we entered into an Asset Purchase Agreement with Atlas to acquire Prospecting License No. 3920/2006, known as "Shinyanga" or "Magembe", which covers an area of approximately 46 square kilometres in Tanzania. The license was transferred to us on signing the agreement for an aggregate purchase price of $200,000 (paid) and 4,500,000 restricted shares of common stock. We determined the fair market value of the 4,500,000 shares to be $3,172,500. As at May 31, 2007, the Company had issued 1,500,000 shares, and as at February 28, 2011, the remaining 3,000,000 shares that are issuable under the agreement had not been issued.

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

Subsidiaries

We currently do not have any subsidiaries.

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

At February 28, 2011, we had cash of $222,408 and a working capital of $2,440,698.  Subsequent to our period ended February 28, 2011, as reported in our Current Report on Form 8-K filed with the SEC on March 31, 2011, effective March 29, 2011, we closed on the final tranche of a three-tranche private placement transaction in which we sold an aggregate of 27,173,372 units at a subscription price of $0.45 per Unit, for gross proceeds of $12,228,017.  As such, we believe that we have sufficient capital to fund our plan of operations during the next twelve months.

Beyond the next twelve months, should re require additional funding, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our acquisition and exploration program going forward. In the absence of such financing, we will not be able to continue acquisition and exploration of mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund our acquisition and exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of any mineral claims. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

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

Results of Operations

The following table sets out our loss for the periods indicated:

 Accumulated
from January 5, 2004
(Date of Inception) to February 28,
2011
$

 For the Three
Months Ended
February 28,
2011
$

 For the Three
Months Ended
February 28,
2010
$

 For the Nine
Months Ended
February 28,
2011
$

 For the Nine
Months Ended
February 28,
2010
$

Revenue

-

-

-

-

-

Expenses

Amortization

60,994

7,082

-

18,241

-

Consulting

18,289,339

2,801,607

106,683

10,738,950

1,700,294

General and administrative

1,160,896

100,151

17,098

160,070

93,132

Mineral property costs

79,767,059

77,646

56,984

60,237,646

67,081

Professional

1,424,388

163,057

30,463

304,843

191,039

Rent

164,604

14,181

13,743

30,866

42,046

Travel

1,402,744

121,016

40,205

234,914

64,732

Total Expenses

102,270,024

3,284,740

265,176

71,725,530

2,158,324

Net Loss Before Other Expense

(102,270,024)

(3,284,740)

(265,176)

(71,725,530)

(2,158,324)

Other Income (Expense)

Gain on write-down of accounts payable

102,880

-

-

102,880

-

Mineral property option payments

3,616,017

2,760,000

-

3,110,000

125,000

Loss on sale of investment securities

(57,071)

-

-

-

-

Net Loss

(98,608,198)

(524,740)

(265,176)

(68,512,650)

(2,033,324)

Other Comprehensive Income

Unrealized gain on marketable securities

80,000

80,000

-

80,000

-

Comprehensive loss

(98,528,198)

(444,740)

(265,176)

(68,432,650)

(2,033,324)

Revenues

We had no operating revenues since our inception (January 5, 2004) to February 28, 2011.  We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

Our expenses in the nine months ended February 28, 2011 increased to $71,725,530 from $2,158,324 in the nine months ended February 28, 2010, primarily as a result of the expense recognized for the impairment of the Handeni Property acquisition costs.  On February 28, 2011 the capitalized acquisition costs of the Handeni Properties were tested for impairment by management as required by ASC 360. Management determined that no positive cash flows from the Handeni Properties could be identified or supported and a full impairment loss was recognized in expenses for the $60,000,000 acquisition cost

Net Loss and Comprehensive Loss

Our net loss for the nine months ended February 28, 2011 was $68,512,650, compared to $2,033,324 for the nine months ended February 28, 2010.  Our comprehensive loss for the nine months ended February 28, 2011 was $68,432,650, compared to $2,033,324 for the nine months ended February 28, 2010.

Liquidity and Capital Resources

We had cash of $222,408 and working capital of $2,440,698 at February 28, 2011.

We estimate that our total expenditures over the next twelve months will be approximately $2,600,000, as outlined above under the heading "Plan of Operations".

Net Cash Used in Operating Activities

Net cash used in operating activities was $1,206,718 during the nine months ended February 28, 2011, as compared to $433,430 during the nine months ended February 28, 2010.  Net cash used in operating activities from our inception on January 5, 2004 to February 28, 2011 was $7,435,085.

Net Cash Used in Investing Activities

Net cash used in investing activities was $27,061 during the nine months ended February 28, 2011 (purchase of property and equipment), as compared to $250,000 used in investing activities during the nine months ended February 28, 2010.  Net cash used in investing activities from our inception on January 5, 2004 to February 28, 2011 was $200,790.

Net Cash from Financing Activities

During the nine months ended February 28, 2011, we received $1,456,187 net cash from financing activities, primarily from the sale of our common stock.  During the nine months ended February 28, 2011, we received $1,257,000 net cash from financing activities from the sale of our common stock.  We have funded our business to date primarily from sales of our common stock.  From our inception on January 5, 2004 to February 28, 2011, net cash provided by financing activities was $7,858,283.

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440 Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any assets retirement obligations as of February 28, 2011 and 2010.

Financial Instruments

ASC 825, Financial Instruments requires an entity to maximize the use of observable inputs and the fair value of financial instruments, which include cash, bank indebtedness, marketable securities, accounts payable and amounts due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturities of these financial instruments. The Company's operations are in Canada, China and Africa, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 18, 2011, we issued 1,100,000 restricted shares of our common stock to one investor upon the cashless exercise of previously issued options at a deemed issuance price of $0.30 per share.  We relied on an exemption from registration under the Securities Act provided by Regulation S for the issuance to this investor.

On January 21, 2011, we issued 2,000,000 restricted shares of our common stock to one investor upon the exercise of previously issued share purchase warrants at an exercise price of $0.075 per share.  We relied on an exemption from registration under the Securities Act provided by Regulation S for the issuance to this investor.

On February 4, 2011, we issued an aggregated of 2,900,000 restricted shares of our common stock to four investors upon the cashless exercise of previously issued options at a deemed exercise price of $0.30 per share.  We relied on an exemption from registration under the Securities Act provided by Rule 506 of Regulation D for two of the investors and Regulation S for the other two investors.

On March 11, 2011, we completed a private placement pursuant to which we issued to 47 subscribers a total of 11,285,494 units at an issuance price of $0.45 per unit for total proceeds of $5,078,472.  Each unit consists of one common share and one share purchase warrant to purchase an additional share of common stock at an exercise price of $0.52 until September 11, 2012.  We relied on an exemption from registration under the Securities Act provided by Rule 506 of Regulation D and Regulation S for each of the subscribers, in each case based on representations and warranties provided by the subscribers in their respective subscription agreements entered into between each subscriber and our Company.

On March 21, 2011, we completed a private placement pursuant to which we issued to 49 subscribers a total of 3,576,768 units at an issuance price of $0.45 per unit for total proceeds of $1,609,545.  Each unit consists of one common share and one share purchase warrant to purchase an additional share of common stock at an exercise price of $0.52 until September 11, 2012.  We relied on an exemption from registration under the Securities Act provided by Rule 506 of Regulation D and Regulation S for each of the subscribers, in each case based on representations and warranties provided by the subscribers in their respective subscription agreements entered into between each subscriber and our Company.

On March 29, 2011, we completed a private placement pursuant to which we issued to 5 subscribers a total of 12,311,110 units at an issuance price of $0.45 per unit for total proceeds of $5,540,000.  Each unit consists of one common share and one share purchase warrant to purchase an additional share of common stock at an exercise price of $0.52 until September 29, 2013.  We relied on an exemption from registration under the Securities Act provided by Rule 506 of Regulation D for each of the subscribers, in each case based on representations and warranties provided by the subscribers in their respective subscription agreements entered into between each subscriber and our Company.

On March 29, 2011 we issued 1,243,045 finder's fee warrants, with each finder's fee warrant being exercisable for one additional common share of the Company at an exercise price of $0.52 per share, expiring on September 29, 2013.

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

DOUGLAS LAKE MINERALS INC.

By:     "Harpreet S. Sangha"

          Harpreet S. Sangha

          President, Chief Executive Officer and a director

          Date:   April 14, 2011

By:       "Herminder Rai"

            Herminder Rai

           Chief Financial Officer, Secretary and Treasurer

           Date:   April 14, 2011