Form 10-K
period 2011-05-31
Douglas Lake Minerals Inc.
filed 2011-09-13
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Fiscal Year Ended May 31, 2011

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

Suite 500-666 Burrard Street, Vancouver, British Columbia V6C 3P6
(Address of Principal Executive Offices)

(604) 642-6165
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
Yes [ ] No [X]

The aggregate market value of the registrant's stock held by non-affiliates of the registrant as of November 30, 2010, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.32 per share) on that date, was approximately $30,758,703.

The registrant had 292,416,653 shares of common stock outstanding as of September 9, 2011.

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

Corporate Organization

We were incorporated on January 5, 2004 under the laws of the State of Nevada. Effective January 21, 2009 we effected a 5 for 1 stock split of our common stock and increased our authorized capital to 500,000,000 shares of common stock having a $0.001 par value.

Our principal offices are located at Suite 500, 666 Burrard Street, Vancouver, British Columbia V6C 3P6. Our telephone number is (604) 642-6165 and our fax number is (604) 642-6168.

General

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We have interests in mineral claims known as the Handeni District Project and the Mkuvia Alluvial Gold Project, located in on Tanzania, Africa, through prospecting licenses issued by the government of Tanzania.

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

Our Mineral Claims

Handeni District Prospecting Licenses

Currently, our primary focus in on the Handeni District Project. Effective September 21, 2010, our Board of Directors ratified the entering into of and immediate closing of a certain Mineral Property Acquisition Agreement (the "Acquisition Agreement") dated September 15, 2010 with IPP Gold Limited ("IPP"), pursuant to which we acquired an undivided 100% legal, beneficial and registerable interest in and to four prospecting licences (the "PLs"), totaling approximately 800 square kilometres, located in the Handeni District of Tanzania and which were owned or controlled by IPP Gold and its affiliates.

In accordance with the terms of the Acquisition Agreement effective September 21, 2010, IPP Gold has now become a major stakeholder in our Company. Pursuant to the terms of the Acquisition Agreement, we issued 133,333,333 restricted shares of common stock to IPP Gold in exchange for 100% interest in the four PLs of the new Handeni Project, with no further payments in shares or cash required.

The Commissioner for Minerals of Tanzania has confirmed the recording in the Central Register the transfer of 100% shares of each of the Prospecting License Nos. 6742/2010, 6743/2010, 6744/2010 and 6779/2010, which comprise the Handeni Project, from IPP Gold Limited to our Company, and that such transfer has been duly recorded on the terms and conditions contained in such Prospecting Licenses.

We obtained a Technical Report on the Handeni Property (the "Handeni Report"), dated April 25, 2011, as prepared at our request by Avrom E. Howard, MSc, FGA, PGeol (Ontario), Principal Consultant at Nebu Consulting LLC. Mr. Howard is a Qualified Person in accordance with Canadian National Instrument 43-101 Standards for Disclosure of Mineral Projects and its Companion Policy ("NI 43-101") and is a Practicing Professional Geologist registered with the Association of Professional Geoscientists of Ontario (registration number 0380). The Handeni Report follows on the heels of a detailed geological compilation and exploration report prepared in 2010 by Dr. Reyno Scheepers, a South African professional geologist who is a director of our Company. Upon independent review by, and to the satisfaction of Mr. Howard, much of the contact from Dr. Scheepers's report has been referred to and referenced in the Handeni Report.

Much of the information regarding the Handeni District Project as provided below is based on information provided in the Handeni Report.

The author of the Handeni Report visited the Handeni property on February 26, 2011, accompanied by Dr. Scheepers. Given the almost total absence of outcrop across the property area, on the one hand, and the abundance of district to regional scale geological data, recent exploration data, intensive artisanal mining activity in the boundary area between the Company's Handeni property and the adjacent Magambazi property belonging to Canaco Resources Inc. and their well publicized news releases and developments, on the other, the author of the Handeni Report determined that he was able to complete a meaningful property visit within the timeframe of a single day to his technical satisfaction, sufficient for the purpose of preparing the Handeni Report.

Location and Access

The Handeni property lies within the historic Handeni artisanal gold mining district, located in Tanga province, roughly 175 kilometers northwest of Tanzania's largest city, Dar Es Salaam, and 100 kilometers southwest of the more northerly coastal city of Tanga. The road from Dar Es Salaam to Tanga is paved; the secondary road that heads northwest from this road to the town of Handeni, a distance of 65 kilometers, is currently being upgraded and paved. The Handeni property is located roughly 35 kilometers south of the town of Handeni. From this point, a number of dirt roads head south across various portions of the Handeni property and beyond. Driving time from Dar Es Salaam is approximately five hours, depending on traffic and the weather.

Access during the dry season is not difficult and does not even require a 4X4 vehicle. Roads within the licenses are mostly tracks, some of which are not accessible during the rainy season. The area experiences two rainy seasons, namely a short wet period during November and December and the main rain season lasting from April to June. Exploration conditions during the rainy periods may be difficult, specifically during the April to June period. Petrol is available at a number of points along the north-south portion of the journey and in Handeni town itself.

The average elevation in the Company's license area is 450 meters above sea level. The area is densely vegetated with tall trees and grass over undulating hills of gneiss that comprise the main topographic feature in the area. Muddy, slow moving rivers and creeks crisscross the valleys and plains; some of the larger streams may experience high flow during intense rainfalls.

The area is scarcely populated with occasional small villages where people are engaged in small scale mixed farming and artisanal gold mining. Handeni town is a community of several thousand inhabitants haphazardly spread over a series of small, rounded hills, where basic services and accommodation are available.

LOCATION MAP: HANDENI PROPERTY IN TANZANIA

Property Description

The property comprises four Prospecting Licenses ("PLs") encompassing nearly 800 square kilometers, all of which are in good standing.

The following table provides details about each Prospecting License.

List of Prospecting Licenses, Handeni Property
PL No.	Area (Sq Km)	Issue Date	Original Recipient	Transfer Date (To IPP)	Transfer Date (To Douglas Lake)	Expiry Date	Renewal Date
6742/2010	197.98	05/10/10	Diamonds Africa Ltd.	18/11/10	12/12/10	04/10/13	05/10/13
6743/2010	195.48	13/10/10	Gold Africa Ltd.	18/11/10	12/12/10	12/10/13	13/10/13
6744/2010	198.70	13/09/10	M-Mining Ltd.	18/11/10	12/12/10	12/09/13	13/09/13
6779/2010	197.74	13/09/10	Tanzania Gem Center Ltd.	18/11/10	12/12/10	12/09/13	13/09/13

Within the property are several, smaller areas that belong to small scale artisanal miners, all of which are indicated in red in the license map presented below. The areas found within PL 6742/2010 predate the arrival of IPP and remain in the hands of the local artisanal miners to whom Primary Licenses, or what are informally known as "Primary Mining Licenses" or "PMLs" have been issued. Artisanal gold mining activity remains ongoing in some of these areas.

License Map, Handeni Property Prospecting Licenses, showing excluded areas in red

Toward the western edge of PL 6743/2010 are several more PMLs that do not belong to the Company. The area colored in green in the figure below is a unitized block of four PMLs that were acquired by CRI from their owners; this is where the most intensive artisanal gold mining activity is currently taking place, with well over one hundred laborers working at a variety of mining and milling sites adjacent to and up the hill from a shanty town of huts that is found just north of Magambazi hill. It is the Company's understanding that CRI has reached an agreement with the original owners of these PMLs and the people currently working there, which will lead to their ceasing artisanal operations and vacating the site.

Ownership of a single, isolated claim block, depicted in fuchsia below remains uncertain, something IPP and the Company are attempting to ascertain. Ownership of the smaller, rectangular red block that overlies the CRI-Douglas Lake boundary remains unknown, as well, another matter that IPP and the Company are currently pursuing. The remaining block of 31 PMLs, shown as a grid of blue lines, below, belongs to IPP. At present, there is no formal agreement between the Company and IPP covering these licenses; however, IPP has granted the Company permission to traverse the area and conduct operations across it.

History

General. Mining in Tanzania in the modern era dates back over one hundred years, first under German colonial rule; during the First World War a number of military engagements took place there. After the war ended control of the area was ceded to the British, under whose colonial authority mining and other activities continued and expanded. Mining focused on gold, diamonds and a variety of colored gemstones, notably including the discovery and development of the world's largest diamondiferous kimberlite pipe (to date), by Canadian geologist John Williamson, a deposit that remains in production to this day. Shortly after achieving independence from the British, in 1961, Tanzania veered left, leading to the nationalization of most private sector industries, in turn resulting in the inevitable a mass exodus of foreign investment and private capital and the consequent decline in economic activity in all sectors, including mining. Finally, beginning in the 1990s, in line with many other developing countries around the world, the Tanzanian government instituted several reforms to return to a free market economy, privatize the mining industry and encourage both domestic and foreign investment in all economic sectors. In the case of the mining industry, this was supplemented, in 1998, through the passage of a new, more industry-friendly mining code.

Currently, Tanzania is a significant producer of gold, diamonds and a variety of colored gemstones including tanzanite, the trade name for generally heat treated, bluish-purple epidote. The Merelani Hills, east of Arusha, is the only place where this gemstone variety of epidote is found in commercial quantities. Tanzania also hosts a significant metamorphic ruby (in zoisite) district near Longido, north of Arusha and near the BORDER=0 with Kenya where a variety of small scale producers are active. A recently discovered uranium deposit is currently under development, as well, in the southeast area of the country. Tanzania is Africa's third leading gold producer, after Ghana and South Africa, with several major and junior companies producing and exploring for gold, mostly in northwestern Tanzania, south of Lake Victoria, in an area informally known as the Lake Victoria gold belt.

The Handeni Property. Gold has been known in the Handeni area for many years with some attributing its discovery to the Germans prior to World War One; however, it was the increase in gold prices and consequent increase in artisanal gold mining activity in the Handeni area that led to the discovery of larger deposits of placer gold, in turn leading in 2003 to a classic gold rush. The discovery and mining of lode deposits followed, soon after, along with the growth of a shanty mining town at the northern base of Magambazi Hill.

In 2005, the Company's predecessor, IPP, entered into negotiations with a group of thirty-four local artisanal miners that collectively controlled four PMLs on and near Magambazi Hill, site of the area's known lode mineralization, and upon failing in this endeavor acquired a number of PMLs east of Magambazi Hill from other local owners as well that portion of a large Prospecting Reconnaissance License ("PLR") belonging to Midlands Minerals Tanzania Limited.

Between 2005 and 2010, IPP carried out exploration over its PLR leading to the upgrading of its holdings from one PLR to four PLs, in August 2010. Exploration work included airborne magnetic and radiometric surveys, ground magnetic surveys, reconnaissance geological mapping, soil sampling, pitting and trenching. It is these four PLs that were acquired by the Company from IPP and are the subject of this report.

Geological Setting

Regional Geology. The geological framework of Tanzania reflects the geologic history of the African continent as a whole. Its present appearance is a result of a series of events that began with evolution of Archean shield, followed by its modification through metamorphic reworking and accretion of other continental rocks, in turn covered by continentally derived sediments. Pre-rift magmatism followed by active rifting has also left a major mark upon the Tanzanian landscape.

Several regional geological mapping programs have been carried out across the country over the past one hundred plus years, which has led to the recognition of several major litho-structural provinces from Archean to recent age. The Archean craton covers most of the western two thirds of the country, roughly bounded to the east by the East African Rift. Archean rocks host all of the country's kimberlite pipes and contained lode diamond deposits, and most of its lode gold deposits. The Archean basement terrain is bounded to the east and west by a series of Proterozoic mobile belts; this area, particularly that to the east, hosts most of the country's wide variety of colored gemstone deposits. Some recent research suggests that portions of this assumed Proterozoic terrane may actually consist of Archean crust that has undergone a later phase of higher grade metamorphism.

The Phanerozoic is represented by a series of sedimentary units of Paleozoic to Mesozoic age, in turn followed by a pre-rift period of kimberlitic and related, alkalic, mantle-derived intrusive and extrusive activity that presaged active rifting. Rocks related to this event intrude up to Upper Mesozoic and Lower Cenozoic sedimentary formations. Next came a period of rift-related intrusive and extrusive activity concentrated in the Arusha area - to the northeast and Mbeya area - to the southwest, which is responsible for mountain-sized volcanoes such as Mt. Meru and Mt. Kilimanjaro. Finally, a wide variety of recent and largely semi- to un-consolidated wind, water and weathering-derived recent formations are found across the country, a number of which host placer gold, diamond, and colored gemstone deposits.

Property Geology. The geology of Handeni area comprises granulite to amphibolite facies metamorphic rocks interpreted to originally have formed a sequence of ultramafic to felsic volcanic flows, black shales and quartz-bearing sedimentary rocks. High grade metamorphism has converted these original lithologies to a variety of metamorphic equivalents including: biotite-hornblende-garnet-pyroxene gneiss, migmatitic augen garnet- hornblende-pyroxene gneiss, quartzo-feldspathic hornblende-biotite-pyroxene gneiss, pyroxene-hornblende-biotite-garnet granulite, and others. The entire assemblage has been folded into a synform with a northwest-southeast axis, complicated by numerous faults, some of which are spatially associated with gold mineralization.

Recent research by geologists from the University of Western Australia suggests that much of what has previously been considered to be of Proterozic age (Usagaran System) may in fact be overprinted Archean crust. This hypothesis has been invoked to help interpret the geology within which gold in this area is found and as the basis for an analogy between this gold mineralization and that found in less metamorphosed, bona fide Archean rocks in the Lake Victoria gold district, a few hundred km to the northwest. However, this is a hypothesis, only, one that may be used for exploration modeling purposes but one that still requires more work.

Mineralization

The Handeni property is at an early stage of exploration. There are no known mineral resources or reserves on the Handeni property, nor are there any known deposits on the property.

Insufficient work has been completed on the Company's property to be able to comment to any significant extent about the nature of gold mineralization found and that may be found therein. However, comments regarding mineralization may be made upon the basis of information released by CRI, the company that owns the immediately adjacent Magambazi gold deposit, a deposit that remains the subject of an ongoing drilling program and geological studies and which is considered to be the type occurrence/deposit for the evolving Handeni district. The hill within which this deposit is found extends southeast onto the Company's property.

According to the aforementioned report prepared by Dr. Scheepers, gold is found within garnet-amphibolite zones within biotite-feldspar gneiss at three locations in the Company's property, locations where historical lode gold occurrences have been documented. Gold occurs in quartz veins as well as within the garnet amphibolites adjacent to the quartz veins. Proof of this association is informally corroborated by the testimony of local, artisanal miners, who apparently recover gold both from quartz veins and gold-bearing gneiss that is not quartz vein bearing. Gold in the Company's property has also been documented in soils and placers, at a variety of locations, as well.

Exploration Activities

Whereas gold was known in the Handeni area prior to the arrival in 2005 of the Company's predecessor, IPP, there is no history of any formal exploration in the area aside from limited work at Magambazi Hill itself. IPP's initial work consisted of soil sampling and a ground magnetic survey over an area of 200 square kilometers covering the area now located within PL6743/2010 immediately east of Magambazi Hill. Over the five years that ensued, this was followed by a series of exploration campaigns involving a variety of exploration methods, in turn followed by interpretation and further work in an iterative fashion. A table summarizing the work completed by IPP (much of which was completed under the supervision of Dr. Scheepers) may be found below.

Summary of Historical Exploration Work, Handeni Property

Work	Year	Location(s)	Worker
Trenching, Pitting & Sampling	2009	Magambazi Hill	IPP
Stream Sediment Sampling	2008	Northeast quadrant of PL6744/2010	IPP
Soil Sampling	2009 2010	East of Magambazi Hill Over geophysically delineated zones in PL6779/2010 & PL6742/2010	IPP IPP IPP
Airborne Magnetic & Radiometric Survey	2009	PL6744/2010, PL6744/2010 & PL6779/2010	South African Council for Geoscience
Geological Mapping	2008 2010	Over geochemically anomalous and artisanal mining areas	IPP IPP
Ground Magnetic Survey	2009 2010	PL6743/2010	IPP
Regional Structural Interpretation	2009 2010	Entire property	IPP Douglas Lake

Several exploration targets were delineated on the basis of the aforementioned work either based upon anomalous gold soil geochemical results alone, or other features singly or in combination, that based upon gold deposit models have been deemed significant. Paramount among these are structural features - folds, shear zones, faults and thrust faults that have been interpreted on the basis of the magnetic and radiometric data, particularly where they have been seen to be coincident with anomalous gold in soils or locations of historical artisanal mining. Regardless of the gold deposit model one favors, structure is of fundamental significance as a conduit for and host to gold bearing solutions and in this light, therefore, all locations where anomalous gold has been found coincident with interpreted structures must be considered significant, particularly at this early stage of exploration on the Handeni property and in the district as a whole.

No drilling has been conducted on the Handeni property, to date, either by the Company or its predecessor. To date, the Company has not undertaken any sampling across the Handeni property.

Conclusions and Recommendations

The author of the Handeni report indicated that the most important conclusions to be derived at this juncture are:

1.     Based upon CRI's public disclosure, it appears as if a bona fide gold deposit has been discovered at Magambazi Hill, a deposit where ongoing drilling is finding more gold;

2.     The southeast extension of Magambazi Hill and, presumably, gold mineralization found within, continues onto the Company's license PL6743/2010;

3.     Historical placer and lode artisanal mining was a guide to Magambazi's potential;

4.     There are a number of other locations where intensive placer and artisanal gold mining took place within the Handeni property, notably the Kwandege and Mjembe areas;

5.     Processed airborne magnetic and radiometric data have delineated linear features that have been interpreted to represent a variety of structures - shears, thrust faults and cross faults;

6.     Limited soil geochemical surveying, carried out across some of these interpreted northwest-southeast trending structural features, has revealed several locations hosting anomalous gold in soils (statistically established to be gold values exceeding 10 parts per billion);

7.     Additionally, gold appears to be further concentrated at the intersection between the northwest-southeast trending structural features and northeast-southwest trending structural features, interpreted to represent later cross faults;

8.     These associations suggest a relationship between structures and gold, in turn providing a basis upon which to select additional areas within the Handeni property for more detailed gold exploration.

Taking these observations and interpretations into account, the company has identified twelve target areas. Additionally, there is the Kwandege area, the location of intensive recent artisanal placer and shallow lode mining. Along with Magambazi itself, Kwandege is perhaps the most immediate and significant gold target identified on the Handeni property, to date.

The author of the Handeni Report indicated that at Magambazi, Kwandege and Mjembe, detailed ground work consisting of mapping of the historical workings, geological mapping, pitting, trenching and sampling, along with detailed geochemical and geophysical surveys should be completed, in order that drill targets can be accurately delineated. In areas where gold soil anomalies have been located, detailed ground follow up should be completed, consisting of whatever combination of the methods referred to above are appropriate, once again in order that drill targets can be accurately delineated. On a larger property wide scale, PL6743/2010 remains to be covered by airborne magnetic and radiometric surveys, something that needs to be completed. Additional airborne surveys such as electromagnetic surveys may be considered, as well, should additional research suggest that the gold targets have a commensurate geophysical signature. A property wide, widely spaced reconnaissance soil grid should be completed, as well, with analysis for gold and pathfinder elements. Finally, once targets have been accurately delineated and confirmed on the ground, they need to be drilled.

This represents a considerable body of work remaining to be done, work that will require up to two years to complete. A generalized budget for this program is set forth in the following table:

EXPLORATION WORK	BUDGET (US$)
Airborne Geophysics	1,250,000
Ground Geophysics	250,000
Mapping, trenching, sampling, etc.	750,000
Drilling	2,250,000
Sundry & contingencies	500,000
TOTAL	$5,000,000

Mkuvia Alluvial Gold Project

Our other primary property of interest is the Mkuvia Alluvial Gold Project. On June 27, 2008 but effective on August 4, 2008 when ratified by our Board of Directors, we entered into a Joint Venture Agreement with Mkuvia Maita ("Mr. Maita"), the registered holder of certain prospecting licenses over certain areas covering approximately 430 square kilometers located in the Liwale and Nachigwea Districts of Tanzania. Pursuant to this agreement, we had the right to enter, sample, drill and otherwise explore for minerals on the property underlying the prospecting licenses as granted by the Government of Tanzania under the Mining Act of 1998 (revised 2010), subject to a perpetual net smelter royalty return of 3% payable to Mr. Maita.

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

  Prospecting License No. 5673/2009;

  Prospecting License No. 5669/2009;

  Prospecting License No. 5664/2009; and

  Prospecting License No. 5662/2009

The New Mkuvia Agreement, which is dated for reference June 5, 2009, supersedes and replaces the prior joint venture agreement as entered into by and between our Company and Mr. Maita (the "Prior Agreement") regarding prior prospecting licenses held by Mr. Maita over substantially the same area, known as the "Mkuvia Project", which is the focus of our current exploration and development efforts.

Pursuant to the terms of the New Mkuvia Agreement we shall continue to have the right to enter, sample, drill and otherwise explore for minerals on the property underlying the New Prospecting Licenses as granted by the Government of Tanzania under the Mining Act and any other rights covered by the prospecting licenses listed above.

In consideration for the entry into of the New Mkuvia Agreement, we were required to pay Mr. Maita US$40,000 upon signing of the New Mkuvia Agreement. In addition, and upon commencement of any production on the property underlying the prospecting licenses, Mr. Maita is still entitled to receive a perpetual net smelter royalty return of 3% from any product realized from the property underlying the prospecting licenses under the New Mkuvia Agreement. By entering into the New Mkuvia Agreement, we are no longer required to pay Mr. Maita the balance of approximately US$460,000 in aggregate yearly cash payments previously due under the Prior Agreement in consideration, in part, of our Company reducing the current unexplored property area underlying the prospecting licenses under the New Mkuvia Agreement by approximately 50 square kilometers.

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

Effective November 7, 2009, we entered into a purchase agreement with Ruby Creek Resources, Inc. ("Ruby Creek"), pursuant to which Ruby Creek has the right to purchase a 70 percent interest in 125 square kilometres of our 380 square kilometre Mkuvia Alluvial Gold Project upon payment of $3,000,000 over a three-year period. The schedule by which Ruby Creek is to pay such $3,000,000 to our Company is as follows:

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

The Agreement also provides that within 12 months of the closing transaction, Ruby Creek has the option to increase its interest from 70 percent to 75 percent of the 125 square kilometres by making an additional $1,000,000 payment to our Company.

In a further purchase agreement between our Company and Ruby Creek dated for reference May 19, 2010 and fully executed on June 16, 2010, Ruby Creek agreed to purchase 70% of the remaining 255 sq km of the Mkuvia Alluvial Gold Project in accordance with the terms of such further purchase agreement. Under the terms of the further purchase agreement, Ruby Creek will earn a 70 percent interest in the remaining 255 square kilometres of our 380 square kilometre Mkuvia Alluvial Gold Project by making payments totaling $6,000,000 to us. The schedule by which Ruby Creek is to pay such $6,000,000 to us is as follows:

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

Thus, the combined payments under the November 2009 and the June 2010 Agreement provide for a total commitment of $9,000,000 payable to our Company by Ruby Creek to purchase a 70% interest in the entire 380 square kilometre Mkuvia Alluvial Gold Project.

The ownership structure of the interest in the Mkuvia Alluvial Gold Project shall be a 70% interest for Ruby Creek, a 25% interest for Douglas Lake, and a 5% interest for Mr. Mkuvia Maita, the original owner of the underlying prospecting licenses. In addition, Mr. Maita retains a 3% net smelter royalty. However, the Agreement also provides that Ruby Creek may increase its ownership position from a 70% interest to 75%, reducing our position to 20%, by giving Notice to us and paying $1,000,000 to us by June 1, 2011.

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

Access to the property is via main Tanzanian highways to the village of Kiegeyi and then by field road to our main field camp. Field roads exist throughout the property.

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

Results and Recommendations

The authors of the 43-101 report concluded that the Mkuvia Property is a significant property of exploration merit and have recommended a two-phase exploration program, as described below, which we intend to implement, subject to sufficient funding.

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

Other Property Interests

As described above, our current mineral property interests at this time are the Handeni Project and the Mkuvia Alluvial Gold Project. We have allowed our interests in various other properties to lapse during our fiscal year ended May 31, 2010.

Mineral Property Acquisition Agreement

As previously disclosed in our Current Report on Form 8-K as filed with the SEC on August 10, 2011, effective August 5, 2011, our Board of Directors ratified the entering into of a certain Mineral Property Acquisition Agreement (the "Acquisition Agreement") with Handeni Resources Limited ("Handeni Resources"), a limited liability company registered under the laws of Tanzania. The Acquisition Agreement provides our Company with an exclusive option (the "Option") to acquire from Handeni Resources a 100% interest in area of approximately 2.67 square kilometers located in the Handeni District of Tanzania (the "Property"), which Property is adjacent to the area covered by our Company's four existing prospecting licenses (totaling approximately 800 square kilometers) in the Handeni District.

Pursuant to the terms of the Acquisition Agreement, in order to keep the Option in good standing during the thirty-day period starting on August 5, 2011 (the "Option Period", which period has been extended to October 4, 2011 upon the mutual agreement of our Company and Handeni Resources), we are required to provide the following consideration to Handeni Resources:

  Share issuance: issue from treasury and to the order and direction of Handeni Resources prior to and at the end of the Option Period an aggregate of 15,000,000 restricted common shares in the share capital of the Company (each a "Share"), at a deemed issuance price of U.S. $0.40 per Share; and

  Maintenance payments: pay, or cause to be paid, to or on Handeni Resource's behalf as the Company may determine, in the Company's sole and absolute discretion, all underlying option, regulatory and governmental payments and assessment work required to keep the mineral property interests comprising the Property and any underlying option agreements respecting any of the mineral property interests comprising the Property in good standing during the Option Period.

Mr. Reginald Mengi, the Chairman of the Board of Directors of our Company, has an existing direct and/or indirect ownership interest in Handeni Resources and/or beneficial interest(s) in and to Handeni Resources. As such, Mr. Mengi did not participate in any discussions by the Board of Directors regarding the Acquisition Agreement. In addition, Mr. Mengi did not, and was not entitled to, vote on the Board of Directors' ratification of the Acquisition Agreement.

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

Our mineral interests in Tanzania are held under prospecting licenses granted pursuant to the Mining Act, 1998 (as revised 2010) for an initial period of three years and a prospecting license reconnaissance issued for initial periods of two years, and are renewable in two successive periods of two years only. We must pay annual rental fees for our prospecting licenses at a rate of $20 per square kilometer. There is also an initial one-time "preparation fee" of $200 per license. Upon renewal, we pay a fee of $200 per license. Renewals of our prospecting licenses can take many months and even years to process by the regulatory authority in Tanzania.

All prospecting licenses in Tanzania require the holder to employ and train local residents, typically amounting to $5,000 per year, and make exploration expenditures, as set out in the Mining Act. At each renewal, at least 50% of our licensed area must be relinquished. If we wish to keep the relinquished one-half portion, we must file a new application for the relinquished portion.

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

In July 1999, environmental management and protection regulations under the Mining Act came into force. An environmental impact statement and an environmental management plan must accompany special mining license, mining license and gemstone mining license applications for mineral rights. In addition to the establishment of environmental regulations, the Tanzanian government has improved management procedures for effective monitoring and enforcement of these regulations by strengthening the institutional capacity, especially in the field offices. The government has provided rules for the creation of reclamation funds to reinstate land to alternative uses after mining and it has developed guidelines for mining in restricted areas, such as forest reserves, national parks, near sources of water and other designated areas. These regulations have not had any material effect on our operations to date.

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

Subsidiaries

The Company has two subsidiaries: (i) Douglas Lake Tanzania Limited (Tanzania); and (ii) DLM Tanzania Limited (Tanzania).

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

Risks Related to Our Company

We are a recently organized business with a limited operating history.

We were incorporated in January 2004 and have a limited operating history which makes it difficult to evaluate the investment merits of our Company. As of May 31, 2011, we had incurred a net loss since inception of $102,507,604.

We have incurred net losses since our inception and expect losses to continue.

We have not been profitable since our inception. For the fiscal year ended May 31, 2011, we had a net loss of $72,412,056. Since our inception on January 5, 2004 to May 31, 2011, we had a net loss of $102,507,604. We have not generated revenues from operations and do not expect to generate revenues from operations unless and until we are able to bring a mineral property into production. There is a risk that we may never bring a mineral property into production, that our operations will not be profitable in the future and you could lose your entire investment.

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

The mineral properties that we held interests in during our year ended May 31, 2011 are in the exploration stage and no proven mineral reserves have been established. Our exploration work may not result in the discovery of mineable deposits of ore in a commercially economical manner. There may be limited availability of water, which is essential to mining operations, and interruptions may be caused by adverse weather conditions. Our operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air quality standards, pollution and other environmental protection controls. Our exploration activities are subject to substantial hazards, some of which are not insurable or may not be insured for economic reasons. Any of these factors could have a material adverse effect on our results and financial condition.

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

At May 31, 2011, we had cash of $6,795,474 and working capital of $12,993,037. We will continue to incur exploration costs to fund our plan of operations and intend to fund our plan of operations from working capital and equity subscriptions. Ultimately, our ability to continue our exploration activities depends in part on our ability to commence operations and generate revenues or to obtain financing through joint ventures, debt financing, equity financing, production sharing agreements or some combination of these or other means. There can be no assurance that we will be able to obtain any such financing.

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

Sections 78.7502 and 78.751 of the Nevada Revised Statutes provide for indemnification of our officers and directors in certain situations where they might otherwise personally incur liability, judgments, penalties, fines and expenses in connection with a proceeding or lawsuit to which they might become parties because of their position with our Company. We have authorized the indemnification of our officers and directors to the full extent available under the Nevada Revised Statutes.

Risks Related to Our Common Stock

The trading price of our common stock may be volatile.

The price of our common shares may increase or decrease in response to a number of events and factors, including: trends in the mineral sector in which we operate; changes in the market price of gold; current events affecting the global economic situation; changes in financial estimates; our acquisitions and financings; quarterly variations in our operating results; the operating and share price performance of other companies that investors may deem comparable; and purchase or sale of blocks of our common shares. These factors, or any of them, may materially adversely affect the prices of our common shares regardless of our operating performance.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise additional capital for our operations. Because our operations to date have been principally financed through the sale of equity securities, a decline in the price of our common stock could have an adverse effect upon our liquidity and our continued operations. A reduction in our ability to raise equity capital in the future would have a material adverse effect upon our business plan and operations, including our ability to continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

We could be required to rescind an offering of our shares.

On January 23, 2006, the Pennsylvania Securities Commission ("PSC") issued an inquiry letter to our Company. The inquiry alleged that we offered and sold securities to investors without being in compliance with Regulation D and without registration. The PSC notified us that an acceptable course of action was for us to offer the Pennsylvania state residents an opportunity to rescind their investment with us. While the Pennsylvania state residents have rejected our offer to repurchase their shares, we do not plan to make the same offer to our other US investors, residents of California, or our British Columbia resident investors. The offering consisted of a total of 38 investors, 35 of which are residents of British Columbia and the total amount of money paid to us to acquire common stock during this offering was $397,000. If the investors invoked their rescission right or if any securities commission requires us to offer a right of rescission to the rest of the investors, we may have to refund up to $388,600.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations and FINRA's sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

Our common stock will be subject to the "Penny Stock" Rules of the SEC, which will make transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

Our common stock is quoted on the OTC Bulletin Board, which is generally considered to be a less efficient market than markets such as NASDAQ or the national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities will be subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The penny stock rules apply generally to companies whose common stock trades at less than $5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the "penny stock rules" and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules", investors will find it more difficult to dispose of our securities. Further, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

In addition to the "penny stock" rules promulgated by the SEC, FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that an investment is suitable for a customer when recommending the investment to that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Our executive offices are located at Suite 500-666 Burrard Street, Vancouver, British Columbia, V6C 3P6.

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

Quarter Ended	High	Low
May 31, 2011	$0.67	$0.40
February 28, 2011	$0.80	$0.28
November 30, 2010	$0.47	$0.10
August 31, 2010	$0.18	$0.09
May 31, 2010	$0.26	$0.11
February 28, 2010	$0.39	$0.22
November 30, 2009	$0.49	$0.18
August 31, 2009	$0.44	$0.18
May 31, 2009	$0.51	$0.19

Holders

As of September 9, 2011, we had 192 shareholders of record.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

We adopted a Stock Option Plan dated April 27, 2007, (the "2007 Stock Option Plan"), under which we were authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. No more options may be granted under the 2007 Stock Option Plan, but there remain some options outstanding that may be exercised.

We adopted an additional Stock Option Plan dated October 20, 2008 (the "2008 Stock Option Plan"), under which we were authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. No more options may be granted under the 2008 Stock Option Plan, but there remain some options outstanding that may be exercised.

We adopted an additional Stock Option Plan dated August 11, 2010 (the "August 2010 Stock Option Plan"), under which we were authorized to grant stock options to acquire up to a total of 10,000,000 shares of common shares. No more options may be granted under the August 2010 Stock Option, but there remain some options outstanding that may be exercised.

We adopted an additional Stock Option Plan dated November 29, 2010 (the "November 2010 Stock Option Plan"), under which we are authorized to grant stock options to acquire up to a total of 40,000,000 shares of common shares. The following summary of the Plan is not complete and is qualified in its entirety by reference to the Plan, a copy of which is incorporated by reference as an exhibit hereto.

The November 2010 Stock Option Plan provides for the granting of stock options, stock appreciation rights, restricted stock and other equity awards as set out in the Plan to our directors, officers, employees or consultants. The maximum number of shares that may be issued under the Plan are 40,000,000 shares of our common stock. On November 29, 2010, we granted stock options to acquire 33,500,000 common shares at a price of $0.20 per share exercisable for 10 years. As of the date hereof, there remain 6,500,000 shares of common stock available to be issued under the November 2010 Stock Option Plan. No insider of the Company is eligible to receive an award under the Plan where (i) the insider is not a director or senior officer of the Company, (ii) any award, together with all of the Company's previously established or proposed awards under the Plan could result at any time in (a) the number of shares reserved for issuance pursuant to options granted to the insider exceeding 50% of the outstanding issue of common stock or (b) the issuance to the insider pursuant to the exercise of options within a one-year period of the number of shares exceeding 50% of the outstanding issue of our common stock. Unless the administrator under the Plan determines that an award to a grantee is not designed to qualify as performance-based compensation, the maximum number of shares with respect to options and/or stock appreciation rights that may be granted during any one calendar year under the Plan to any one grantee is 20,000,000, all of which may be granted as incentive stock options, and the maximum aggregate grant of restricted stock, unrestricted shares, restricted stock units and deferred stock units in any one calendar year to any one Grantee is 20,000,000. The Plan is administered by a committee consisting of two or more members of our Board of Directors, who have the authority to, among other things, interpret the Plan, select eligible participants, determine whether and to what extent awards are granted under the Plan, approve award agreements under the Plan and amend the terms of any outstanding award granted under the Plan.

The table set forth below presents information relating to our equity compensation plans as of the date of May 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans to be Approved by Security Holders	n/a	n/a	n/a
Equity Compensation Plans Not Approved by Security Holders (2007, 2008, August 2010 and November 2010 Stock Incentive Plans)	36,493,333	$0.21	6,500,000

Recent Sales of Unregistered Securities

Any sales of unregistered securities during the Company's fiscal year ended May 31, 2011 to the date of this report have been previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

No Repurchases

Neither we nor any affiliated purchaser has made any purchases of our equity securities during the fourth quarter of our fiscal year ended May 31, 2011.

ITEM 6.     SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited financial statements as at May 31, 2011, May 31, 2010 and for the period from inception (January 5, 2004) to May 31, 2011 and (ii) the section entitled "Business", included in this annual report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this annual report.

Plan of Operations

Our plan of operations for the next twelve months is to focus on the exploration of our mineral properties in Tanzania, particularly on the Handeni property. We anticipate that we will require approximately $7,000,000 for our plan of operations over the next twelve months, as follows:

(a)          approximately $6,000,000 for work on the Handeni Property, as follows:

(i)     airborne geophysics: $1,250,000;

(ii)    ground geophysics: $250,000;

(iii)   mapping, trenching, sampling and related activities: $750,000;

(iv)    drilling: $2,250,000;

(v)     sundry and contingencies: $500,000; and

(vi)    one-time costs (office, camp, vehicles and related items): $1,000,000; and

(b)          approximately $1,000,000 for management, consulting, administration and operating expenses.

At May 31, 2011, we had cash of $6,795,474 and working capital of $12,993,037. As such, we estimate we will have sufficient funds to cover our planned operations over the next twelve months. However, our actual expenditures may exceed our estimations such that we may need to receive additional funds to fund our planned operations over the next twelve months, either through the sale of capital stock or from borrowing. If we are not able to obtain financing in the amounts required or on terms that are acceptable to us, we may be forced to scale back, or abandon, our plan of operations.

During the twelve month period following the date of this report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations beyond the next twelve months. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our acquisition and exploration program going forward. In the absence of such financing, we will not be able to continue acquisition and exploration of mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund our acquisition and exploration program beyond the next twelve months, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of any mineral claims. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

Results of Operations

The following sets table sets out our losses for the periods indicated:
	Accumulated from January 5, 2004 (Date of Inception) to May 31, 2011 $	For the Year Ended May 31, 2011 $	For the Year Ended May 31, 2010 $

Revenue	-	-	-

Expenses

Amortization	78,628	35,875	24,950
Consulting	21,258,365	13,707,976	1,710,134
General and administrative	1,587,918	587,092	178,083
Impairment of mineral property acquisition costs	77,492,074	60,000,000	-
Mineral property exploration costs	2,438,716	401,377	98,361
Professional	1,562,167	442,622	209,481
Travel	1,543,989	376,159	122,291
Rent	190,912	57,174	56,004

Total Expenses	106,152,769	75,608,275	2,399,304

Loss Before Other Expense	(106,152,769)	(75,608,275)	(2,399,304)

Other Income (Expense)

Gain on write-down of accounts payable	86,219	86,219	-
Mineral property option payments	3,616,017	3,110,000	350,000
Loss on sale of investment securities	(57,071)	-	-

Net Loss	(102,507,604)	(72,412,056)	(2,049,304)

Results of Operations for the Years Ended May 31, 2011 and 2010

Revenues

We had no operating revenues since our inception (January 5, 2004) to May 31, 2011. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

Our expenses in the year ended May 31, 2011 increased to $75,068,275 from $2,399,304 in the year ended May 31, 2010, as follows:

  Our consulting fees increased to $13,707,976 during our year ended May 31, 2011 (2010 - $1,710,134), primarily due to an increase in stock-based compensation to $12,710,947 during our year ended May 31, 2011 (2010 - $1,519,382);

  Our general and administrative fees increased to $587,092 during our year ended May 31, 2011 (2010 - $178,083) primarily due to increased operations during the period;

  Our impairment of mineral property acquisition costs increased substantially to $60,000,000 during our year ended May 31, 2011 (2010 - $nil) as a result of the expense recognized for the impairment of the Handeni Property acquisition costs (the capitalized acquisition costs of the Handeni Property were tested for impairment by management as required by ASC 360, and management determined that no positive cash flows from the Handeni Properties could be identified or supported such that a full impairment loss was recognized in expenses for the $60,000,000 acquisition cost);

  Our mineral property exploration costs increased to $401,377 during our year ended May 31, 2011 (2010 - $98,361) primarily due to increased operations during the period;

  Our professional fees increased to $442,622 during our year ended May 31, 2011 (2010 - $209,481) primarily as a result of increased legal costs;

  Our travel expenses increased to $376,159 during our year ended May 31, 2011 (2010 - $122,291);

  Our amortization expenses increased to $35,875 for the year ended May 31, 2011 (2010-$24,950) and our rent increased slightly to $57,174 (2010 - $56,004).

Net Loss

Our net loss for the year ended May 31, 2011 was $72,412,056, compared to $2,049,304 for the year ended May 31, 2010.

Liquidity and Capital Resources

We had cash of $6,795,474 and working capital of $12,993,037 at May 31, 2011.

We estimate that our total expenditures over the next twelve months will be approximately $7,000,000, as outlined above under the heading "Plan of Operations".

Net Cash Used in Operating Activities

Net cash used in operating activities was $5,539,582 during the year ended May 31, 2011, as compared to $226,943 during the year ended May 31, 2010. Net cash used in operating activities from our inception on January 5, 2004 to May 31, 2011 was $11,767,950.

Net Cash Used in Investing Activities

Net cash used in investing activities was $312,204 during the year ended May 31, 2011, as compared to $Nil during the year ended May 31, 2010. Net cash used in investing activities from our inception on January 5, 2004 to May 31, 2011 was $485,934.

Net Cash from Financing Activities

During the year ended May 31, 2011, we received $12,647,262 net cash from financing activities, primarily as proceeds from the issuance of our common stock. During the year ended May 31, 2010, we received $29,913 net cash from financing activities, primarily from the issuance of our common stock. We have funded our business to date primarily from sales of our common stock. From our inception on January 5, 2004 to May 31, 2011, we raised a gross total of approximately $20,370,549 from the issuance of our common stock, resulting in net cash from financing activities from inception on January 5, 2004 to May 31, 2011 of $19,049,358.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the property underlying our mineral claim interest and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report on our audited financial statements for the year ended May 31, 2011 that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations beyond the next twelve months. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration activities.

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

Basis of Presentation

The Company's consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. Beijing Dao Hu Investment -Consulting, Ltd., (Beijing Dao) a Chinese company previously wholly-owned, was consolidated on May 31, 2010. During the year ended May 31, 2011, the Company dissolved Beijing Dao; and the dissolution is immaterial to the financial statements. The Company also has a wholly-owned non-operating Tanzanian subsidiary. All significant intercompany transactions and balances have been eliminated. The Company's fiscal year-end is May 31.

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

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2011 and 2010, the Company's only component of other comprehensive income was an unrealized fair value gain on available for sale marketable securities.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Marketable Securities

The Company reports investments in marketable equity securities at fair value based on quoted market prices. All investment securities are designated as available for sale with unrealized gains and losses included in stockholders' equity. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses are accounted for on the specific identification method.

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440 Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any assets retirement obligations as of May 31, 2011 and 2010.

Financial Instruments

ASC 825, Financial Instruments requires an entity to maximize the use of observable inputs and the fair value of financial instruments, which include cash, bank indebtedness, amounts receivable, marketable securities, accounts payable, amounts due to related parties, and deferred option payments were estimated to approximate their carrying values due to the immediate or short-term maturities of these financial instruments.

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

To the extent that the Company incurs transactions that are not denominated in its functional currency, they are undertaken in Canadian dollars and Tanzanian shillings. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

ITEM 8.     FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statement of Stockholders' Equity (Deficit)

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders
Douglas Lake Minerals Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Douglas Lake Minerals Inc. (An Exploration Stage Company) as of May 31, 2011 and 2010 and the related consolidated statements of operations, cash flows and stockholders' deficit for the years then ended and accumulated for the period from January 5, 2004 (Date of Inception) to May 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Douglas Lake Minerals Inc. (An Exploration Stage Company) as of May 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and accumulated for the period from January 5, 2004 (Date of Inception) to May 31, 2011 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated any revenues and has incurred operating losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ "Manning Elliott LLP"

CHARTERED ACCOUNTANTS

Vancouver, Canada

September 12, 2011

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)
	May 31, 2011 $	May 31, 2010 $

ASSETS

Current Assets

Cash	6,795,474	-
Amounts receivable	654,614	-
Marketable securities (Note 11)	4,000,000	-
Prepaid expenses (Note 3)	2,036,011	13,490

Total Current Assets	13,486,099	13,490

Property and Equipment (Note 4)	305,936	33,299

Total Assets	13,792,035	46,789

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Checks issued in excess of funds on deposit	-	3,313
Accounts payable	179,102	530,838
Accrued liabilities (Note 7)	312,848	281,258
Due to related parties (Note 5)	1,112	738,059

Total Liabilities	493,062	1,553,468

Commitments and Contingencies (Notes 1, 6 and 12)

Subsequent Events (Note 15)

Stockholders' Equity (Deficit)

Common Stock Authorized: 500,000,000 shares, $0.001 par value Issued and outstanding: 292,416,654 shares (2010 - 72,313,282) shares)	292,417	72,313

Additional Paid-in Capital	111,925,974	26,154,556

Subscriptions Receivable	(13,814)	-

Common Stock Subscribed (Notes 6 and 12(a))	2,253,000	2,253,000

Donated Capital	109,000	109,000

Accumulated Other Comprehensive Income	1,240,000	-

Deficit Accumulated During the Exploration Stage	(102,507,604)	(30,095,548)

Total Stockholders' Equity (Deficit)	13,298,973	(1,506,679)

Total Liabilities and Stockholders' Equity (Deficit)	13,792,035	46,789

(The accompanying notes are an integral part of these consolidated financial statements)

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
	Accumulated from January 5, 2004 (Date of Inception) to May 31, 2011 $	For the Year Ended May 31, 2011 $	For the Year Ended May 31, 2010 $

Revenue	-	-	-

Expenses

Amortization	78,628	35,875	24,950
Consulting	21,258,365	13,707,976	1,710,134
General and administrative	1,587,918	587,092	178,083
Impairment of mineral property acquisition costs	77,492,074	60,000,000	-
Mineral property exploration costs	2,438,716	401,377	98,361
Professional	1,562,167	442,622	209,481
Rent	190,912	57,174	56,004
Travel	1,543,989	376,159	122,291

Total Expenses	106,152,769	75,608,275	2,399,304

Net Loss Before Other Expense	(106,152,769)	(75,608,275)	(2,399,304)

Other Income (Expense)

Gain on write-down of accounts payable	86,219	86,219	-
Mineral property option payments	3,616,017	3,110,000	350,000
Loss on sale of investment securities	(57,071)	-	-

Net Loss	(102,507,604)	(72,412,056)	(2,049,304)

Other Comprehensive Income

Unrealized gain on marketable securities	1,240,000	1,240,000	-

Comprehensive Loss	(101,267,604)	(71,172,056)	(2,049,304)

Net Loss Per Share - Basic and Diluted		(0.35)	(0.03)

Weighted Average Shares Outstanding		204,249,000	71,839,000

(The accompanying notes are an integral part of these consolidated financial statements)

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
	Accumulated from January 5, 2004 (Date of Inception) to May 31, 2011 $	For the Year Ended May 31, 2011 $	For the Year Ended May 31, 2010 $
Operating Activities

Net loss	(102,507,604)	(72,412,056)	(2,049,304)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization	78,628	35,875	24,950
Donated services and rent	9,000	-	-
Impairment of mineral property acquisition costs	77,492,074	60,000,000	-
Loss on sale of investment securities	57,071	-	-
Mineral property option payments received	(156,017)	-	-
Stock-based compensation	18,057,783	12,710,947	1,519,382
Gain on write-down of accounts payable	(86,219)	(86,219)	-
Write off of equipment	3,693	3,693	-
Shares received from mineral property option payment	(2,760,000)	(2,760,000)	-

Changes in operating assets and liabilities:

Prepaid expenses	(2,690,625)	(2,677,134)	2,175
Accounts payable and accrued liabilities	(120,789)	(233,927)	25,118
Due to related parties	855,055	(120,761)	250,736

Net Cash Used in Operating Activities	(11,767,950)	(5,539,582)	(226,943)

Investing Activities

Mineral property acquisition costs	(697,677)	-	-
Proceeds from mineral property options	600,000	-	-
Purchase of property and equipment	(388,257)	(312,204)	-

Net Cash Used In Investing Activities	(485,934)	(312,204)	-

Financing Activities

Checks issued in excess of funds on deposit	-	(3,313)	3,313
Proceeds from issuance of common stock	20,370,549	13,637,017	40,000
Share issuance costs	(1,321,191)	(986,442)	(13,400)

Net Cash Provided By Financing Activities	19,049,358	12,647,262	29,913

Increase (Decrease) in Cash	6,795,474	6,795,474	(197,030)

Cash - Beginning of Period	-	-	197,030

Cash - End of Period	6,795,474	6,795,474	-

Non-cash Investing and Financing Activities

Amount owing pursuant to mineral license acquisition agreements included in accrued liabilities	250,000	-	-
Common shares issued to settle related party payable	619,306	619,306
Common shares subscribed for mineral licenses acquired	2,203,000	-	-
Common shares issued for mineral licenses acquired	74,796,750	60,000,000	-
Shares gifted to the Company to settle liabilities	100,000	-	-
Investment securities received and sold by the President of the Company on behalf of the Company	79,603	-	-

Supplemental Disclosures

Interest paid	-	-	-
Income taxes paid	-	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in U.S. dollars)
	Shares #	Amount $	Additional Paid-in Capital $	Subscriptions Receivable $	Common Stock Subscribed $	Donated Capital $	Accumulated Other Comprehensive Income $	Deficit Accumulated During the Exploration Stage $	Total $

Balance - January 5, 2004 (Date of Inception)	-	-	-	-	-	-	-	-	-

Issuance of common shares for cash:
At $0.001 per share	2,000,000	2,000	-	-	-	-	-	-	2,000
At $0.05 per share	1,050,000	1,050	51,450	-	-	-	-	-	52,500
At $0.25 per share	41,000	41	10,209	-	-	-	-	-	10,250

Share issuance costs	-	-	(6,475)	-	-	-	-	-	(6,475)

Donated services	-	-	-	-	-	2,500	-	-	2,500

Net loss for the period	-	-	-	-	-	-	-	(36,874)	(36,874)

Balance - May 31, 2004	3,091,000	3,091	55,184	-	-	2,500	-	(36,874)	23,901

Issuance of common shares for cash:
At $0.01 per share	22,000	22	198	-	-	-	-	-	220
At $0.25 per share	945,400	945	228,217	-	-	-	-	-	229,162

Common stock subscribed	-	-	-	-	336,766	-	-	-	336,766

Donated services	-	-	-	-	-	3,500	-	-	3,500

Net loss for the year	-	-	-	-	-	-	-	(430,090)	(430,090)

Balance - May 31, 2005	4,058,400	4,058	283,599	-	336,766	6,000	-	(466,964)	163,459

Issuance of common shares for cash at $0.30 per share	1,322,332	1,323	395,377	-	(336,766)	-	-	-	59,934

Share issuance costs	-	-	(2,974)	-	-	-	-	-	(2,974)

Issuance of common shares to acquire mineral properties	16,000,000	16,000	5,604,000	-	-	-	-	-	5,620,000

Shares gifted to the Company to settle accounts payable	-	-	-	-	-	100,000	-	-	100,000

Net loss for the year	-	-	-	-	-	-	-	(5,985,395)	(5,985,395)

Balance - May 31, 2006	21,380,732	21,381	6,280,002	-	-	106,000	-	(6,452,359)	(44,976)

(The accompanying notes are an integral part of these consolidated financial statements)

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in U.S. dollars)
	Shares #	Amount $	Additional Paid-in Capital $	Subscriptions Receivable $	Common Stock Subscribed $	Donated Capital $	Accumulated Other Comprehensive Income $	Deficit Accumulated During the Exploration Stage $	Total $

Balance - May 31, 2006	21,380,732	21,381	6,280,002	-	-	106,000	-	(6,452,359)	(44,976)

Issuance of common shares for cash at $0.70 per share	2,430,133	2,430	1,698,670	-	-	-	-	-	1,701,100

Share issuance costs	-	-	(143,900)	-	-	-	-	-	(143,900)

Common shares issued for consulting services	150,000	150	105,600	-	-	-	-	-	105,750

Common shares issued for mineral licenses acquired	11,650,000	11,650	8,265,100	-	-	-	-	-	8,276,750

Common shares subscribed for mineral licenses acquired	-	-	-	-	2,837,500	-	-	-	2,837,500

Common shares subscribed for consulting services	-	-	-	-	50,000	-	-	-	50,000

Fair value of stock options granted	-	-	2,482,998	-	-	-	-	-	2,482,998

Donated rent	-	-	-	-	-	3,000	-	-	3,000

Net loss for the year	-	-	-	-	-	-	-	(16,342,946)	(16,342,946)

Balance - May 31, 2007	35,610,865	35,611	18,688,470	-	2,887,500	109,000	-	(22,795,305)	(1,074,724)

Shares issued for mineral licenses acquired	900,000	900	633,600	-	(634,500)	-	-	-	-

Issuance of common shares for cash at $0.30 per share	300,000	300	89,700	-	-	-	-	-	90,000

Share issuance costs	-	-	(27,000)	-	-	-	-	-	(27,000)

Common shares issued upon cashless exercise of options	4,575,000	4,575	(4,575)	-	-	-	-	-	-

Common shares subscribed for cash at $0.10 per share	-	-	-	-	50,000	-	-	-	50,000

Common shares subscribed for cash at $0.15 per share	-	-	-	-	195,000	-	-	-	195,000

Net loss for the year	-	-	-	-	-	-	-	(491,929)	(491,929)

Balance - May 31, 2008	41,385,865	41,386	19,380,195	-	2,498,000	109,000	-	(23,287,234)	(1,258,653)

(The accompanying notes are an integral part of these consolidated financial statements)

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in U.S. dollars)
	Shares #	Amount $	Additional Paid-in Capital $	Subscriptions Receivable $	Common Stock Subscribed $	Donated Capital $	Accumulated Other Comprehensive Income $	Deficit Accumulated During the Exploration Stage $	Total $

Balance - May 31, 2008	41,385,865	41,386	19,380,195	-	2,498,000	109,000	-	(23,287,234)	(1,258,653)

Issuance of common shares for cash at $0.10 per share	1,000,000	1,000	99,000	-	(50,000)	-	-	-	50,000

Issuance of common shares for cash at $0.15 per share	12,000,013	12,001	1,787,999	-	(195,000)	-	-	-	1,605,000

Issuance of common shares for cash at $0.20 per share	6,462,500	6,462	1,286,038	-	-	-	-	-	1,292,500

Issuance of common shares for cash at $0.25 per share	1,400,404	1,400	348,700	-	-	-	-	-	350,100

Issuance of common shares for cash at $0.30 per share	500,000	500	149,500	-	-	-	-	-	150,000

Issuance of common shares for cash at $0.40 per share	362,500	362	144,638	-	-	-	-	-	145,000

Share issuance costs	-	-	(141,000)	-	-	-	-	-	(141,000)

Common shares issued upon cashless exercise of options	3,365,000	3,365	(3,365)	-	-	-	-	-	-

Issuance of common shares upon the exercise of options at $0.30 per share	170,000	170	50,830	-	-	-	-	-	51,000

Common shares subscribed for cash at $0.25 per share	-	-	-	-	323,000	-	-	-	323,000

Stock-based compensation	-	-	1,188,706	-	-	-	-	-	1,188,706

Net loss for the year	-	-	-	-	-	-	-	(4,759,010)	(4,759,010)

Balance - May 31, 2009	66,646,282	66,646	24,291,241	-	2,576,000	109,000	-	(28,046,244)	(1,003,357)

(The accompanying notes are an integral part of these consolidated financial statements)

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in U.S. dollars)
	Shares #	Amount $	Additional Paid-in Capital $	Subscriptions Receivable $	Common Stock Subscribed $	Donated Capital $	Accumulated Other Comprehensive Income $	Deficit Accumulated During the Exploration Stage $	Total $

Balance - May 31, 2009	66,646,282	66,646	24,291,241	-	2,576,000	109,000	-	(28,046,244)	(1,003,357)

Issuance of common shares for cash at $0.20 per share	75,000	75	14,925	-	-	-	-	-	15,000

Issuance of common shares for cash at $0.25 per share	1,392,000	1,392	346,608	-	(323,000)	-	-	-	25,000

Share issuance costs	-	-	(13,400)	-	-	-	-	-	(13,400)

Common shares issued upon cashless exercise of options	4,200,000	4,200	(4,200)	-	-	-	-	-	-

Stock-based compensation	-	-	1,519,382	-	-	-	-	-	1,519,382

Net loss for the year	-	-	-	-	-	-	-	(2,049,304)	(2,049,304)

Balance - May 31, 2010	72,313,282	72,313	26,154,556	-	2,253,000	109,000	-	(30,095,548)	(1,506,679)

Issuance of common shares for cash at $0.05 per share	22,000,000	22,000	1,078,000	-	-	-	-	-	1,100,000

Issuance of common shares for cash at $0.45 per share	27,173,372	27,174	12,200,843	-	-	-	-	-	12,228,017

Share issuance costs	-	-	(1,477,401)	-	-	-	-	-	(1,477,401)

Common shares issued upon cashless exercise of options	13,800,000	13,800	(13,800)	-	-	-	-	-	-

Issuance of common shares upon the exercise of options at $0.30 per share	130,000	130	38,870	-	-	-	-	-	39,000

Issuance of common shares upon the exercise of warrants at $0.075 per share	2,000,000	2,000	148,000	-	-	-	-	-	150,000

Issuance of common shares to acquire mineral properties	150,000,000	150,000	59,850,000	-	-	-	-	-	60,000,000

Issuance of common shares for debt	5,000,000	5,000	3,780,505	(13,814)	-	-	-	-	3,771,691

Issuance of finders' fee warrants	-	-	490,960	-	-	-	-	-	490,960

Stock-based compensation	-	-	9,675,441	-	-	-	-	-	9,675,441

Unrealized gain on marketable securities	-	-	-	-	-	-	1,240,000	-	1,240,000

Net loss for the year	-	-	-	-	-	-	-	(72,412,056)	(72,412,056)

Balance - May 31, 2011	292,416,654	292,417	111,925,974	(13,814)	2,253,000	109,000	1,240,000	(102,507,604)	(13,298,973)

(The accompanying notes are an integral part of these consolidated financial statements)

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2011
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at May 31, 2011, the Company has cash on hand of $6,795,474 and has accumulated losses of $102,507,604 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's plans for the next twelve months are to focus on the exploration of its mineral properties in Tanzania and estimates that cash requirements of approximately $7,000,000 will be required for exploration and administration costs and to fund working capital. Management intends to raise additional funds through debt and/or equity financing, if necessary.

2.   Summary of Significant Accounting Policies

a)   Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. Beijing Dao Hu Investment -Consulting, Ltd., (Beijing Dao) a Chinese company previously wholly-owned, was consolidated on May 31, 2010. During the year ended May 31, 2011, the Company dissolved Beijing Dao; and the dissolution is immaterial to the financial statements. The Company also has a wholly-owned non-operating Tanzanian subsidiary. All significant intercompany transactions and balances have been eliminated. The Company's fiscal year-end is May 31.

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

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2011
(Expressed in U.S. dollars)

2.   Summary of Significant Accounting Policies (continued)

d)   Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2011 and 2010, the Company's only component of other comprehensive income was an unrealized fair value gain on available for sale marketable securities.

e)   Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)   Marketable Securities

The Company reports investments in marketable equity securities at fair value based on quoted market prices. All investment securities are designated as available for sale with unrealized gains and losses included in accumulated other comprehensive income. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses are accounted for on the specific identification method.

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

g)   Property and Equipment

Property and equipment consists of office equipment, automobiles and software recorded at cost and amortized on a straight-line basis over a three-year period.

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

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of May 31, 2011

(Expressed in U.S. dollars)

2.   Summary of Significant Accounting Policies (continued)

j)   Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440 Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any assets retirement obligations as of May 31, 2011 and 2010.

k)   Financial Instruments

ASC 825, Financial Instruments requires an entity to maximize the use of observable inputs and the fair value of financial instruments, which include cash, bank indebtedness, amounts receivable, marketable securities, accounts payable, amounts due to related parties, and deferred option payments were estimated to approximate their carrying values due to the immediate or short-term maturities of these financial instruments.

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

To the extent that the Company incurs transactions that are not denominated in its functional currency, they are undertaken in Canadian dollars and Tanzanian shillings. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of May 31, 2011

(Expressed in U.S. dollars)

2.   Summary of Significant Accounting Policies (continued)

o)   Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

p)   Reclassification

Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

3.   Prepaid Expenses

The components of prepaid expenses are as follows:

 May 31,
2011
$

 May 31,
2010
$

General and administrative

264,575

4,083

Professional fees

30,616

-

Rent

116,472

2,194

Travel and exploration expenses

1,624,348

7,213

2,036,011

13,490

4.   Property and Equipment

 Cost
$

 Accumulated
Amortization
$

 May 31,
2011
Net Book
Value
$

 May 31,
2010
Net Book
Value
$

Automobiles

275,421

55,187

220,234

24,750

Office equipment

101,230

17,470

83,760

8,549

Software

2,743

801

1,942

-

379,394

73,458

305,936

33,299

5.   Related Party Transactions and Balances

a)   During the year ended May 31, 2011, the Company incurred $238,823 (2010 - $177,859) of consulting fees, and reimbursed $300,732 (2010 - $125,617) of expenses incurred on behalf of the Company, by various directors and officers. On September 20, 2010, the former President of the Company converted $616,186 of related party debt into 5,000,000 units. Each unit consisted of one share of the Company's common stock and one share purchase warrant to purchase an additional share of common stock at $0.25 for two years.  Due to an error, the Company issued units for $133,814 more than was owing to the former President. During the year ended May 31, 2011, the former President of the Company paid $120,000 of subscriptions for the shares, and the remaining $13,814 subsequent to the end of the period. As a result, $13,814 was included in subscriptions receivable at May 31, 2011. The Company recorded stock based compensation of $3,035,505, equal to the difference between the fair value of the units of $3,785,505 and the $750,000 of debt settled and subscriptions received as stock based compensation.

b)   During the year ended May 31, 2011, the Company paid consulting fees of $30,458 (2010 - $Nil) to a relative of the CEO.

c)   During the year ended May 31, 2011, the Company paid directors fees of $15,268 (2010 - $Nil).

d)   At May 31, 2011 the Company was indebted to the former President for $Nil (2010 - $731,890). As at May 31, 2011, the Company was indebted to the Chief Financial Officer of the Company for $1,112 (2010 - $6,169). The amounts due are non-interest bearing, unsecured and due on demand.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of May 31, 2011

(Expressed in U.S. dollars)

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

vi)  $750,000 payable within 24 months of closing, and

vii)$750,000 payable within 36 months of closing. This payment may be made in common shares of RCR. The shares will be valued at the 10 day average trading price of RCR's common stock prior to the payment date.

RCR can increase its ownership from 70% to 75% by paying an additional $1,000,000 within 12 months of closing.

During fiscal 2010 the Company recognized $350,000 in other income for the receipt of option payments (i), (ii) and (iii).

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

ii)  $150,000 (received) plus the issuance of four million restricted shares of common stock of RCR, with an agreed upon value of $0.80 per share for a deemed valuation of $3,200,000, within 30 days of the receipt of Certificates of Acknowledgement for all underlying and related Agreements from the Commissioner for Minerals in Tanzania as required by the Mining Act of Tanzania (Certificates of Acknowledgement received August 12, 2010). The four million restricted shares of common stock of RCR were issued to the Company on December 16, 2010 and had a fair market value of $2,760,000 based on RCR's quoted stock price on that date.

iii)  $450,000 on June 1, 2011;

iv)  $1,000,000 on June 1, 2012; and

v)  $1,000,000 on June 1, 2013 (which may be satisfied by the issuance of stock by RCR).

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of May 31, 2011

(Expressed in U.S. dollars)

6.   Mineral Properties (continued)

Thus, the combined payments under the November 7, 2009 and the May 24, 2010 agreements provide for a total commitment of $9,000,000 payable to the Company by RCR to purchase a 70% interest in the entire 380 square kilometre Mkuvia Alluvial Gold Project. The ownership structure of the interest in the Mkuvia Alluvial Gold Project shall be a 70% interest RCR, a 25% interest for Douglas Lake, and a 5% interest for Mr. Mkuvia Maita, the original owner of the underlying prospecting licenses. In addition, Mr. Maita retains a 3% net smelter royalty. RCR may increase its ownership position from a 70% interest to 75%, reducing the Company's position to 20%, by giving Notice to the Company and paying $1,000,000 to the Company by June 1, 2011. RCR did not make the payment of $1,000,000 by June 1, 2011, and therefore, its ownership position remains at a 70% interest.

On June 3, 2010, the Company and RCR incorporated Ruby Creek Resources (Tanzania) Limited ("Ruby Creek Tanzania") to manage the mining operations in the Mkuvia Gold Project in Tanzania. Ruby Creek Resources (Tanzania) Limited, a joint venture company, is owned by Ruby Creek Resources (70%), the Company (25%) and Mr. Mkuvia Maita (5%).

During fiscal 2011 the Company recognized a total of $3,110,000 in other income for the receipt of the shares at fair market value and the option payments (i) and (ii). The Company has not yet received the subsequent option payment (iii) as of September 12, 2011 which is overdue and the agreement is in default.

c)   On April 27, 2006, the Company entered into a Strategic Alliance Agreement with Canaco Resources Inc. ("Canaco"), a Canadian public company. Under the terms of the agreement, Canaco paid $350,000 (received during fiscal 2007) to the Company, and will provide technical management and fund the initial assessment of each of the prospects in Tanzania, in order to earn up to a 70% undivided interest in the prospects. The $350,000 payment can be allocated at Canaco's discretion to cash payments owing under subsequent option agreements. On November 1, 2007, Canaco allocated $75,000 of the payment as the cash consideration owed under the Morogoro option agreement which was subsequently abandoned by Morogoro. In connection with this agreement, the Company is required to issue 200,000 restricted shares of common stock. The Company determined the fair value of the 200,000 shares to be $88,000. The 200,000 shares have not been issued as at May 31, 2011, and $88,000 is included in common stock subscribed.

d)   On November 17, 2006, the Company entered into an Asset Purchase Agreement with Atlas to acquire Prospecting License No. 3920/2006 known as "Shinyanga" or "Magembe," which covers an area of approximately 46 square kilometres in Tanzania. The Licenses were transferred to the Company's name on signing the agreement for an aggregate purchase price of $200,000 (paid) and 4,500,000 restricted shares of common stock. The Company determined the fair value of the shares to be $3,172,500. As at May 31, 2007, the Company issued 1,500,000 shares at the fair value of $1,057,500 and at May 31, 2011, the remaining 3,000,000 shares at the fair value of $2,115,000 is included in common stock subscribed. During fiscal 2010, the Company decided to focus on other properties and has let the Magembe prospecting license lapse.

e)   On November 17, 2006, the Company entered into an Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Limited ("HG") to acquire nine Prospecting Licenses, which cover an area of approximately 2,388.79 square kilometres in Tanzania. Prospecting License No.'s 3868/2006, 3671/2005, 3398/2005, 3105/2005, 3211/2005, and 2961/2004 were transferred to the Company's name on signing the agreement for an aggregate purchase price of $600,000 ("Cash Payment") and issuance of 4,000,000 restricted shares of common stock (issued) at a fair value of $2,820,000. The Cash Payment is to be made as follows: $150,000 (paid) on signing of the agreement and $150,000 payments at the end of each ninety day period thereafter until the consideration is paid in full. As at May 31, 2011, $250,000 is included in accrued liabilities. During fiscal 2010, the Company let Prospecting License No.'s 3671/2005, 3398/2005, 3105/2005, 3211/2005, and 2961/2004 lapse.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of May 31, 2011

(Expressed in U.S. dollars)

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

7.  Accrued Liabilities

The components of accrued liabilities are as follows:

 May 31,
2011
$

 May 31,
2010
$

Consulting fees

-

30,000

Mineral property expenditures

250,000

250,623

Professional fees

52,848

635

General and administrative expenses

10,000

-

Total Accrued Liabilities

312,848

281,258

8.  Common Stock

a)  On April 4, 2011, the Company issued 30,000 shares of common stock upon the exercise of 30,000 stock options for proceeds of $9,000.

b)  On March 29, 2011, the Company issued 12,311,110 units at $0.45 per unit for proceeds of $5,540,000 pursuant to a private placement.  Each unit consists of one share of common stock and one purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.52 per share until September 29, 2013.

c)  On March 21, 2011, the Company issued 3,576,768 units at $0.45 per unit for proceeds of $1,609,545 pursuant to a private placement.  Each unit consists of one share of common stock and one purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.52 per share until September 21, 2012.

d)  On March 17, 2011, the Company issued 10,000 shares of common stock upon the exercise of 10,000 stock options for proceeds of $3,000.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of May 31, 2011

(Expressed in U.S. dollars)

8.  Common Stock (continued)

e)  On March 11, 2011, the Company issued 11,285,494 units at $0.45 per unit for proceeds of $5,078,472 pursuant to a private placement. Each unit consists of one share of common stock and one purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.52 per share until September 11, 2012.

The Company paid finders' fees and legal expenses in an aggregate amount of $788,382 in relation to the three private placements as described in Notes 8(b), (c) and (e).  On March 29, 2011, the Company also issued 1,243,045 warrants with a fair value of $490,960 as finders' fees. The fair value of the finders' fee warrants was estimated at the date of issue using the Black-Scholes option-pricing model. Each warrant is exercisable for one additional common share of the Company at an exercise price of $0.52 per share, expiring on September 29, 2013.

f)  On February 23, 2011, the Company issued 20,000 shares of common stock upon the exercise of 20,000 stock options for proceeds of $6,000.

g)  On February 4, 2011, the Company issued 2,900,000 shares of common stock upon the cashless exercise of 2,900,000 stock options.

h)  On January 31, 2011, the Company issued 2,000,000 shares of common stock upon the exercise of 2,000,000 warrants for proceeds of $150,000.

i)  On January 18, 2011, the Company issued 1,100,000 shares of common stock upon the cashless exercise of 1,100,000 stock options.

j)  On January 12, 2011, the Company issued 20,000 shares of common stock upon the exercise of 20,000 stock options for proceeds of $6,000.

k)  On January 11, 2011, the Company issued 22,000,000 units at $0.05 per unit for proceeds of $1,100,000 pursuant to a private placement. Each unit consists of one share of common stock and one purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.075 per share until January 10, 2013.

l)  On November 23, 2010, the Company issued 50,000 shares of common stock upon the exercise of 50,000 stock options for proceeds of $15,000.

m)  On September 20, 2010, the Company issued 5,000,000 units with a fair value of $3,785,505 to the Chief Executive Officer of the Company to settle debt of $614,352. Each unit consists of one share of common stock and one purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.25 per share expiring on September 20, 2012.

n)  On September 15, 2010, the Company issued 133,333,333 shares of common stock pursuant to the Acquisition Agreement described in Note 6(f).

o)  On September 15, 2010, the Company issued 16,666,667 shares of common stock pursuant to the Transaction Fee Agreement described in Note 6(f).

p)  On August 23, 2010, the Company issued 9,800,000 shares of common stock upon the cashless exercise of 9,800,000 stock options.

q)  On August 26, 2009, the Company completed a non-brokered private placement pursuant to which the Company issued 75,000 units at $0.20 per unit for proceeds of $15,000. Each unit consists of one share of common stock and one half share purchase warrant.  Each whole warrant entitles the holder to acquire an additional share of common stock at an exercise price of $0.30 per share for a period of one year from closing.

r)  On July 2, 2009, the Company issued 4,200,000 shares of common stock upon the cashless exercise of 4,200,000 stock options.

s)  On June 23, 2009, the Company completed a non-brokered private placement pursuant to which the Company issued 1,392,000 units at $0.25 per unit for proceeds of $348,000. Each unit consists of one share of common stock and one half share purchase warrant.  Each whole warrant entitles the holder to acquire an additional share of common stock at an exercise price of $0.40 per share for a period of one year from closing.  At May 31, 2009, $323,000 of proceeds was included in common stock subscribed.  The Company incurred $13,400 of share issuance costs in connection with this private placement.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of May 31, 2011

(Expressed in U.S. dollars)

9.  Stock Options

The Company adopted a Stock Option Plan dated April 27, 2007, (the "2007 Stock Option Plan"), under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. At May 31, 2011, the Company had no shares of common stock available to be issued under the 2007 Stock Option Plan.

The Company adopted an additional Stock Option Plan dated October 20, 2008 (the "2008 Stock Option Plan"), under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. At May 31, 2011, the Company had no shares of common stock available to be issued under the 2008 Stock Option Plan. On August 11, 2010, the Company granted stock options to acquire 3,800,000 common shares at a price of $0.05 per share exercisable for 10 years. During the year ended May 31, 2011, the Company recorded stock-based compensation of $415,102 as consulting expense.

The Company adopted an additional Stock Option Plan dated August 11, 2010 (the "August 2010 Stock Option Plan"), under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common shares. At May 31, 2011, the Company had no shares of common stock available to be issued under the August 2010 Stock Option Plan. On August 11, 2010, the Company granted stock options to acquire 6,000,000 common shares at a price of $0.05 per share exercisable for 10 years.  During the year ended May 31, 2011, the Company recorded stock-based compensation of $655,425 as consulting expense.

On October 21, 2010, the Company granted stock options to acquire 4,000,000 common shares at a price of $0.30 per share exercisable for 10 years. During the year ended May 31, 2011, the Company recorded stock-based compensation of $1,189,225 as consulting expense.

The Company adopted an additional Stock Option Plan dated November 29, 2010 (the "November 2010 Stock Option Plan"), under which the Company is authorized to grant stock options to acquire up to a total of 40,000,000 shares of common shares. At May 31, 2011, the Company had 6,500,000 shares of common stock available to be issued under the November 2010 Stock Option Plan. On November 29, 2010, the Company granted stock options to acquire 33,500,000 common shares at a price of $0.20 per share exercisable for 10 years. During the year ended May 31, 2011, the Company recorded stock-based compensation of $7,415,689 as consulting expense.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the year ended May 31, 2011 was $0.30 per share (2010 - $0.35). The weighted average assumptions used are as follows:

 Year Ended

 May 31,
2011

 May 31,
2010

 Expected dividend yield

 0%

 0%

 Risk-free interest rate

 2.81%

 2.71%

 Expected volatility

 161%

 177%

 Expected option life (in years)

 10.00

 5.00

The total intrinsic value of stock options exercised during the year ended May 31, 2011, was $1,653,600 (2010 - $966,000) and the intrinsic value of outstanding options at May 31, 2011 was $8,824,000 (2010 - $Nil).

The following table summarizes the continuity of the Company's stock options:

 Number of
Options
#

 Weighted
Average
Exercise Price
$

 Weighted
Average
Remaining
Contractual
Term (years)

 Aggregate
Intrinsic
Value
$

Outstanding, May 31, 2010

3,123,333

 0.30

3.44

Granted

47,300,000

 0.18

Exercised

(13,930,000)

 0.12

Outstanding, May 31, 2011

36,493,333

 0.21

 8.93

-

Exercisable, May 31, 2011

16,393,333

 0.22

 8.22

-

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of May 31, 2011

(Expressed in U.S. dollars)

9.  Stock Options (continued)

A summary of the status of the Company's non-vested stock options as of May 31, 2011, and changes during the year ended May 31, 2011 is presented below:

Non-vested stock options

 Number of Shares

 Weighted Average Grant Date Fair Value $

Non-vested at June 1, 2010

-

 -

Granted

47,300,000

 0.30

Vested

(27,200,000)

  0.26

Non-vested at May 31, 2011

20,100,000

 0.36

As at May 31, 2011, there was $4,655,790 of total unrecognized compensation cost related to non-vested stock option agreements. That cost is expected to be recognized over a weighted average period of 1.50 years.

The stock options outstanding are exercisable for cash or on a cashless exercise basis using a prorated formula whereby the number of shares issuable is equal to (a) the average closing price for the five days prior to exercise date ("ACP") in excess of the exercise price, divided by (b) the exercise price multiplied by (c) the number of options exercised. During the year ended May 31, 2011, 13,800,000 cashless stock options were exercised (2010 - 4,200,000).

10.  Share Purchase Warrants

The following table summarizes the continuity of the Company's share purchase warrants:

 Number of
Warrants

 Weighted Average Exercise Price
$

Balance, May 31, 2010

733,500

0.39

Issued

55,416,417

0.33

Exercised

(2,000,000)

0.075

Expired

(733,500)

0.39

Balance, May 31, 2011

53,416,417

0.33

As at May 31, 2011, the following common share purchase warrants were outstanding:

Number of Warrants

Exercise Price

Remaining Contractual Life (years)

$

5,000,000

0.25

1.56

20,000,000

0.075

1.87

11,285,494

0.52

1.28

3,576,768

0.52

1.31

13,554,155

0.52

2.33

53,416,417

11.  Marketable Securities

 Cost
$

 Fair Value Based On Quoted Market Price
$

Accumulated
Unrealized
 Gains
$

Ruby Creek Minerals Inc., 4,000,000 common shares

2,760,000

4,000,000

1,240,000

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of May 31, 2011

(Expressed in U.S. dollars)

12.  Commitments

a)  On January 9, 2006, the Company entered into a consulting agreement for a term of three months for consideration of $75,000 cash (paid in fiscal 2006 by a director on behalf of the Company) and 150,000 shares of common stock (100,000 shares transferred to the consultant by related parties during fiscal 2006). As at May 31, 2011, 50,000 shares of common stock are owed to the consultant. As at May 31, 2011, the fair value of $50,000 for these shares owed is included in common stock subscribed.

b) On September 20, 2009, the Company agreed to pay the CFO Cdn$6,500 per month for six months. On April 1, 2010, the Company extended the employment agreement for three years.

c)  On September 24, 2009, the Company agreed to pay the former CEO $10,000 per month for a period of three years. During the quarter ended November 30, 2010, the salary of the former CEO increased to $15,000 per month.

d)  On June 1, 2010, the Company entered into a consulting agreement for consulting services related to the Company's China operation for a fee of $10,000 per month for three years.  During the year ended May 31, 2011, the agreement was terminated.

e)  The Company entered into a one year lease agreement for the provision of office space for the period from March 1, 2011 to February 28, 2012 at a rate of Cdn$2,500 per month.

f)  The Company is committed to the payment of a cash fee of 7% within 48 hours of the receipt of proceeds from the exercise of any warrants attached to the 17,757,777 units sold by Rodman & Renshaw in the March 2011 private placements.

g)  The Company is committed to the payment of a cash fee of 7% of the purchase price and the issuance of warrants equal to 7% of the shares issued with respect to any public or private financing provided by investors whom Rodman & Renshaw introduced, directly or indirectly, in the March 2011 private placements within 24 months of the closing of the March 2011 private placements.

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

Pursuant to ASC 820, the fair value of our cash equivalents and marketable securities are determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets and total $10,795,474.  The Company does not have any financial instruments measured at fair value using "Level 2" or "Level 3" inputs.

Management believes that the recorded values of all of the Company's other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of May 31, 2011

(Expressed in U.S. dollars)

14.  Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has net operating losses carried forward of approximately $25,109,400 available to offset taxable income in future years which begin expiring in fiscal 2025. Pursuant to ASC 740, the potential benefits of the net operating losses carried forward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The income tax benefit differs from the amount computed by applying the federal income tax rate of 35% to net loss before income taxes for the years ended May 31, 2011 and 2010 as a result of the following:

 May 31,
2011
$

 May 31,
2010
$

 Loss before taxes

 (72,416,056)

(2,049,304)

 Statutory rate

 35%

35%

 Computed expected tax (recovery)

 (25,345,620)

(717,256)

 Permanent differences

 23,307,188

291,944

 Temporary differences

 (7,855)

3,080

 Foreign tax rate differences

 190,911

48,196

 Valuation allowance change

 1,855,376

374,036

 Provision for income taxes

 -

-

The significant components of deferred income tax assets and liabilities at May 31, 2011 and 2010, after applying enacted corporate income tax rates, are as follows:

 May 31,
2011
$

 May 31,
2010
$

Net operating losses carried forward

8,788,280

6,271,019

Mineral properties tax basis in excess of book value

3,704,757

4,366,642

Valuation allowance

(12,493,037)

(10,637,661)

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

15.  Subsequent Events

a)  In June 2011, the Company incorporated a new wholly-owned subsidiary, DLM Tanzania Limited, which will undertake future mineral property exploration activities in Tanzania.

b)  The Company entered into a Release and Indemnification agreement dated July 7, 2011 of which in consideration for the delivery of 300,000 share purchase warrants, the Company is released from any and all possible claims from any of the Company's prior association with the Releasor.  Each warrant is exercisable to acquire one common share at a price of $0.30 per share for a period of one year.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of May 31, 2011

(Expressed in U.S. dollars)

15.  Subsequent Events (continued)

c)  On August 5, 2011, the Company entered into a Mineral Property Acquisition Agreement (the "Acquisition Agreement") with Handeni Resources Limited ("Handeni Resources"). The Acquisition Agreement provides the Company with an exclusive option (the "Option") to acquire from Handeni Resources a 100% interest in area of approximately 2.67 square kilometers located in the Handeni District of Tanzania (the "Property"). The Property is adjacent to the area covered by the Company's four existing prospecting licenses (totaling approximately 800 square kilometers) in the Handeni District. In order to keep the Option in good standing during the thirty-day period starting on August 5, 2011 (the "Option Period"), the Company is required to issue by the end of the Option Period an aggregate of 15,000,000 restricted common shares and pay all underlying option, regulatory and governmental payments and assessment work required to keep the mineral property interests in good standing during the Option Period.  Subsequently the option period was extended such that the latest closing date is October 4, 2011, and as of September 12, 2011 the Option Acquisition Agreement has not closed.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our principal independent accountants.

ITEM 9A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Douglas Boateng, our principal executive officer and Herminder Rai, our principal financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15, due to the deficiencies in our internal control over financial reporting as described below.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act.

The management of the Company assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on this assessment, management determined that, during the year ended May 31, 2011, our internal controls and procedures were not effective due to material weaknesses, as more fully described below.

Management identified the following material weaknesses in internal control over financial reporting:

1.     The Company does not have a separate Audit Committee - the entire Board of Directors acts as the Company's Audit Committee.  As of May 31, 2011 there was a lack of a majority of independent directors on the Company's the Board of Directors, and the Company had not identified an "expert", one who is knowledgeable about reporting and financial statement requirements.

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

Management believes that the material weaknesses set forth above did not have a material affect on the Company's financial results. However, management believes that the lack of a separate functioning audit committee and lack of a majority of independent directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact the Company's financial statements for the future years. As a result material errors could occur.

The Company and its management will endeavor to correct the above noted weaknesses in internal control over financial reporting.  We intend to establish an audit committee, appoint sufficient independent members thereto and identify an "expert" for the committee to advise other members as to correct accounting and reporting procedures.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Not applicable.

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Name

Age

Position Held

Douglas Boateng

46

President, Chief Executive Officer and Director

Reginald Mengi

68

Chairman and a Director

Reyno Scheepers

54

Director

Herminder Rai

38

Secretary, Treasurer and Chief Financial Officer

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

Douglas Boateng has served as a director since September 21, 2010 and as our President and Chief Executive Officer since August 18, 2011. Dr. Douglas Boateng has over 18 years of extensive multi-sector international experience. His career includes positions as a CEO, director and senior level consulting in Technology (ICT), Chemicals/Pharma-chemical, Pharmaceutical and Biotechnology, Aviation, Engineering, Business management, Mergers and Acquisitions, Strategic alliance and partnerships, Logistics and Supply Chain Management, Media, Consulting, Corporate and Strategic Business Development, Corporate Governance and Advisory services to selected Government ministries. Dr. Boateng has also successfully worked and consulted for some of the world's leading corporation's in Europe, the United States and Africa.

Prior to joining IPP Resources, Dr. Boateng founded PanAvest International, an organization with a vision to assist companies profitably extend their market reach through the application of innovative Business Development Logistics and Supply Chain Management solutions. He has acted as an independent advisor and consultant to one of Scandinavia's largest generic pharmaceutical companies on logistics, supply chain and business development and strategies and one of Africa's leading healthcare distributors.

Dr. Boateng is also a post graduate visiting professor on logistics and supply chain management and a Masters and Doctoral project supervisor at one of Africa's largest and most respected business schools. He current sits on the editorial board of Smart Procurement, the largest supply chain related portal in Africa and the Middle East.

Dr. Boateng holds a Graduate Diploma in Company Direction from the Institute of Directors, a Doctorate in Engineering Business Management from the University of Warwick-UK, an MSc in Industrial Logistics from the University of Central England-UK and a post graduate diploma in transport and logistics from Cranfield Institute of Technology, UK.

Reginald Mengi has served as our Chairman of the board of directors since September 21, 2010. Mr. Reginald Mengi is the Chairman and owner of IPP Resources. He also chairs IPP Ltd., one of the largest private sector holding companies in Tanzania. Mr. Mengi commenced IPP Ltd.'s business in the mid 1980's manufacturing ball point pens. Today the IPP group of companies is engaged in various areas including bottling of Coca Cola products, drinking water, manufacturing and bottling of drinks and spirits, mining of minerals and gemstones, gemstone cutting, lapidary and media.

Until 1985, Mr. Mengi also worked as a Chartered Accountant for Coopers & Lybrand Tanzania where he served in the role as Chairman and Managing Partner and led auditing and consultancy teams and participated in the establishment of companies and institutions.

Reyno Scheepers has served as a director since September 21, 2010. Dr. Reyno Scheepers' involvement with the mining industry stretches for a period of 22 years. He started off as a researcher at the Fuel Research Institute (CSIR) of South Africa where he gained experience in the composition and characteristics of various South African coal fields. This was followed by a two year period as a geologist at a South African gold mine where he gained experience in underground geology, underground and surface exploration and gold exploration project planning. He then joined the University of Stellenbosch where he became a professor in petrology/mineralogy in 1999.

Since 1995 Dr. Scheepers directed his efforts towards the investigation of gemstone deposits covering alluvial and kimberlitic diamond deposits in South Africa, the Democratic Republic of the Congo and in Tanzania. One of his major achievements in Tanzania was the investigation of the geology and technical aspects of the Merelani tanzanite deposit which eventually led to the successful listing of the first colored gemstone company on the Johannesburg Stock Exchange.

Dr. Scheepers is also closely involved in the application and development of geochemical analytical techniques and was in charge of the running of an XRF laboratory, an ICP=AES laboratory and a micro thermometric laboratory. He participated in the development of international geochemical reference standards and completed numerous challenging analytical problems for the industry over the years.

Dr. Scheepers' interest in providing small scale miners with the necessary skills to conduct safe and effective mining led to the establishment of the Gemstone Research Centre at Stellenbosch University and currently the Unit for Gemstone Geology ("UGG"). The UGG is a collaborative training and research unit between Free State and Dar Es Salaam Universities through which research on gemstone deposits is currently conducted.

Dr. Scheepers received his B.Sc. (Hons), Cum Laude in 1979, his M.Sc, Cum Laude in 1982 and his PhD in 1990 from the University of Stellenbosch.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge and belief, none of our directors or executive officers has been involved in any of the following events during the past ten years that is material to an evaluation of the ability of such person to serve as an executive officer or director of our Company:

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

We are not aware of any material legal proceedings in which any of the following persons is a party adverse to our Company or has a material interest adverse to our Company: (a) any current director, officer, or affiliate of the Company, or any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company; (b) any person proposed for appointment or election as a director or officer of our Company; or (c) any associate of any such person.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended May 31, 2011, except as follows:

Name

Relationship to Company

Number of Late Reports

Transactions Not Timely Reported

Harpreet Sangha

Former President, CEO and Director

2

6

Code of Ethics

We have adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of our code of ethics is incorporated by reference as an exhibit to this Report.

Committees

Our Board of Directors acts as our nominating committee and our audit committee; we do not have separate committees that perform these functions nor do we have nominating committee or audit committee charters. We have not identified a financial expert that serving on the Board. We intend to establish an audit committee, appoint sufficient independent members thereto and identify an "expert" for the committee to advise other members as to correct accounting and reporting procedures.

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The table below summarizes all compensation awarded to, earned by or paid to our executive officers by any person for all services rendered in all capacities to us during our fiscal years ended May 31, 2010 and 2011.

Summary Compensation Table

Name and Principal Position

Year

 Salary
($)

 Bonus
($)

 Stock
Awards
($)

 Option
Awards
($)

 Non-Equity Incen-tive Plan Comp-ensation
($)

 Non-qualified De-ferred Comp-ensation Earnings
($)

 All Other Comp-ensation
($)

 Total
($)

 Douglas Boateng
President & Chief Executive Officer

2010(1)

N/A

N/A

N/A

N/A

N/A

N/A

N/A

N/A

2011(1)

N/A

N/A

N/A

$1,564,394

N/A

N/A

N/A

$1,564,394

 Harpreet Sangha
(Former) President & Chief Executive Officer

2010(2)

Nil

Nil

Nil

Nil

Nil

Nil

$120,000(3)

$120,000

2011(2)

Nil

Nil

Nil

$3,128,788

Nil

Nil

$3,197,278(4)

$6,326,066

 Herminder Rai
Chief Financial Officer, Secretary and Treasurer

2010

N/A

N/A

N/A

N/A

N/A

N/A

$57,859(3)

$57,859

2011

Nil

Nil

Nil

347,643

Nil

Nil

$77,050(3)

$424,693

(1)     Mr. Boateng was appointed as our President and Chief Executive Officer on August 18, 2011.

(2)     Mr. Sangha resigned as our President and Chief Executive Officer on June 21, 2011.

(3)     Consulting fees.

(4)     On September 20, 2010, Mr. Sangha converted $614,352 of related party debt into 5,000,000 units. Each unit consisted of one share of the Company's common stock and one share purchase warrant to purchase an additional share of common stock at $0.25 for two years.  Due to an error, the Company issued units for $133,814 more than was owing to Mr. Sangha.  During the year ended May 31, 2011, Mr. Sangha paid $120,000 of subscriptions for the shares, and the remaining $13,814 subsequent to the end of the period.  The Company recorded stock based compensation of $3,035,505, equal to the difference between the fair value of the units of $3,785,505 and the $750,000 of debt settled and subscriptions received as stock based compensation.  The figure in this column also includes consulting fees of 161,773.

Outstanding Equity Awards

The following table sets forth information as at May 31, 2011 relating to outstanding equity awards that have been granted to the Named Executive Officers listed in the table above:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS

STOCK AWARDS

 Name

 Number of Securities Underlying Unexercised Options
Exercisable
(#)

 Number of Securities Underlying Unexercised Options
Unexercisable
(#)

 Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options
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
($)

 Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested
(#)

 Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
(#)

Douglas Boateng

1,800,000

2,700,000

N/A

$0.20

11/29/2020

N/A

N/A

N/A

N/A

Harpreet Sangha

3,600,000

5,400,000

N/A

$0.20

11/29/2020

N/A

N/A

N/A

N/A

Herminder Rai

400,000

600,000

N/A

$0.20

11/29/2020

N/A

N/A

N/A

N/A

Compensation of Directors

Except as disclosed below, we did not pay our directors any fees or other compensation for acting as directors during our fiscal year ended May 31, 2011.  Certain of our current or former directors serve or have served as officers of the Company, and any compensation they received due to their service as an officer is disclosed in the tables above and is not included in the table below.

Director Compensation

Name and Principal Position

 Fees earned or paid in cash
($)

 Stock
Awards
($)

 Option
Awards
($)

 Non-Equity Incentive Plan Compen-sation
($)

 Nonqualified Deferred Compen-sation Earnings
($)

 All Other Compen-sation
($)

 Total
($)

Harpreet Singh Sangha (1)

N/A

N/A

N/A

N/A

N/A

N/A

N/A

Douglas Boateng (2)

N/A

N/A

N/A

N/A

N/A

N/A

N/A

Honorable Joseph Rugumyamheto(3)

$15,268

Nil

Nil

Nil

Nil

Nil

$15,268

Wenqin Zhang(3)

Nil

Nil

Nil

Nil

Nil

Nil

Nil

Reginald Mengi

Nil

Nil

$3,476,431

Nil

Nil

Nil

$3,476,431

Reyno Scheepers

Nil

Nil

$1,390,572

Nil

Nil

Nil

$1,390,572

(1)     See summary compensation table above.  Mr. Sangha resigned as a director on June 21, 2011.

(2)     See summary compensation table above.

(3)     Mr. Rugumyamheto and Mr. Zhang resigned effective September 6, 2011.

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

Title of class

Name and address of beneficial owner(1)

 Amount and nature
of beneficial owner(2)

Percentage of class(3)

Officers and Directors

Common Stock

Reginald Mengi(1)

143,333,333(4)

47.4%

Common Stock

Reyno Scheepers(1)

4,000,000(5)

1.3%

Common Stock

Douglas Boateng(1)

4,500,000(6)

1.5%

Common Stock

Herminder Rai(1)

1,000,000(7)

Less than 1%

Common Stock

All executive officers and directors as a group (four persons)

152,833,333

49.0%

1.  The address of our officers and directors our Company's address, which is Suite 500-666 Burrard Street, Vancouver, British Columbia, Canada,V6C 3P6.

2.  Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

3.  Based on 292,416,653 shares of our common stock issued and outstanding as of September 9, 2011.

4.  Includes 133,333,333 shares held by IPP Gold Limited and 10,000,000 options held by Mr. Mengi. The options vest as to 2,000,000 on November 29, 2010; 2,000,000 on May 29, 2011; 2,000,000 on November 29, 2011; 2,000,000 on May 29, 2012 and the remaining 2,000,000 on November 29, 2012.

5.  The options vest as to 800,000 on November 29, 2010; 800,000 on May 29, 2011; 800,000 on November 29, 2011; 800,000 on May 29, 2012 and the remaining 800,000 on November 29, 2012.

6.  The options vest as to 900,000 on November 29, 2010; 900,000 on May 29, 2011; 900,000 on November 29, 2011; 900,000 on May 29, 2012 and the remaining 900,000 on November 29, 2012.

7.  The options vest as to 200,000 on November 29, 2010; 200,000 on May 29, 2011; 200,000 on November 29, 2011; 200,000 on May 29, 2012 and the remaining 200,000 on November 29, 2012.

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

During the year ended May 31, 2011, the Company incurred $238,823 of consulting fees included in general and administrative expenses ($161,773 with respect to Harpreet Sangha, our former CEO and President, and $77,050 with respect to Herminder Rai, our Chief Financial Officer). During the year ended May 31, 2010, the Company incurred $177,859 of consulting fees included in general and administrative expenses ($120,000 with respect to Mr. Sangha and $57,859 with respect to Mr. Rai).

During the year ended May 31, 2011, the Company reimbursed $180,732 (2010 - $125,617) of expenses incurred on behalf of the Company, in each case to Mr. Sangha.

On September 20, 2010, Mr. Sangha converted $614,352 of related party debt into 5,000,000 units. Each unit consisted of one share of the Company's common stock and one share purchase warrant to purchase an additional share of common stock at $0.25 for two years.  Due to an error, the Company issued units for $133,814 more than was owing to Mr. Sangha.  During the year ended May 31, 2011, Mr. Sangha paid $120,000 of subscriptions for the shares, and the remaining $13,814 subsequent to the end of the period. As a result, $13,814 was included in subscriptions receivable at May 31, 2011. The Company recorded stock based compensation of $3,035,505, equal to the difference between the fair value of the units of $3,785,505 and the $750,000 of debt settled and subscriptions received as stock based compensation.

As at May 31, 2011, the Company was indebted to Mr. Sangha for $Nil (2010 - $738,059). As at May 31, 2011, the Company was indebted to Mr. Rai for $1,112 (2010 - $6,169). The amounts due are non-interest bearing, unsecured and due on demand.

During the year ended May 31, 2011, the Company paid consulting fees of $30,458 (2010 - $Nil) to a relative of Mr. Sangha.

During the year ended May 31, 2011, the Company paid directors fees of $15,268 (2010 - $Nil).

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Manning Elliott served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended May 31, 2011 and 2010.  Aggregate fees for professional services rendered to us by our auditor are set forth below:

 Year Ended
May 31, 2011

 Year Ended
May 31, 2010

Audit Fees

$69,000

$55,850

Audit-Related Fees

$Nil

$Nil

Tax Fees

$22,500

Nil

All Other Fees

Nil

Nil

Total

$91,500

$55,850

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

3.1(1)

Articles of Incorporation

3.2(12)

Certificate of Amendment to Articles of Incorporation

3.3(3)

Amended Bylaws, as amended on September 5, 2006

10.1(4)

Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.

10.2(4)

Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.

10.3(4)

Asset Purchase Agreement with Megadeposit Explorers Ltd.

10.4(5)

Amendment No. 1 to Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.

10.5(5)

Amendment No. 1 to Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.

10.6(5)

Amendment No. 1 to Asset Purchase Agreement with Megadeposit Explorers Ltd.

10.7(6)

Amendment No. 2 to Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.

10.8(6)

Amendment No. 2 to Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.

10.9(6)

Amendment No. 2 to Asset Purchase Agreement with Megadeposit Explorers Ltd.

10.10(7)

Strategic Alliance Agreement between the Company and Canaco

10.11(8)

Option Agreement between the Company and Canaco

10.12(9)

Amendment Not. 1 to Strategic Alliance Agreement between the Company and Canaco

10.13(9)

Kwadijava Option Agreement

10.14(9)

Negero Option Agreement

10.15(10)

Joint Venture Agreement with Mkuvia Maita

10.16(11)

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

10.23(17)

August 2010 Stock Incentive Plan

10.24(18)

Mineral Property Acquisition Agreement between the Company and IPP Gold Limited, dated September 15, 2010, ratified by the Company's Board of Directors on September 21, 2010.

10.26*

November 2010 Stock Incentive Plan

10.27(19)

Mineral Property Acquisition Agreement between the Company and Handeni Resources Limited, dated August 5, 2011

14.1(2)

Code of Ethics

21.1

 Subsidiaries of the Registrant:
a.  Douglas Lake Tanzania Limited (Tanzania)
b. DLM Tanzania Limited (Tanzania)

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

*      Filed herewith.

(1)   Incorporated by reference to Form SB-2 Registration Statement filed on July 22, 2004.

(2)   Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2005.

(3)   Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2006.

(4)   Incorporated by reference to Current Report on Form 8-K filed on August 4, 2005.

(5)   Incorporated by reference to Current Report on Form 8-K filed on November 21, 2005.

(6)   Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended November 30, 2005.

(7)   Incorporated by reference to Current Report on Form 8-K filed on May 4, 2006.

(8)   Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended August 31, 2006.

(9)   Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended August 31, 2007.

(10)   Incorporated by reference to Current Report on Form 8-K filed on August 6, 2008.

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

(13) Incorporated by reference to Current Report on Form 8-K filed on July 16, 2009

(14) Incorporated by reference to Registration Statement Form S-8 filed on December 30, 2008.

(15) Incorporated by reference to Current Report on Form 8-K filed on November 13, 2009.

(16) Incorporated by reference to Current Report on Form 8-K filed on June 21, 2010.

(17) Incorporated by reference to Annual Report on Form 10-K for the year ended May 31, 2010.

(18) Incorporated by reference to Current Report on Form 8-K filed on September 27, 2010.

(19) Incorporated by reference to Current Report on Form 8-K filed on August 10, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS LAKE MINERALS INC.

By:     "Douglas Boateng"

            Douglas Boateng

            Chief Executive Officer and a director

            Date:   September 13, 2011

By:      "Herminder Rai"

             Herminder Rai

             Chief Financial Officer, Secretary and Treasurer

             Date:   September 13, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

 "Douglas Boateng"
Douglas Boateng

President, Chief Executive Officer and a director

September 13, 2011

 "Reginald Mengi"
Reginald Mengi

Chairman of the Board and Director

September 13, 2011

 "Herminder Rai"
Herminder Rai

Chief Financial Officer, Secretary and Treasurer

September 13, 2011

 "Reyno Scheepers"
Reyno Scheepers

Director

September 13, 2011

__________