Form 10-Q
period 2011-08-31
Douglas Lake Minerals Inc.
filed 2011-10-21
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
          QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

☐
          TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:          000-50907

DOUGLAS LAKE MINERALS INC.

(Exact name of registrant as specified in its charter)

Nevada

98-0430222

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

 Suite 500, 666 Burrard Street
Vancouver, British Columbia, Canada

V6C 3P6

(Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  292,416,653 shares of common stock as of October 21, 2011.

DOUGLAS LAKE MINERALS INC.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

August 31, 2011

INDEX

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve risks and uncertainties regarding the market price of copper, availability of funds, government regulations, permitting, common share prices, operating costs, capital costs, outcomes of ore reserve development, recoveries  and other factors.  Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology.  Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended May 31, 2011, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the "SEC").  These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.                Financial Statements

The following unaudited interim financial statements of Douglas Lake Minerals Inc.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. dollars)

 August 31,
2011
$

 May 31,
2011
$

 (Unaudited)

ASSETS

Current Assets

Cash

6,432,454

6,795,474

Amounts receivable

217,211

654,614

Marketable securities (Note 10)

4,040,000

4,000,000

Prepaid expenses and deposits (Note 3)

1,374,710

2,036,011

Total Current Assets

12,064,375

13,486,099

Property and Equipment (Note 4)

374,617

305,936

Total Assets

12,438,992

13,792,035

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable

208,897

179,102

Accrued liabilities (Note 7)

313,669

312,848

Due to related parties (Note 5(e))

-

1,112

Total Liabilities

522,566

493,062

Commitments and Contingencies (Notes 1, 6 and 11)

Stockholders' Equity

 Common Stock
   Authorized: 500,000,000 shares, $0.001 par value
   Issued and outstanding: 292,416,654 shares (May 31, 2011 - 292,416,654 shares)

292,417

292,417

Additional Paid-in Capital

112,103,731

111,925,974

Subscriptions Receivable

-

(13,814)

Common Stock Subscribed (Notes 6 and 11(a))

2,253,000

2,253,000

Donated Capital

109,000

109,000

Accumulated Other Comprehensive Income

1,280,000

1,240,000

Deficit Accumulated During the Exploration Stage

(104,121,722)

(102,507,604)

Total Stockholders' Equity

11,916,426

13,298,973

Total Liabilities and Stockholders' Equity

12,438,992

13,792,035

(The accompanying notes are an integral part of these consolidated financial statements)

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

 Accumulated
from January 5, 2004
(Date of Inception) to

 For the
Three Months Ended

 For the
Three Months Ended

August 31,

August 31,

August 31,

2011

2011

2010

$

$

$

Revenue

-

-

-

Expenses

Amortization

114,622

35,994

5,518

Consulting

21,729,887

471,522

1,154,097

General and administrative

1,632,483

44,565

16,357

Impairment of mineral property acquisition costs

77,492,074

-

-

Mineral property exploration costs

3,160,192

721,476

160,000

Professional

1,793,909

231,742

36,573

Rent

223,643

32,731

9,423

Travel

1,620,077

76,088

29,065

Total Expenses

107,766,887

1,614,118

1,411,033

Net Loss Before Other Expense

(107,766,887)

(1,614,118)

(1,411,033)

Other Income (Expense)

Gain on write-down of accounts payable

86,219

-

-

Mineral property option payments received

3,616,017

-

350,000

Loss on sale of investment securities

(57,071)

-

-

Net Loss

(104,121,722)

(1,614,118)

(1,061,033)

Other Comprehensive Income

Unrealized gain on marketable securities

1,280,000

40,000

-

Comprehensive Loss

(102,841,722)

(1,574,118)

(1,061,033)

Net Loss Per Share - Basic and Diluted

(0.01)

(0.01)

Weighted Average Shares Outstanding

292,417,000

73,165,000

(The accompanying notes are an integral part of these consolidated financial statements)

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

 Accumulated
from January 5, 2004
(Date of Inception) to
August 31,
2011

 For the
Three Months
 Ended
August 31,
2011

 For the
Three Months
Ended
August 31,
2010

$

$

$

Operating Activities

Net loss

(104,121,722)

(1,614,118)

(1,061,033)

    Adjustments to reconcile net loss to net cash used in operating activities:

Amortization

114,622

35,994

5,518

Donated services and rent

9,000

-

-

Impairment of mineral property acquisition costs

77,492,074

-

-

Loss on sale of investment securities

57,071

-

-

Mineral property option payments received

(156,017)

-

-

Stock-based compensation

18,235,540

177,757

1,070,527

Gain on write-down of accounts payable

(86,219)

-

-

Write off of equipment

3,693

-

3,693

Shares received from mineral property option payment

(2,760,000)

-

-

Changes in operating assets and liabilities:

Prepaid expenses and deposits

(1,591,921)

1,098,704

(23,795)

Accounts payable and accrued liabilities

(90,173)

30,616

(43,244)

Due to related parties

853,943

(1,112)

(86,298)

Net Cash Used in Operating Activities

(12,040,109)

(272,159)

(134,632)

Investing Activities

Mineral property acquisition costs

(697,677)

-

-

Proceeds from mineral property options

600,000

-

-

Purchase of property and equipment

(492,932)

(104,675)

(1,375)

Net Cash Used In Investing Activities

(590,609)

(104,675)

(1,375)

Financing Activities

Checks issued in excess of funds on deposit

-

-

(3,313)

Proceeds from issuance of common stock

20,384,363

-

150,000

Share issuance costs

(1,321,191)

-

-

Receipt of stock subscriptions

-

13,814

-

Net Cash Provided By Financing Activities

19,063,172

13,814

146,687

Increase (Decrease) in Cash

6,432,454

(363,020)

10,680

Cash - Beginning of Period

-

6,795,474

-

Cash - End of Period

6,432,454

6,432,454

10,680

Non-cash Investing and Financing Activities

    Amount owing pursuant to mineral license acquisition agreements included in accrued liabilities

250,000

-

-

Common shares issued to settle related party payable

619,306

-

Common shares subscribed for mineral licenses acquired

2,203,000

-

-

Common shares issued for mineral licenses acquired

74,796,750

-

-

Shares gifted to the Company to settle liabilities

100,000

-

-

    Investment securities received and sold by the President of the
Company on behalf of the Company

79,603

-

-

Supplemental Disclosures

Interest paid

-

-

-

Income taxes paid

-

-

-

(The accompanying notes are an integral part of these consolidated financial statements)

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of August 31, 2011

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at August 31, 2011, the Company has cash on hand of $6,432,454 and has accumulated losses of $104,121,722 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.     Summary of Significant Accounting Policies

a)     Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. Beijing Dao Hu Investment -Consulting, Ltd., (Beijing Dao) a Chinese company previously wholly-owned, was consolidated on May 31, 2010.  During the year ended May 31, 2011, the Company dissolved Beijing Dao; and the dissolution is immaterial to the financial statements. In June 2011 the Company incorporated a new wholly-owned subsidiary, DLM Tanzania Limited which undertakes mineral property exploration activities in Tanzania. The Company also has a wholly-owned non-operating Tanzanian subsidiary. All significant intercompany transactions and balances have been eliminated. The Company's fiscal year-end is May 31.

b)     Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended May 31, 2011, included in the Company's Annual Report on Form 10-K filed on September 13, 2011 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at August 31, 2011, and the results of its operations and cash flows for the interim periods ended August 31, 2011 and 2010. The results of operations for the three months ended August 31, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of August 31, 2011

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

e)     Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2011 and 2010, the Company's only component of other comprehensive income and accumulated other comprehensive income is an unrealized fair value gain on available for sale marketable securities.

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

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of August 31, 2011

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

k)     Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440 Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any assets retirement obligations as of August 31, 2011 and May 31, 2011.

l)     Financial Instruments

ASC 825, Financial Instruments requires an entity to maximize the use of observable inputs and the fair value of financial instruments, which include cash, amounts receivable, marketable securities, and accounts payable  were estimated to approximate their carrying values due to the immediate or short-term maturities of these financial instruments.

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

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of August 31, 2011

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

3.     Prepaid Expenses

The components of prepaid expenses are as follows:

 August 31,
2011
$

 May 31,
2011
$

General and administrative

80,090

264,575

Professional fees

10,343

30,616

Rent

265,891

116,472

Travel and exploration expenses

1,018,386

1,624,348

1,374,710

2,036,011

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of August 31, 2011

(Expressed in U.S. dollars)

(unaudited)

4.     Property and Equipment

August 31,

May 31,

2011

2011

Accumulated

Net Book

Net Book

Cost

Amortization

Value

Value

$

$

$

$

Automobiles

325,488

80,224

245,264

220,234

Office equipment

155,837

27,740

128,097

83,760

Software

2,743

1,487

1,256

1,942

484,068

109,451

374,617

305,936

5.     Related Party Transactions and Balances

a)     During the three months ended August 31, 2011, the Company incurred $45,000 (2010 - $nil) of consulting fees to the President.

b)     During the three months ended August 31, 2011, the Company paid consulting fees of $15,441 (2010 - $30,000) to the former CEO.

c)     During the three months ended August 31, 2011, the Company paid consulting fees of $20,094 (2010 - $18,703) to the CFO

d)     During the three months ended August 31, 2011, the Company reimbursed $nil (2010 - $141,134) for expenses incurred on behalf of the Company.

e)     As at August 31, 2011, the Company was indebted to the Chief Financial Officer of the Company for $nil (May 31, 2011 - $1,112). The amounts due are non-interest bearing, unsecured and due on demand.

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

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of August 31, 2011

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

During fiscal 2010 the Company recognized $350,000 in other income for the receipt of option payments (i) (ii) and (iii).

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

ii)    $150,000 (received) plus the issuance of four million restricted shares of common stock of RCR, with an agreed upon value of $0.80 per share for a deemed valuation of $3,200,000, within 30 days of the receipt of Certificates of Acknowledgement for all underlying and related Agreements from the Commissioner for Minerals in Tanzania as required by the Mining Act of Tanzania (Certificates of Acknowledgement received August 12, 2010). The four million restricted shares of common stock of RCR were issued to the Company on December 16, 2010 and had a fair market value totalling $2,760,000 based on RCR's quoted stock price on that date.

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

On June 3, 2010, the Company and RCR incorporated Ruby Creek Resources (Tanzania) Limited ("Ruby Creek Tanzania") to manage the mining operations in the Mkuvia Gold Project in Tanzania. Ruby Creek Resources (Tanzania) Limited, a joint venture company (the "Joint Venture Company"), is owned by Ruby Creek Resources (70%), the Company (25%) and Mr. Mkuvia Maita (5%).

During fiscal 2011 the Company recognized a total of $3,110,000 in other income for the receipt of the shares at fair market value and the option payments (i) and (ii). The Company has not yet received the $450,000 subsequent option payment (iii) as of October 21, 2011 which is overdue and the agreement is in default. The Company is currently investigating through local counsel the registration particulars of prospecting licenses numbered 5664/2009 and 5669/2009, which form a part of the current Joint Venture Company project.  This investigation relates to the reported registration of prospecting licenses numbered 5664/2009 and 5669/2009 to a third party without the Company's approval, in unclear circumstances.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of August 31, 2011

(Expressed in U.S. dollars)

(unaudited)

6.     Mineral Properties (continued)

c)     On April 27, 2006, the Company entered into a Strategic Alliance Agreement with Canaco Resources Inc. ("Canaco"), a Canadian public company. Under the terms of the agreement, Canaco paid $350,000 (received during fiscal 2007) to the Company, and will provide technical management and fund the initial assessment of each of the prospects in Tanzania, in order to earn up to a 70% undivided interest in the prospects. The $350,000 payment can be allocated at Canaco's discretion to cash payments owing under subsequent option agreements. On November 1, 2007, Canaco allocated $75,000 of the payment as the cash consideration owed under the Morogoro option agreement which was subsequently abandoned by Morogoro. In connection with this agreement, the Company is required to issue 200,000 restricted shares of common stock. The Company determined the fair value of the 200,000 shares to be $88,000. The 200,000 shares have not been issued as at August 31, 2011, and $88,000 is included in common stock subscribed.

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

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of August 31, 2011

(Expressed in U.S. dollars)

(unaudited)

6.     Mineral Properties (continued)

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

7.     Accrued Liabilities

The components of accrued liabilities are as follows:

 August 31,
2011
$

 May 31,
2011
$

Consulting fees

-

-

Mineral property expenditures

250,000

250,000

Professional fees

63,669

52,848

General and administrative expenses

-

10,000

Total Accrued Liabilities

313,669

312,848

8.     Stock Options

The Company adopted a Stock Option Plan dated April 27, 2007, (the "2007 Stock Option Plan"), under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. At August 31, 2011, the Company had no shares of common stock available to be issued under the 2007 Stock Option Plan.

The Company adopted an additional Stock Option Plan dated October 20, 2008 (the "2008 Stock Option Plan"), under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. At August 31, 2011, the Company had no shares of common stock available to be issued under the 2008 Stock Option Plan. On August 11, 2010, the Company granted stock options to acquire 3,800,000 common shares at a price of $0.05 per share exercisable for 10 years.

The Company adopted an additional Stock Option Plan dated August 11, 2010 (the "August 2010 Stock Option Plan"), under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common shares. At August 31, 2011, the Company had no shares of common stock available to be issued under the August 2010 Stock Option Plan. On August 11, 2010, the Company granted stock options to acquire 6,000,000 common shares at a price of $0.05 per share exercisable for 10 years.

The Company adopted an additional Stock Option Plan dated November 29, 2010 (the "November 2010 Stock Option Plan"), under which the Company is authorized to grant stock options to acquire up to a total of 40,000,000 shares of common shares. On June 21, 2011, 5,400,000 unvested options were forfeited. At August 31, 2011, the Company had 11,900,000 shares of common stock available to be issued under the November 2010 Stock Option Plan.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the three months ended August 31, 2011 was $nil per share (2010 - $0.11). During the three months ended August 31, 2011, the Company recorded stock-based compensation of $177,757 (2010 - $1,070,527) related to the grant of stock options as consulting expense.

The weighted average assumptions used are as follows:

Three months Ended

 August 31,
2011

 August 31,
2010

Expected dividend yield

-

0%

Risk-free interest rate

-

2.71%

Expected volatility

-

159%

Expected option life (in years)

-

10.00

The total intrinsic value of stock options exercised during the three months ended August 31, 2011, was $nil (2010 - $686,000).

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of August 31, 2011

(Expressed in U.S. dollars)

(unaudited)

8.     Stock Options (continued)

The following table summarizes the continuity of the Company's stock options:

 Number of
Options
#

 Weighted
Average
Exercise Price
$

 Weighted
Average
Remaining
Contractual
Term
(years)

 Aggregate
Intrinsic
Value
$

Outstanding, May 31, 2011

36,493,333

0.21

8.93

-

Forfeited

(5,400,000)

Outstanding, August 31, 2011

31,093,333

0.21

8.57

4,986,533

Exercisable, August 31, 2011

16,393,333

0.22

7.96

2,487,533

A summary of the status of the Company's non-vested stock options as of August 31, 2011, and changes during the three months ended August 31, 2011 is presented below:

Non-vested stock options

Number of Shares

 Weighted
Average
Grant Date
Fair Value

$

Non-vested at May 31, 2011

20,100,000

0.36

Granted

-

-

Forfeited

(5,400,000)

0.35

Vested

-

-

Non-vested at August 31, 2011

14,700,000

0.36

As at August 31, 2011, there was $2,362,761 of total unrecognized compensation cost related to non-vested stock option agreements. That cost is expected to be recognized over a weighted average period of 1.25 years.

The stock options outstanding are exercisable for cash or on a cashless exercise basis using a prorated formula whereby the number of shares issuable is equal to (a) the average closing price for the five days prior to exercise date ("ACP") in excess of the exercise price, divided by (b) the exercise price multiplied by (c) the number of options exercised. During the three months ended August 31, 2011, no cashless stock options were exercised (2010 - 9,800,000).

9.     Share Purchase Warrants

The following table summarizes the continuity of the Company's share purchase warrants:

 Number of
Warrants

 Weighted Average Exercise Price
$

Balance, May 31, 2011

53,416,417

0.33

Issued

300,000

0.30

Exercised

-

-

Expired

-

-

Balance, August 31, 2011

53,716,417

0.33

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of August 31, 2011

(Expressed in U.S. dollars)

(unaudited)

9.     Share Purchase Warrants (continued)

As at August 31, 2011, the following common share purchase warrants were outstanding:

Number of Warrants

Exercise Price

Remaining Contractual Life (years)

$

5,000,000

0.25

1.06

20,000,000

0.075

1.36

11,285,494

0.52

1.03

3,576,768

0.52

1.06

13,554,155

0.52

2.08

300,000

0.30

0.85

53,716,417

10.   Marketable Securities

August 31, 2011

 Cost
$

 Fair Value Based On Quoted Market Price
$

Accumulated
Unrealized
 Gains
$

Ruby Creek Minerals Inc., 4,000,000 common shares

2,760,000

4,040,000

1,280,000

11.   Commitments

a)     On January 9, 2006, the Company entered into a consulting agreement for a term of three months for consideration of $75,000 cash (paid in fiscal 2006 by a director on behalf of the Company) and 150,000 shares of common stock (100,000 shares transferred to the consultant by related parties during fiscal 2006). As at August 31, 2011, 50,000 shares of common stock are owed to the consultant. As at August 31, 2011, the fair value of $50,000 for these shares owed is included in common stock subscribed.

b)     On August 5, 2011, the Company entered into a Mineral Property Acquisition Agreement (the "Acquisition Agreement") with Handeni Resources Limited ("Handeni Resources"). This Acquisition Agreement is a related party transaction as the Company's Chairman owns Handeni Resources. The Acquisition Agreement provides the Company with an exclusive option (the "Option") to acquire from Handeni Resources a 100% interest in area of approximately 2.67 square kilometers located in the Handeni District of Tanzania (the "Property"). The Property is adjacent to the area covered by the Company's four existing prospecting licenses (totalling approximately 800 square kilometers) in the Handeni District. In order to keep the Option in good standing during the thirty-day period starting on August 5, 2011 (the "Option Period"), the Company is required to issue by the end of the Option Period an aggregate of 15,000,000 restricted common shares and pay all underlying option, regulatory and governmental payments and assessment work required to keep the mineral property interests in good standing during the Option Period. Subsequently the Option Period was extended such that the latest closing date is November 3, 2011, and as of October 21, 2011 the Option Acquisition Agreement has not closed.

c)     The Company is committed to the payment of a cash fee of 7% within 48 hours of the receipt of proceeds from the exercise of any warrants attached to the 17,757,777 units sold by Rodman & Renshaw in the March 2011 private placements.

d)     The Company is committed to the payment of a cash fee of 7% of the purchase price and the issuance of warrants equal to 7% of the shares issued with respect to any public or private financing provided by investors whom Rodman & Renshaw introduced, directly or indirectly, in the March 2011 private placements within 24 months of the closing of the March 2011 private placements.

Douglas Lake Minerals Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements as of August 31, 2011

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

13.     Subsequent Event

Subsequent to the period ended August 31, 2011, 3,600,000 options were forfeited.

Item 2.                Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended August 31, 2011 and 2010 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended August 31, 2011 and 2010.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements.

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

We obtained a Technical Report on the Handeni Property (the "Handeni Report"), dated April 25, 2011, as prepared at our request by Avrom E. Howard, MSc, FGA, PGeol (Ontario), Principal Consultant at Nebu Consulting LLC.  Mr. Howard is a Qualified Person in accordance with Canadian National Instrument 43-101 Standards for Disclosure of Mineral Projects and its Companion Policy ("NI 43-101") and is a Practicing Professional Geologist registered with the Association of Professional Geoscientists of Ontario (registration number 0380).  The Handeni Report follows on the heels of a detailed geological compilation and exploration report prepared in 2010 by Dr. Reyno Scheepers, a South African professional geologist who is an officer and director of our Company.  Upon independent review by, and to the satisfaction of Mr. Howard, much of the contact from Dr. Scheepers's report has been referred to and referenced in the Handeni Report.

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

Prior Exploration Activities

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

  Historical placer and lode artisanal mining was a guide to Magambazi's potential;

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

This represents a considerable body of work remaining to be done, work that will require up to two years to complete.  A generalized budget for this program is set forth in the following table:

EXPLORATION WORK

BUDGET (US$)

Airborne Geophysics

1,250,000

Ground Geophysics

250,000

Mapping, trenching, sampling, etc.

750,000

Drilling

2,250,000

Sundry & contingencies

500,000

TOTAL

$5,000,000

The Company's Recent Exploration Activities

During the quarter ended August 31, 2011, we conducted soil sampling and ground geophysical work on the Handeni West Kwandege target, and we commenced diamond drilling in July 2011.  A total of 5,000 meters of drilling is planned for the first phase of exploratory drilling within an area of approximately 7.2 square kilometers of the currently defined target of 18 square kilometers.

In August 2011, we completed a ground IP (Induced Polarization / Resistivity) and ground magnetic geophysical survey over an approximately 4 square kilometer surveyed grid on the Handeni East Magambazi target and we commenced diamond drilling.  A total of 5,000 meters of drilling is planned for the first phase of exploratory drilling within an area of approximately 6 square kilometres.

Also in August 2011, we commenced a helicopter-borne Electromagnetic and Radiometric Survey on all 800 square kilometres of the Handeni property, which we completed in October 2011.

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

  $100,000 within five business days of signing of the Agreement (received);

  $150,000 within 15 business days of signing of the Agreement (received);

  $100,000 upon satisfactory completion of Ruby Creek's due diligence (received);

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

  $200,000 due within seven days of execution of the agreement (received);

  $150,000 (received) plus the issuance of 4 million restricted shares of common stock of Ruby Creek, with an agreed upon value of $0.80 per share for a stated valuation of $3.2 million, within 30 days of the receipt of Certificates of Acknowledgement for all underlying and related Agreements from the Commissioner for Minerals in Tanzania as required by the Mining Act of Tanzania (Certificates of Acknowledgement received August 12, 2010, and shares issued on December 16, 2010);

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

The ownership structure of the interest in the Mkuvia Alluvial Gold Project shall be a 70% interest for Ruby Creek, a 25% interest for Douglas Lake, and a 5% interest for Mr. Mkuvia Maita, the original owner of the underlying prospecting licenses. In addition, Mr. Maita retains a 3% net smelter royalty. However, the Agreement also provides that Ruby Creek may increase its ownership position from a 70% interest to 75%, reducing our position to 20%, by giving Notice to us and paying $1,000,000 to us by June 1, 2011 (not paid).

On June 3, 2010, the Company and Ruby Creek incorporated Ruby Creek Resources (Tanzania) Limited ("Ruby Creek Tanzania") to manage the mining operations in the Mkuvia Gold Project in Tanzania. Ruby Creek Resources (Tanzania) Limited, a joint venture company (the "Joint Venture Company"), is owned by Ruby Creek (70%), the Company (25%) and Mr. Mkuvia Maita (5%). The Company is currently investigating through local counsel the registration particulars of prospecting licenses numbered 5664/2009 and 5669/2009, which form a part of the current Joint Venture Company project.  This investigation relates to the reported registration of prospecting licenses numbered 5664/2009 and 5669/2009 to a third party without the Company's approval, in unclear circumstances.

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

Pursuant to the terms of the Acquisition Agreement, in order to keep the Option in good standing during the thirty-day period starting on August 5, 2011 (the "Option Period", which period has been extended to November 3, 2011 upon the mutual agreement of our Company and Handeni Resources), we are required to provide the following consideration to Handeni Resources:

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

At August 31, 2011, we had cash of $6,432,454 and a working capital of $11,541,809.  As such, we estimate we will have sufficient funds to cover our planned operations over the next twelve months. However, our actual expenditures may exceed our estimations such that we may need to receive additional funds to fund our planned operations over the next twelve months, either through the sale of capital stock or from borrowing. If we are not able to obtain financing in the amounts required or on terms that are acceptable to us, we may be forced to scale back, or abandon, our plan of operations.

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

Results of Operations

The following table sets out our loss for the periods indicated:

 Accumulated
from January 5, 2004
(Date of Inception) to
August 31,
2011
$

 For the Three
Months Ended
August 31,
2011
$

 For the Three
Months Ended
August 31,
2010
$

Revenue

-

-

-

Expenses

Amortization

114,622

35,994

5,518

Consulting

21,729,887

471,522

1,154,097

General and administrative

1,632,483

44,565

16,357

Impairment of mineral property acquisition costs

77,492,074

-

-

Mineral property exploration costs

3,160,192

721,476

160,000

Professional

1,793,909

231,742

36,573

Rent

223,643

32,731

9,423

Travel

1,620,077

76,088

29,065

Total Expenses

107,766,887

1,614,118

1,411,033

Net Loss Before Other Expense

(107,766,887)

(1,614,118)

(1,411,033)

Other Income (Expense)

Gain on write-down of accounts payable

86,219

-

-

Mineral property option payments received

3,616,017

-

350,000

Loss on sale of investment securities

(57,071)

-

-

Net Loss

(104,121,722)

(1,614,118)

(1,061,033)

Other Comprehensive Income

Unrealized gain on marketable securities

1,280,000

40,000

-

Comprehensive loss

(102,841,722)

(1,574,118)

(1,061,033)

Revenues

We had no operating revenues since our inception (January 5, 2004) to August 31, 2011.  We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

Our expenses in the three months ended August 31, 2011 increased to $1,614,118 from $1,411,033 in the three months ended August 31, 2010, primarily as a result of increased mineral property exploration costs associated with our work on the Handeni project.

Net Loss and Comprehensive Loss

Our net loss for the three months ended August 31, 2011 was $1,614,118, compared to $1,061,033 for the three months ended August 31, 2010.  Our comprehensive loss for the three months ended August 31, 2011 was $1,574,118, compared to $1,061,033 for the three months ended August 31, 2010.

Liquidity and Capital Resources

We had cash of $6,432,454 and working capital of $11,541,809 at August 31, 2011.

We estimate that our total expenditures over the next twelve months will be approximately $7,000,000, as outlined above under the heading "Plan of Operations".

Net Cash Used in Operating Activities

Net cash used in operating activities was $272,159 during the three months ended August 31, 2011, as compared to $134,632 during the three months ended August 31, 2010.  Net cash used in operating activities from our inception on January 5, 2004 to August 31, 2011 was $12,040,109.

Net Cash Used in Investing Activities

Net cash used in investing activities was $104,675 during the three months ended August 31, 2011 (purchase of property and equipment), as compared to $1,375 used in investing activities during the three months ended August 31, 2010.  Net cash used in investing activities from our inception on January 5, 2004 to August 31, 2011 was $590,609.

Net Cash from Financing Activities

During the three months ended August 31, 2011, we received $13,814 net cash from financing activities (receipt of stock subscriptions), as compared to $146,687 during the three months ended August 31, 2010 ($150,000 in proceeds from the issuance of our common stock offset by $3,313 with respect to checks issued in excess of funds on deposit).  We have funded our business to date primarily from sales of our common stock.  From our inception on January 5, 2004 to August 31, 2011, net cash provided by financing activities was $19,063,172.

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

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2011 and 2010, the Company's only component of other comprehensive income and accumulated other comprehensive income is an unrealized fair value gain on available for sale marketable securities.

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440 Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any assets retirement obligations as of August 31, 2011 and May 31, 2011.

Financial Instruments

ASC 825, Financial Instruments requires an entity to maximize the use of observable inputs and the fair value of financial instruments, which include cash, amounts receivable, marketable securities, and accounts payable  were estimated to approximate their carrying values due to the immediate or short-term maturities of these financial instruments.

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

Item 4.                Controls and Procedures

Disclosure Controls and Procedures

Douglas Boateng, our principal executive officer and Debra Farquharson, our principal financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15, due to the deficiencies in our internal control over financial reporting as described below.

As disclosed in the Company's annual report for our fiscal year ended May 31, 2011, management determined that, during the year ended May 31, 2011, our internal controls and procedures were not effective due to material weaknesses.  Management identified the following material weaknesses in internal control over financial reporting as of our fiscal year ended May 31, 2011:

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

As disclosed in the Company's annual report for our year ended May 31, 2011, management believes that the material weaknesses set forth above did not have a material affect on the Company's financial results for the year ended May 31, 2011. However, management believes that the lack of a functioning audit committee and lack of a majority of independent directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact the Company's financial statements for the future years. As a result material errors could occur.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.12(9)

Amendment No. 1 to Strategic Alliance Agreement between the Company and Canaco

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

10.26(20)

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

(20) Incorporated by reference to Annual Report on Form 10-K filed on September 13, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUGLAS LAKE MINERALS INC.

By:        "Douglas Boateng"

              Douglas Boateng

              President, Chief Executive Officer and a director

              Date:   October 21, 2011

By:        "Debra Farquharson"

              Debra Farquharson

              Executive VP, Chief Financial Officer, Secretary and

              Treasurer

              Date:   October 21, 2011