Form 10-Q/A
period 2011-08-31
Douglas Lake Minerals Inc.
filed 2011-11-16
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File Number: 000-50907

DOUGLAS LAKE MINERALS INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0430222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 500, 666 Burrard Street
Vancouver, British Columbia, Canada	V6C 3P6
(Address of principal executive offices)	(Zip Code)

(604) 642-6165
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ x ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [ x ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
292,416,653 shares of common stock as of October 21, 2011.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended August 31, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
3.1(1)	Articles of Incorporation
3.2(12)	Certificate of Amendment to Articles of Incorporation
3.3(3)	Amended Bylaws, as amended on September 5, 2006
10.1(4)	Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.
10.2(4)	Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.
10.3(4)	Asset Purchase Agreement with Megadeposit Explorers Ltd.
10.4(5)	Amendment No. 1 to Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.
10.5(5)	Amendment No. 1 to Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.
10.6(5)	Amendment No. 1 to Asset Purchase Agreement with Megadeposit Explorers Ltd.
10.7(6)	Amendment No. 2 to Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.
10.8(6)	Amendment No. 2 to Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.
10.9(6)	Amendment No. 2 to Asset Purchase Agreement with Megadeposit Explorers Ltd.
10.10(7)	Strategic Alliance Agreement between the Company and Canaco
10.11(8)	Option Agreement between the Company and Canaco
10.12(9)	Amendment No. 1 to Strategic Alliance Agreement between the Company and Canaco
10.13(9)	Kwadijava Option Agreement
10.14(9)	Negero Option Agreement
10.15(10)	Joint Venture Agreement with Mkuvia Maita
10.16(11)	2007 Stock Incentive Plan
10.17(14)	2007 Stock Incentive Plan
10.18(11)	Consulting Agreement with Harpreet Sangha
10.19(11)	Consulting Agreement with Rovingi
10.20(13)	Joint Venture Agreement with Mkuvia Maita dated June 5, 2009
10.21(15)	Agreement with Ruby Creek Resources, Inc. dated November 7, 2009
10.22(16)	Purchase Agreement with Ruby Creek Resources, Inc., dated for reference May 19, 2010

10.23(17)	August 2010 Stock Incentive Plan
10.24(18)	Mineral Property Acquisition Agreement between the Company and IPP Gold Limited, dated September 15, 2010, ratified by the Company’s Board of Directors on September 21, 2010.
10.26(20)	November 2010 Stock Incentive Plan
10.27(19)	Mineral Property Acquisition Agreement between the Company and Handeni Resources Limited, dated August 5, 2011
14.1(2)	Code of Ethics
21.1	Subsidiaries of the Registrant: a. Douglas Lake Tanzania Limited (Tanzania) b. DLM Tanzania Limited (Tanzania)
31.1(21)	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(21)	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(21)	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith.
(1)	Incorporated by reference to Form SB-2 Registration Statement filed on July 22, 2004.
(2)	Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2005.
(3)	Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2006.
(4)	Incorporated by reference to Current Report on Form 8-K filed on August 4, 2005.
(5)	Incorporated by reference to Current Report on Form 8-K filed on November 21, 2005.
(6)	Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended November 30, 2005.
(7)	Incorporated by reference to Current Report on Form 8-K filed on May 4, 2006.
(8)	Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended August 31, 2006.
(9)	Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended August 31, 2007.
(10)	Incorporated by reference to Current Report on Form 8-K filed on August 6, 2008.
(11)	Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2007.
(12)	Incorporated by reference to Current Report on Form 8-K filed on January 27, 2009
(13)	Incorporated by reference to Current Report on Form 8-K filed on July 16, 2009
(14)	Incorporated by reference to Registration Statement Form S-8 filed on December 30, 2008.
(15)	Incorporated by reference to Current Report on Form 8-K filed on November 13, 2009.
(16)	Incorporated by reference to Current Report on Form 8-K filed on June 21, 2010.
(17)	Incorporated by reference to Annual Report on Form 10-K for the year ended May 31, 2010.
(18)	Incorporated by reference to Current Report on Form 8-K filed on September 27, 2010.
(19)	Incorporated by reference to Current Report on Form 8-K filed on August 10, 2011.
(20)	Incorporated by reference to Annual Report on Form 10-K filed on September 13, 2011.
(21)	Incorporated by reference to Quarterly Report on Form 10-Q for quarterly period ended August 31, 2011, field on October 21, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUGLAS LAKE MINERALS INC.

By:	“Douglas Boateng”
Douglas Boateng
President, Chief Executive Officer and a director
Date: November 16, 2011

By:	“Debra Farquharson”
Debra Farquharson
Chief Financial Officer
Date: November 16, 2011