Form 10-Q
period 2011-11-30
Douglas Lake Minerals Inc.
filed 2012-01-17
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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
Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
307,416,654 shares of common stock as of January 12, 2012.

DOUGLAS LAKE MINERALS INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
November 30, 2011

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of copper, availability of funds, government regulations, permitting, common share prices, operating costs, capital costs, outcomes of ore reserve development, recoveries and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended May 31, 2011, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

The following unaudited interim financial statements of Douglas Lake Minerals Inc.(sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. dollars)

	November 30,	May 31,
	2011	2011
	$	$
	(Unaudited)	(Audited)

ASSETS

Current Assets

Cash	4,617,930	6,795,474
Amounts receivable	245,280	654,614
Marketable securities (Note 3)	4,200,000	4,000,000
Prepaid expenses and deposits (Note 4)	480,018	2,036,011

Total Current Assets	9,543,228	13,486,099

Restricted cash equivalent (Note 5)	27,853	–
Mineral licenses (Notes 7 and 8(f))	1,650,000	–
Property and Equipment (Note 6)	373,891	305,936

Total Assets	11,594,972	13,792,035

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	837,771	179,102
Accrued liabilities (Note 9)	289,979	312,848
Due to related parties	–	1,112

Total Liabilities	1,127,750	493,062

Commitments and Contingencies (Notes 1, 7 and 13)

Stockholders’ Equity

Common Stock (Note 10) Authorized: 500,000,000 shares, $0.001 par value Issued and outstanding: 307,416,654 shares (May 31, 2011 – 292,416,654 shares)	307,417	292,417

Additional Paid-in Capital (Note 10)	114,160,678	111,925,974

Subscriptions Receivable	–	(13,814)

Common Stock Subscribed (Notes 7 and 13(a))	2,253,000	2,253,000

Donated Capital	109,000	109,000

Accumulated Other Comprehensive Income (Note 2(e))	1,440,000	1,240,000

Deficit Accumulated During the Exploration Stage	(107,802,873)	(102,507,604)

Total Stockholders’ Equity	10,467,222	13,298,973

Total Liabilities and Stockholders’ Equity	11,594,972	13,792,035

(The accompanying notes are an integral part of these consolidated financial statements)

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Interim Consolidated Statements of Comprehensive Income (Loss)
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	January 5, 2004	For the Three Months Ended		For the Six Months Ended
	(Date of Inception)	November 30,		November 30,
	to November 30,	2011	2010	2011	2010
	2011

Revenue	$-	$-	$-	$-	$-

Expenses
Consulting fees	$22,216,365	$486,478	$6,783,246	$958,000	$7,937,343
Depreciation and amortization	148,210	33,588	5,641	69,582	11,159
Exploration expenses	5,739,753	2,579,561	-	3,301,037	160,000
General and administrative	1,894,063	261,580	43,561	306,145	59,919
Impairment of mineral property	77,492,074	-	60,000,000	-	60,000,000
Professional	2,058,974	265,065	105,213	496,807	141,786
Rent	263,311	39,668	7,262	72,399	16,685
Travel and investor relations	1,734,677	114,600	84,833	190,688	113,898

Total Expenses	111,547,427	3,780,540	67,029,756	5,394,658	68,440,790

Loss From Operations	(111,547,427)	(3,780,540)	(67,029,756)	(5,394,658)	(68,440,790)

Other Income (Expenses)
Gain on write-down of accounts payable	185,465	99,246	102,880	99,246	102,880

Interest income	143	143	-	143	-
Mineral property option payments received	3,616,017	-	-	-	350,000
Loss on sale of investment securities	(57,071)	-	-	-	-
Total other Expenses	3,744,554	99,389	102,880	99,389	452,880

Net Loss	(107,802,873)	(3,681,151)	(66,926,876)	(5,295,269)	(67,987,910)
Other Comprehensive Income
Unrealized gain on marketable securities	1,440,000	160,000	-	200,000	-

Comprehensive Loss	$(106,362,873)	$(3,521,151)	$(66,926,876)	$(5,095,269)	$(67,987,910)

Net Loss per Share - Basic and Diluted		$(0.01)	$(0.33)	$(0.02)	$(0.50)

Basic and Diluted Weighted Average Number of Common Shares Outstanding		292,581,489	201,399,000	292,498,621	136,932,000

(The accompanying notes are an integral part of these consolidated financial statements)

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	January 5, 2004 (Date	For the Six Months Ended
	of Inception) to	November 30,
	November 30, 2011	2011	2010

CASH PROVIDED BY (USED IN):
Operating Activities:
Net loss for the year	$(107,802,873)	$(5,295,269)	$(67,987,910)
Depreciation and amortization	148,210	69,582	11,159
Donated services and rent	9,000	-	-
Impairment of mineral property acquisition costs	77,492,074	-	60,000,000
Loss on sale of investment securities	57,071	-	-
Mineral property option payments	(156,017)	-	-
Stock-based compensation	18,657,487	599,704	7,782,644
Gain on write-down of accounts payable	(185,465)	(99,246)	(102,880)
Write-off of equipment	10,434	6,741	3,693
Shares received from mineral property option payment	(2,760,000)	-	-
Changes in non-cash operating working capital:
Amount receivable	(245,280)	409,334	-
Prepaid expenses and deposits	(480,018)	1,555,993	(25,901)
Accounts payable and accrued liabilities	614,257	735,046	(65,010)
Due to related parties	853,943	(1,112)	(121,482)
Net Cash Used in Operating Activities	(13,787,177)	(2,019,227)	(505,687)

Investing Activities:
Mineral property acquisition costs	(697,677)	-	-
Proceeds from mineral property options	600,000	-	-
Purchase of restricted cash equivalent	(27,853)	(27,853)	-
Purchase of property and equipment	(532,535)	(144,278)	(4,191)
Net Cash Used in Investing Activities	(658,065)	(172,131)	(4,191)

Financing activities:
Checks issued in excess of funds on deposit	-	-	(3,313)
Proceeds from issuance of common stock	20,370,549	-	-
Proceeds from stock subscriptions	13,814	13,814	585,000
Share issuance costs	(1,321,191)	-	-
Net cash provided by Financing Activities	19,063,172	13,814	581,687

Increase (decrease) in cash and cash equivalents	4,617,930	(2,177,544)	71,809

Cash, at beginning of the period	-	6,795,474	-

Cash, at end of the period	$4,617,930	$4,617,930	$71,809

Supplemental Cash Flow Information (Note 16)

(The accompanying notes are an integral part of these consolidated financial statements)

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of November 30, 2011
(Expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on January 5, 2004. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s principal business is the acquisition and exploration of mineral resources located in Tanzania, Africa. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable. To date, the Company has not incurred any asset retirement obligations.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at November 30, 2011, the Company has cash on hand of $4,617,930 and has accumulated losses of $107,802,873 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. Beijing Dao Hu Investment -Consulting, Ltd., (Beijing Dao) a Chinese company previously wholly-owned, was consolidated on May 31, 2010. During the year ended May 31, 2011, the Company dissolved Beijing Dao; and the dissolution is immaterial to the financial statements. In June 2011, the Company incorporated a new wholly-owned subsidiary, DLM Tanzania Limited which undertakes mineral property exploration activities in Tanzania. The Company also has a wholly-owned non-operating Tanzanian subsidiary. All significant intercompany transactions and balances have been eliminated. The Company’s fiscal year-end is May 31.

b)	Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10- Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended May 31, 2011, included in the Company’s Annual Report on Form 10-K filed on September 13, 2011 with the SEC.

The interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at November 30, 2011, and the results of its operations and cash flows for the interim periods ended November 30, 2011 and 2010. The results of operations for the three months and six months ended November 30, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

c)	Use of Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability and useful life of long-lived assets, mineral prospecting licenses, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of November 30, 2011
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

	e)	Comprehensive Income (Loss)

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2011, the Company’s components of other comprehensive income and accumulated other comprehensive income are an unrealized fair value gain on available for sale marketable securities. As at November 30, 2011, the Company has no items that represent other comprehensive loss.

	f)	Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and they comprise cash on hand, deposits held with banks and other highly liquid investments. Highly liquid investments are readily convertible to cash and generally have maturities of three months or less from the time acquired. The Company places its cash and cash equivalents with high quality financial institutions which the Company believes limits credit risk.

	g)	Marketable Securities

The Company reports investments in marketable equity securities at fair value based on quoted market prices. All investment securities are designated as available for sale with unrealized gains and losses included in stockholders’ equity. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses are accounted for on the specific identification method.

The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair value when an other-than-temporary decline has occurred. When determining whether a decline is other-than-temporary, the Company examines (i) the length of time and the extent to which the fair value of an investment has been lower than its carrying value: (ii) the financial condition and near-term prospects of the investee, including any specific events that may influence the operations of the investee such as changes in technology that may impair the earnings potential of the investee: and (iii) the Company’s intent and ability to retain its investment in the investee for a sufficient period of time to allow for any anticipated recovery in market value. The Company generally believes that an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for one year, absent of evidence to the contrary.

	h)	Property and Equipment

Property and equipment consists of office equipment, automobiles and computer software recorded at cost and depreciated on a straight-line basis as follows:

Automobiles	3 years
Computer software	1 year
Office equipment	3 years

i)	Mineral Property Costs

The Company has been in the exploration stage since its inception on January 5, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral prospecting licenses and mineral property acquisition costs are initially capitalized. The Company assesses the carrying costs for impairment under ASC 360, Property, Plant, and Equipment at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of- production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of November 30, 2011
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

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440 Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of November 30, 2011 and May 31, 2011.

	l)	Financial Instruments

ASC 825, Financial Instruments requires an entity to maximize the use of observable inputs and the fair value of financial instruments, which include cash, amounts receivable, marketable securities, and accounts payable were estimated to approximate their carrying values due to the immediate or short-term maturities of these financial instruments.

The Company’s operations are in Canada and Africa, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

The functional and reporting currency of the Company is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with ASC 740 Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average rates are used to translate revenues and expenses.

Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

To the extent that the Company incurs transactions that are not denominated in its functional currency, they are undertaken in Canadian dollars (“Cdn$”) and Tanzanian shillings. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of November 30, 2011
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	o)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505, Equity Based Payments to Non-Employees, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

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

	q)	Reclassification

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Marketable Securities

November 30, 2011
Fair Value
		Based On	Accumulated
		Quoted Market	Unrealized
	Cost	Price	Gains
	$	$	$
Ruby Creek Minerals Inc., 4,000,000 common shares	2,760,000	4,200,000	1,440,000

4.	Prepaid Expenses and Deposits

The components of prepaid expenses and deposits are as follows:

	November 30,	May 31,
	2011	2011
	$	$

General and administrative	55,342	264,575
Professional fees	-	30,616
Rent	194,134	116,472
Travel and exploration expenses	230,542	1,624,348

	480,018	2,036,011

5.	Restricted Cash Equivalent

The Company has pledged a $27,853 (Cdn $28,750) GIC as security held on a corporate credit card.

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of November 30, 2011
(Expressed in U.S. dollars)

6.	Property and Equipment

			November 30,	May 31,
			2011	2011
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$

Automobiles	353,566	102,108	251,458	220,234
Office equipment	158,566	36,970	121,596	83,760
Software	2,987	2,150	837	1,942

	515,119	141,228	373,891	305,936

7.	Mineral Properties

Tanzania, Africa

	a)	Handeni Properties, Tanzania, Africa

On September 21, 2010, the Company completed a Mineral Property Acquisition Agreement with IPP Gold Limited (“IPP Gold”), and the Company acquired four prospecting licences totalling approximately 800 square kilometres, located in the Handeni District of Tanzania (the “Handeni Properties”). IPP Gold retained a 2.5% net smelter royalty (“NSR”) on the Handeni Properties and the Company has the option to reduce the NSR to 1.25% by paying $5,000,000. If the NSR is reduced to 1.25% the maximum NSR for any year is capped at $1,000,000. In any year the NSR payment is less than $1,000,000 the difference between the actual NSR payment and $1,000,000 will be carried forward to subsequent years. In addition if the London spot price for gold is equal to or greater than $1,500 then the NSR will increase from 2.5% to 3%. The Company issued 133,333,333 restricted shares of common stock to IPP Gold to acquire the Handeni Properties and no further payments to IPP Gold in shares or cash is required.

On September 1, 2010, the Company entered into a Transaction Fee Agreement with a consultant for services related to soliciting offers from and in assisting in the negotiation with potential Company financiers, purchasers, acquisition targets and/or joint venture development partners (each such party being a “Potential Investor”). The initial term of the agreement is a period of 60 days and automatically renews monthly unless otherwise specifically renewed in writing by each party or terminated by the Company. Pursuant to the agreement, the Company agreed to pay the consultant a transaction fee for each completed property acquisition transaction in Tanzania (a “Completed Transaction”). The transaction fee is 12.5% of the shares issuable under each Completed Transaction, payable in restricted common shares at the lowest priced security issuable under each Completed Transaction. On September 30, 2010, the Company issued 16,666,667 restricted shares of common stock pursuant to the Transaction Fee Agreement in relation to the acquisition of the Handeni Properties.

The fair value of the 133,333,333 shares of the Company’s common stock issued to IPP Gold pursuant to the Acquisition Agreement and the 16,666,667 shares of the Company’s common stock issued pursuant to the Transaction Fee Agreement totalled $60,000,000.

On November 30, 2010, the capitalized acquisition costs of the Handeni Properties were tested for impairment by the Company’s management as required by ASC 360. Management determined that no positive cash flows from the Handeni Properties could be identified or supported and a full impairment loss was recognized in expenses for the $60,000,000 acquisition cost.

On August 5, 2011, the Company entered a Mineral Property Acquisition Agreement (the “2011 Acquisition Agreement”) with Handeni Resources Limited (“Handeni Resources”), a limited liability company registered under the laws of Tanzania. The Chairman of the Board of Directors of the Company has an existing ownership and/or beneficial interest(s) in Handeni Resources. Pursuant to the 2011 Acquisition Agreement, the Company had an exclusive option to acquire from Handeni Resources a 100% interest in mineral licenses covering an area of approximately 2.67 square kilometres to the east of Magambazi Hill, which is adjacent to the area covered by the Company’s four existing prospecting licenses (totalling approximately 800 square kilometres) in the Handeni District.

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of November 30, 2011
(Expressed in U.S. dollars)

7.	Mineral Properties (continued)

	a)	Handeni Properties, Tanzania, Africa (continued)

On November 30, 2011, the Company completed the 2011 Acquisition Agreement and issued 15,000,000 restricted common shares to Handeni Resources as payment. As at November 30, 2011, the fair market price of the Company’s common stock was $0.11 per share; accordingly, the Company recorded a total fair market value of $1,650,000 as the mineral licenses acquisition cost.

	b)	Mkuvia Alluvial Gold Project, Tanzania, Africa

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

On November 7, 2009, the Company entered into its first agreement with Ruby Creek Resources Inc. (“RCR”) in which RCR has the right to acquire a 70% interest in 125 square kilometres of the Company’s interest in the 380 square kilometres covered by the four prospecting licenses in the Mkuvia Alluvial Gold Project in consideration for $3,000,000 payable as follows:

i)	$100,000 within 5 business days of signing the agreement (received).
ii)	$150,000 within 15 business days of signing the agreement (received).
iii)	$100,000 upon satisfactory completion of RCR due diligence (received).
iv)	$400,000 upon closing and receipt the first mining license.
v)	$750,000 payable within 12 months of closing.
vi)	$750,000 payable within 24 months of closing, and
vii)

$750,000 payable within 36 months of closing. This payment may be made in common shares of RCR. The shares will be valued at the 10 day average trading price of RCR’s common stock prior to the payment date.

RCR can increase its ownership from 70% to 75% by paying an additional $1,000,000 within 12 months of closing.

During fiscal 2010 the Company recognized $350,000 in other income for the receipt of option payments.

On May 24, 2010, in a second agreement (fully executed on June 16, 2010) between RCR and the Company, RCR has to the right to earn a 70% interest in the remaining 255 square kilometres of the 380 square kilometre Mkuvia Alluvial Gold Project by making additional payments totalling $6,000,000 to the Company.

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of November 30, 2011
(Expressed in U.S. dollars)

7.	Mineral Properties (continued)

	b)	Mkuvia Alluvial Gold Project, Tanzania, Africa (continued)

The schedule by which RCR is to pay such $6,000,000 to the Company is as follows:

i)	$200,000 due within seven days of execution of the Agreement (received) with $100,000 applied towards costs of environmental permitting and the initial mining license (applied);
ii)

$150,000 (received) plus the issuance of four million restricted shares of common stock of RCR, with an agreed upon value of $0.80 per share for a deemed valuation of $3,200,000, within 30 days of the receipt of Certificates of Acknowledgement for all underlying and related Agreements from the Commissioner for Minerals in Tanzania as required by the Mining Act of Tanzania (Certificates of Acknowledgement received August 12, 2010). The four million restricted shares of common stock of RCR were issued to the Company on December 16, 2010 and had a fair market value totalling $2,760,000 based on RCR’s quoted stock price on that date.

iii)	$450,000 on June 1, 2011;
iv)	$1,000,000 on June 1, 2012; and
v)	$1,000,000 on June 1, 2013 (which may be satisfied by the issuance of stock by RCR).

Thus, the combined payments under the November 7, 2009 and the May 24, 2010 agreements provide for a total commitment of $9,000,000 payable to the Company by RCR to purchase a 70% interest in the entire 380 square kilometre Mkuvia Alluvial Gold Project. The ownership structure of the interest in the Mkuvia Alluvial Gold Project shall be a 70% interest RCR, a 25% interest for Douglas Lake, and a 5% interest for Mr. Mkuvia Maita, the original owner of the underlying prospecting licenses. In addition, Mr. Maita retains a 3% net smelter royalty. RCR may increase its ownership position from a 70% interest to 75%, reducing the Company’s position to 20%, by giving Notice to the Company and paying $1,000,000 to the Company by June 1, 2011. RCR did not make the payment of $1,000,000 by June 1, 2011, and therefore, its ownership position remains at a 70% interest.

On June 3, 2010, the Company and RCR incorporated Ruby Creek Resources (Tanzania) Limited (“Ruby Creek Tanzania”) to manage the mining operations in the Mkuvia Gold Project in Tanzania. Ruby Creek Resources (Tanzania) Limited, a joint venture company (the “Joint Venture Company”), is owned by Ruby Creek Resources (70%), the Company (25%) and Mr. Mkuvia Maita (5%).

During fiscal 2011 the Company recognized a total of $3,110,000 in other income for the receipt of the shares at fair market value and the option payments (i) and (ii). The Company has not yet received the $450,000 subsequent option payment (iii) which is overdue and the agreement is in default. The Company is currently investigating through local counsel the registration particulars of prospecting licenses numbered 5664/2009 and 5669/2009, which form a part of the current Joint Venture Company project. This investigation relates to the reported registration of prospecting licenses numbered 5664/2009 and 5669/2009 to a third party without the Company’s approval, in unclear circumstances.

c)

On April 27, 2006, the Company entered into a Strategic Alliance Agreement with Canaco Resources Inc. (“Canaco”), a Canadian public company. Under the terms of the agreement, Canaco paid $350,000 (received during fiscal 2007) to the Company, and will provide technical management and fund the initial assessment of each of the prospects in Tanzania, in order to earn up to a 70% undivided interest in the prospects. The $350,000 payment can be allocated at Canaco’s discretion to cash payments owing under subsequent option agreements. In connection with this agreement, the Company is required to issue 200,000 restricted shares of common stock. The Company determined the fair value of the 200,000 shares to be $88,000. The 200,000 shares have not been issued as at November 30, 2011, and $88,000 is included in common stock subscribed. Subsequent to November 30, 2011, the Board of Directors has determined that the Company no longer has any obligations under this agreement, including the obligation to issue such 200,000 shares, and as such, the 200,000 shares issuance commitment was written off on December 30, 2011 (Note 18(b)).

d)

On November 17, 2006, the Company entered into an Asset Purchase Agreement with Atlas to acquire Prospecting License No. 3920/2006 known as “Shinyanga” or “Magembe,” which covers an area of approximately 46 square kilometres in Tanzania. The Licenses were transferred to the Company’s name on signing the agreement for an aggregate purchase price of $200,000 (paid) and 4,500,000 restricted shares of common stock. The Company determined the fair value of the shares to be $3,172,500. As at May 31, 2007, the Company issued 1,500,000 shares at the fair value of $1,057,500 and at November 30, 2011, the remaining 3,000,000 shares at the fair value of $2,115,000 is included in common stock subscribed. During fiscal 2010, the Company decided to focus on other properties and has let the Magembe prospecting license lapse.

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of November 30, 2011
(Expressed in U.S. dollars)

7.	Mineral Properties (continued)

	d)	(Continued)

Subsequent to November 30, 2011, the Board of Directors has determined that the Company no longer has any obligations under this agreement, including the obligation to issue such 3,000,000 shares, and as such, the 3,000,000 shares issuance commitment was written off on December 30, 2011 (Note 18(b)).

e)

On November 17, 2006, the Company entered into an Asset Purchase Agreement with Hydro Geos to acquire six Prospecting Licenses, which covered an area of approximately 2,388.79 square kilometres in Tanzania. Prospecting License No.’s 3868/2006, 3671/2005, 3398/2005, 3105/2005, 3211/2005, and 2961/2004 had been transferred to the Company’s name on signing the agreement for a then aggregate and proposed purchase price of $600,000 (the “Cash Payments”) and the proposed issuance of 4,000,000 restricted shares of the Company’s common stock at a fair value of $2,820,000. An initial Cash Payment of $150,000 was made on the signing of the agreement, however, no further Cash Payments were made and no Company common shares were issued due to the fact that the underlying Prospecting Licenses were allowed to lapse by Hydro Geos. As at November 30, 2011, $250,000 is included in accrued liabilities. Subsequent to the fiscal quarter ended November 30, 2011, the Board of Directors has determined that the Company no longer has any obligations under this agreement, including the obligation to pay such $250,000, and as such, the accrued $250,000 liability was written off on December 30, 2011 (Note 18(b)).

8.	Related Party Transactions and Balances

a)

During the six months ended November 30, 2011, the Company paid $72,000 (2010 - $Nil) of consulting fees to a director, the current President and Chief Executive Officer (“CEO”). The Company also paid $16,000 (2010 - $Nil) of geological service fees to a private company controlled by a person who is related to the President.

	b)	During the six months ended November 30, 2011, the Company paid $90,000 (2010 - $Nil) of consulting fees to a director and the former President and CEO who resigned effective on November 22, 2011.

c)

During the six months ended November 30, 2011, the Company paid $30,032 (2010 - $Nil) and prepaid $9,688 (2010 - $Nil) of consulting fees to the Company’s Chief Financial Officer (“CFO”) who resigned subsequent to the period-end, effective on December 12, 2011.

d)

During the six months ended November 30, 2011, the Company paid consulting fees of $15,441 (2010 - $70,000) to the former CEO who resigned effective on June 21, 2011. The Company also paid $5,147 (2010 - $Nil) of investor relations service fees to a person related to the former CEO.

On September 20, 2010, the former CEO converted $616,186 of related party debt into 5,000,000 units. Each unit consisted of one share of the Company’s common stock and one share purchase warrant to purchase an additional share of common stock at $0.25 for two years. Due to an error, the Company issued units for $133,814 more than owed. Subsequent to November 30, 2010, the former CEO paid the additional cash of $133,814 for the share subscription. The Company recorded stock based compensation of $3,035,505, equal to the difference between the fair value of the units of $3,785,505 and the $750,000 sum of debt settled and subscription receivable.

e)

During the six months ended November 30, 2011, the Company paid $20,092 (2010 - $37,471) of consulting fees to the former CFO who resigned effective on September 22, 2011. As at November 30, 2011, the Company was indebted to the former CFO for $Nil (May 31, 2011 – $1,112). The amounts due are non-interest bearing, unsecured and due on demand.

f)

On November 30, 2011, the Company completed its acquisition of a 100% interest in mineral licenses covering the area of approximately 2.67 square kilometres located in the Handeni District of Tanzania from Handeni Resources. The Chairman of the Board of Directors of the Company has an existing ownership and/or beneficial interest(s) in Handeni Resources. On November 30, 2011, the Company issued 15,000,000 shares of restricted common stock at a fair market price of $0.11 per share to Handeni Resources in connection with the acquisition (See Note 7(a), above).

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of November 30, 2011
(Expressed in U.S. dollars)

9.	Accrued Liabilities

The components of accrued liabilities are as follows:

	November 30,	May 31,
	2011	2011
	$	$

Mineral property expenditures	250,000	250,000
Professional fees	39,979	52,848
General and administrative expenses	–	10,000

Total Accrued Liabilities	289,979	312,848

10.	Common Stock and Additional Paid-in Capital

The authorized common stock of the Company consists of 500,000,000 shares, with $0.001 par value. The following is a summary of the Company’s issued and outstanding common stock during the six months ended November 30, 2011 and the fiscal year ended May 31, 2011:

	Common Stock		Additional Paid-In
	Shares	Par Value	Capital
	#	$	$

Balance as at May 31, 2010	72,313,282	72,314	26,154,556
Shares Issued for Private Placement	49,173,372	49,173	13,278,844
Shares Issued for Debt Settlement @0.42	5,000,000	5,000	3,780,505
Shares Issued for Mineral Property Acquisition	150,000,000	150,000	59,850,000
Shares Issued for Exercise of Cashless Options	13,800,000	13,800	(13,800)
Shares Issued for Exercise of Stock Options	130,000	130	38,870
Shares Issued for Exercise of warrants	2,000,000	2,000	148,000
Value Assigned to Options Granted or Vested			9,675,441
Value Assigned to Warrants Issued as Finders Fees	-	-	490,960
Share Issuance Costs (Cash and Finders’ Fee Warrants)	-	-	(1,477,402)

Balance as at May 31, 2011	292,416,654	292,417	111,925,974

Shares Issued for Mineral Licenses	15,000,000	15,000	1,635,000
Value Assigned to Options Granted or Vested	-	-	599,704

Balance as at November 30, 2011	307,416,654	307,417	114,160,678

Pursuant to the terms of the acquisition agreement described in Note 7(a), above, on November 30, 2011, the Company closed on the acquisition and issued 15,000,000 restricted common shares to Handeni Resources at a fair market price of $0.11 per share for a total fair market value of $1,650,000.

11.	Stock Options

The Company adopted a Stock Option Plan dated October 20, 2008 (the “2008 Stock Option Plan”), under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. On August 11, 2010, the Company granted stock options to acquire 3,800,000 common shares at a price of $0.05 per share exercisable for 10 years. Such options were exercised during the fiscal year ended May 31, 2011. During the six months ended November 30, 2011, the Company forfeited 2,993,333 options granted and vested prior to July 2009.

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of November 30, 2011
(Expressed in U.S. dollars)

11.	Stock Options (continued)

The Company adopted an additional Stock Option Plan dated August 11, 2010 (the “August 2010 Stock Option Plan”), under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common shares. On August 11, 2010, the Company granted stock options to acquire 6,000,000 common shares at a price of $0.05 per share exercisable for 10 years and on October 21, 2010, the Company granted stock options to acquire 4,000,000 common shares at a price of $0.30 per share exercisable for 10 years. Such options were exercised during the fiscal year ended May 31, 2011. At November 30, 2011, the Company had no shares of common stock available to be issued under the August 2010 Stock Option Plan.

The Company adopted an additional Stock Option Plan dated November 29, 2010 (the “November 2010 Stock Option Plan”), under which the Company is authorized to grant stock options to acquire up to a total of 40,000,000 shares of common shares. On November 29, 2010, the Company granted stock options to acquire 33,500,000 common shares at a price of $0.20 per share exercisable for 10 years and on November 30, 2011, the Company granted stock options to acquire 4,500,000 common shares at a price of $0.45 per share exercisable for 10 years. During six months ended November 30, 2011, 3,600,000 vested options and 5,400,000 unvested options were forfeited. At November 30, 2011, the Company had 11,000,000 shares of common stock available to be issued under the November 2010 Stock Option Plan.

There were no stock options exercised during the six months ended November 30, 2011. The total intrinsic value of stock options exercised during the six months ended November 30, 2010 was $686,000. There were no intrinsic values of outstanding options at November 30, 2011 and May 31, 2011.

The following table summarizes the continuity of the Company’s stock options:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
	#	$	(years)	$

Outstanding, May 31, 2011	36,493,333	0.21	8.93
				–
Granted	4,500,000	0.45	10.00	–
Forfeited	(11,993,333)	0.22	7.24	–

Outstanding, November 30, 2011	29,000,000	0.24	9.16	–

Exercisable, November 30, 2011	15,100,000	0.20	9.01	–

A summary of the status of the Company’s non-vested stock options as of November 30, 2011, and changes during the six months ended November 30, 2011 is presented below:

		Weighted
		Average
	Number of	Grant Date
Non-vested stock options	Shares	Fair Value
	#	$

Non-vested at May 31, 2011	20,100,000	0.36

Granted	4,500,000	0.11
Forfeited	(5,400,000)	0.35
Vested	(5,300,000)	0.35

Non-vested at November 30, 2011	13,900,000	0.29

As at November 30, 2011, there was $2,114,144 of total unrecognized compensation cost related to non-vested stock option agreements. That cost is expected to be recognized over a weighted average period of 1 year.

The stock options outstanding are exercisable for cash or on a cashless exercise basis using a prorated formula whereby the number of shares issuable is equal to (a) the average closing price for the five days prior to exercise date (“ACP”) in excess of the exercise price, divided by (b) the exercise price multiplied by (c) the number of options exercised. During the six months ended November 30, 2011, no cashless stock options were exercised (2010 – 13,800,000).

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of November 30, 2011
(Expressed in U.S. dollars)

12.	Common Stock Purchase Warrants

Pursuant to a release and indemnification agreement, the Company granted 300,000 stock purchase warrants on July 7, 2011 to acquire 300,000 common shares at a price of $0.30 per share exercisable for one year period. The fair value of the granted warrants was $81,158 estimated at the date of grant using the Black-Scholes option-pricing model. The following table summarizes the continuity of the Company’s share purchase warrants:

			Weighted
			Average
			Remaining
	Number of	Weighted Average	Contractual
	Warrants	Exercise Price	Term
	#	$	(years)

Balance, May 31, 2011	53,416,417	0.33	1.68

Issued	300,000	0.30	0.60

Balance, November 30, 2011	53,716,417	0.33	1.17

As at November 30, 2011, the following common share purchase warrants were outstanding:

		Remaining
		Contractual Life
Number of Warrants	Exercise Price	(years)
	$
5,000,000	0.25	0.81
20,000,000	0.075	1.12
11,285,494	0.52	0.78
3,576,768	0.52	0.81
13,554,155	0.52	1.83
300,000	0.30	0.60

53,716,417

13.	Commitments

	a)	The Company entered into a one year lease agreement for the provision of office space for the period from March 1, 2011 to February 28, 2012 at a rate of Cdn$2,500 per month.

b)

The Company entered into a three years office lease agreement commencing October 1, 2011 for a term of three years at a rate of Cdn$4,050 per month plus applicable taxes. The Company has prepaid the rentals. As at November 30, 2011, the remaining prepaid balance was Cdn$170,213.

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

14.	Fair Value Measurements

ASC 820 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of November 30, 2011
(Expressed in U.S. dollars)

14.	Fair Value Measurements (continued)

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

Pursuant to ASC 820, the fair value of our cash and marketable securities are determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Management believes that the recorded values of all of the Company’s other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

As at November 30, 2011, there were no liabilities measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet.

15.	Stock-based Compensation

The fair values for stock options and common stock purchase warrants granted were estimated at the date of grant using the Black- Scholes option pricing model under the following weighted average assumptions:

	For Stock Options		For Stock Purchase Warrants
	Six Months Ended November 30,		Six Months Ended November 30,
	2011	2010	2011	2010
Expected dividend yield	0%	0%	0%	Nil
Risk-free interest rate	2.18%	2.79%	0.20%	Nil
Expected volatility	158%	161%	136%	Nil
Expected option life (in years)	5.81	10.00	1.00	Nil

The weighted average fair value of stock options granted during the six months ended November 30, 2011 was $0.10 per share (2010 - $0.29) and the weighted average fair value of stock purchase warrants granted during the six months ended November 30, 2011 was $0.27 (2010 - $Nil). During the six months ended November 30, 2011 and 2010, the Company expensed the following stock-based compensations as consulting fees.

	Six Months Ended November 30,
	2011	2010
Fair value for stock options	$518,546	$4,747,139
Fair value for stock purchase warrants	81,158	-
Fair value for common stock units granted to former CEO	-	3,035,505
Total stock based compensations	$599,704	$7,782,644

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of November 30, 2011
(Expressed in U.S. dollars)

16.	Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statements. A summary of non-cash transactions and other cash information for the accumulated from January 5, 2004, the date of inception, to November 30, 2011, and for the six months ended November 30, 2011 and 2010 is as follow:

	Accumulated from
	January 5, 2004 (Date	For the Six Months Ended
	of Inception) to	November 30,
	November 30, 2011	2011	2010

Changes in non-cash financing and investing activities:
Amount owing pursuant to mineral license acquisition agreements included in accrued liabilities	$250,000	$-	$-
Common stock issued to settle related party payable	619,306	-	619,306
Common stock subscribed for mineral licenses acquired	2,203,000	-	-
Common stock issued for mineral licenses	76,446,750	1,650,000	60,000,000
Common stock gifted to the Company to settle liabilities	100,000	-	-
Investment securities received and sold	79,603	-	-
Other cash flow information:
Interest paid	$-	$-	$-
Taxes paid	-	-	-

17.	Segment Disclosures

The Company operates in one reportable segment, located in Tanzania Africa, being the acquisition and exploration of mineral properties. Segmented information has been compiled based on the geographic regions that the Company and its subsidiary registered and performed exploration and administration activities.

Assets by geographical segment as at November 30, 2011 are as follows:

Geographical segments note

As of November 30, 2011	Canada	Tanzania, Africa	Total
Current assets	$7,820,111	$1,723,117	$9,543,228
Restricted cash equivalent	27,853	-	27,853
Mineral licenses	-	1,650,000	1,650,000
Property and equipment, net	19,188	354,703	373,891
Total assets	$7,895,006	$3,699,966	$11,594,972

18.	Subsequent Events

Subsequent to the six months ended November 30, 2011, the following events took place:

a)

Effective on December 14, 2011, the Company granted stock options to acquire 750,000 common shares at a price of $0.45 per share exercisable for 10 years under the Company’s November 2010 Stock Option Plan.

Douglas Lake Minerals Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of November 30, 2011
(Expressed in U.S. dollars)

18.	Subsequent Events (continued)

b)

Effective on December 30, 2011, the Board of Directors determined that the Company no longer has any obligations under property agreements entered in 2006 with Canaco, Atlas and Hydro Geos, respectively, including the obligation to issue 3,200,000 shares and to pay $250,000, and as such, the commitment to issue such 3,200,000 shares and the $250,000 accrued liability were written off accordingly. (See Notes 7 b), c), e)).

On January 9, 2006, the Company entered into a consulting agreement for a term of three months for consideration of $75,000 cash (paid in fiscal 2006 by a director on behalf of the Company) and 150,000 shares of common stock (100,000 shares transferred to the consultant by related parties during fiscal 2006). As at November 30, 2011, 50,000 shares of common stock were owed to the consultant and the fair value of $50,000 for these shares was included in common stock subscribed. Effective on December 30, 2011, the Board of Directors determined that the Company no longer has any obligations under this agreement, including the obligation to issue such 50,000 shares, and as such, this liability was written off accordingly.

Item 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three and six months ended November 30, 2011 and 2010 should be read in conjunction with our unaudited interim financial statements and related notes for the three and six months ended November 30, 2011 and 2010. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements.

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

Our Mineral Claims

Handeni District Prospecting Licenses

Currently, our primary focus is on the Handeni District Project. Effective September 21, 2010, our Board of Directors ratified the entering into of and immediate closing of a certain Mineral Property Acquisition Agreement (the “Acquisition Agreement”) dated September 15, 2010 with IPP Gold Limited (“IPP”), pursuant to which we acquired an undivided 100% legal, beneficial and registerable interest in and to four prospecting licences (the “PLs”), totaling approximately 800 square kilometres, located in the Handeni District of Tanzania and which were owned or controlled by IPP Gold and its affiliates.

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

Acquisition of Additional Interest in Handeni

Effective on November 30, 2011, we completed our acquisition of a 100% interest in mineral licenses covering an area of approximately 2.67 square kilometers located in the Handeni District of Tanzania (the “Mineral Licenses”) from Handeni Resources Limited (“Handeni Resources”), a limited liability company registered under the laws of Tanzania.

We completed this acquisition pursuant to and in accordance with the terms of our previously disclosed Mineral Property Acquisition Agreement (the “2011 Acquisition Agreement”) with Handeni Resources, dated August 5, 2011, pursuant to which we had an exclusive option (the “Option”) to acquire from Handeni Resources a 100% interest in the Mineral Licenses, which are located in an area adjacent to the area covered by our four existing prospecting licenses (totaling approximately 800 square kilometers) in the Handeni District.

Pursuant to the terms of the 2011 Acquisition Agreement, in order to keep the Option in good standing during the thirty-day period starting on August 5, 2011, which was later extended to November 3, 2011 (the “Option Period”), we were required to provide the following consideration to Handeni Resources:

  Share issuance: issue from treasury and to the order and direction of Handeni Resources prior to and at the end of the Option Period an aggregate of 15,000,000 restricted common shares in the share capital of our Company at a deemed issuance price of U.S. $0.40 per share; and

  Maintenance payments: pay, or cause to be paid, to or on Handeni Resource’s behalf as we may determine, in the our sole and absolute discretion, all underlying option, regulatory and governmental payments and assessment work required to keep the mineral property interests comprising the Mineral Licenses and any underlying option agreements respecting any of the mineral property interests comprising the Mineral Licenses in good standing during the Option Period.

On November 30, 2011, we closed on the acquisition and issued Handeni Resources 15,000,000 restricted common shares.

Mr. Reginald Mengi, the Chairman of the Board of Directors of our Company, has an existing direct and/or indirect ownership interest in Handeni Resources and/or beneficial interest(s) in and to Handeni Resources. As such, Mr. Mengi did not participate in any discussions by the Board of Directors regarding the 2011 Acquisition Agreement. In addition, Mr. Mengi did not, and was not entitled to, vote on the Board of Directors’ ratification of the 2011 Acquisition Agreement.

Technical Report on the Handeni Property

We obtained a Technical Report on the Handeni Property (the “Handeni Report”), dated April 25, 2011, as prepared at our request by Avrom E. Howard, MSc, FGA, PGeol (Ontario), Principal Consultant at Nebu Consulting LLC. Mr. Howard is a Qualified Person in accordance with Canadian National Instrument 43-101 Standards for Disclosure of Mineral Projects and its Companion Policy (“NI 43-101”) and is a Practicing Professional Geologist registered with the Association of Professional Geoscientists of Ontario (registration number 0380). The Handeni Report follows on the heels of a detailed geological compilation and exploration report prepared in 2010 by Dr. Reyno Scheepers, a South African professional geologist who is an officer and director of our Company. Upon independent review by, and to the satisfaction of Mr. Howard, much of the contact from Dr. Scheepers’s report has been referred to and referenced in the Handeni Report.

Much of the information regarding the Handeni District Project as provided below is based on information provided in the Handeni Report.

The author of the Handeni Report visited the Handeni property on February 26, 2011, accompanied by Dr. Scheepers. Given the almost total absence of outcrop across the property area, on the one hand, and the abundance of district to regional scale geological data, recent exploration data, intensive artisanal mining activity in the boundary area between the Company’s Handeni property and the adjacent Magambazi property belonging to Canaco Resources Inc. and their well publicized news releases and developments, on the other, the author of the Handeni Report determined that he was able to complete a meaningful property visit within the timeframe of a single day to his technical satisfaction, sufficient for the purpose of preparing the Handeni Report.

Location and Access

The Handeni property lies within the historic Handeni artisanal gold mining district, located in Tanga province, roughly 175 kilometers northwest of Tanzania’s largest city, Dar Es Salaam, and 100 kilometers southwest of the more northerly coastal city of Tanga. The road from Dar Es Salaam to Tanga is paved; the secondary road that heads northwest from this road to the town of Handeni, a distance of 65 kilometers, is currently being upgraded and paved. The Handeni property is located roughly 35 kilometers south of the town of Handeni. From this point, a number of dirt roads head south across various portions of the Handeni property and beyond. Driving time from Dar Es Salaam is approximately five hours, depending on traffic and the weather.

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

The average elevation in the Company’s license area is 450 meters above sea level. The area is densely vegetated with tall trees and grass over undulating hills of gneiss that comprise the main topographic feature in the area. Muddy, slow moving rivers and creeks crisscross the valleys and plains; some of the larger streams may experience high flow during intense rainfalls.

The area is scarcely populated with occasional small villages where people are engaged in small scale mixed farming and artisanal gold mining. Handeni town is a community of several thousand inhabitants haphazardly spread over a series of small, rounded hills, where basic services and accommodation are available.

LOCATION MAP: HANDENI PROPERTY IN TANZANIA

Property Description

The property comprises four Prospecting Licenses (“PLs”) encompassing nearly 800 square kilometers, all of which are in good standing.

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

Within the property are several, smaller areas that belong to small scale artisanal miners, all of which are indicated in red in the license map presented below. The areas found within PL 6742/2010 predate the arrival of IPP and remain in the hands of the local artisanal miners to whom Primary Licenses, or what are informally known as “Primary Mining Licenses” or “PMLs” have been issued. Artisanal gold mining activity remains ongoing in some of these areas.

License Map, Handeni Property Prospecting Licenses, showing excluded areas in red

Toward the western edge of PL 6743/2010 are several more PMLs that do not belong to the Company. The area colored in green in the figure below is a unitized block of four PMLs that were acquired by CRI from their owners; this is where the most intensive artisanal gold mining activity is currently taking place, with well over one hundred laborers working at a variety of mining and milling sites adjacent to and up the hill from a shanty town of huts that is found just north of Magambazi hill. It is the Company’s understanding that CRI has reached an agreement with the original owners of these PMLs and the people currently working there, which will lead to their ceasing artisanal operations and vacating the site.

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

In addition to the property described in this section entitled "Property Description", as of November 30, 2011, the Company has acquired a 100% interest in the Mineral Licenses described above under the heading "Acquisition of Additional Interest in Handeni".

History

General. Mining in Tanzania in the modern era dates back over one hundred years, first under German colonial rule; during the First World War a number of military engagements took place there. After the war ended control of the area was ceded to the British, under whose colonial authority mining and other activities continued and expanded. Mining focused on gold, diamonds and a variety of colored gemstones, notably including the discovery and development of the world’s largest diamondiferous kimberlite pipe (to date), by Canadian geologist John Williamson, a deposit that remains in production to this day. Shortly after achieving independence from the British, in 1961, Tanzania veered left, leading to the nationalization of most private sector industries, in turn resulting in the inevitable a mass exodus of foreign investment and private capital and the consequent decline in economic activity in all sectors, including mining. Finally, beginning in the 1990s, in line with many other developing countries around the world, the Tanzanian government instituted several reforms to return to a free market economy, privatize the mining industry and encourage both domestic and foreign investment in all economic sectors. In the case of the mining industry, this was supplemented, in 1998, through the passage of a new, more industry-friendly mining code.

Currently, Tanzania is a significant producer of gold, diamonds and a variety of colored gemstones including tanzanite, the trade name for generally heat treated, bluish-purple epidote. The Merelani Hills, east of Arusha, is the only place where this gemstone variety of epidote is found in commercial quantities. Tanzania also hosts a significant metamorphic ruby (in zoisite) district near Longido, north of Arusha and near the border with Kenya where a variety of small scale producers are active. A recently discovered uranium deposit is currently under development, as well, in the southeast area of the country. Tanzania is Africa’s third leading gold producer, after Ghana and South Africa, with several major and junior companies producing and exploring for gold, mostly in northwestern Tanzania, south of Lake Victoria, in an area informally known as the Lake Victoria gold belt.

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

In 2005, the Company’s predecessor, IPP, entered into negotiations with a group of thirty-four local artisanal miners that collectively controlled four PMLs on and near Magambazi Hill, site of the area’s known lode mineralization, and upon failing in this endeavor acquired a number of PMLs east of Magambazi Hill from other local owners as well that portion of a large Prospecting Reconnaissance License (“PLR”) belonging to Midlands Minerals Tanzania Limited.

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

Several regional geological mapping programs have been carried out across the country over the past one hundred plus years, which has led to the recognition of several major litho-structural provinces from Archean to recent age. The Archean craton covers most of the western two thirds of the country, roughly bounded to the east by the East African Rift. Archean rocks host all of the country’s kimberlite pipes and contained lode diamond deposits, and most of its lode gold deposits. The Archean basement terrain is bounded to the east and west by a series of Proterozoic mobile belts; this area, particularly that to the east, hosts most of the country’s wide variety of colored gemstone deposits. Some recent research suggests that portions of this assumed Proterozoic terrane may actually consist of Archean crust that has undergone a later phase of higher grade metamorphism.

The Phanerozoic is represented by a series of sedimentary units of Paleozoic to Mesozoic age, in turn followed by a pre-rift period of kimberlitic and related, alkalic, mantle-derived intrusive and extrusive activity that presaged active rifting. Rocks related to this event intrude up to Upper Mesozoic and Lower Cenozoic sedimentary formations. Next came a period of rift-related intrusive and extrusive activity concentrated in the Arusha area – to the northeast and Mbeya area – to the southwest, which is responsible for mountain-sized volcanoes such as Mt. Meru and Mt. Kilimanjaro. Finally, a wide variety of recent and largely semi- to un-consolidated wind, water and weathering-derived recent formations are found across the country, a number of which host placer gold, diamond, and colored gemstone deposits.

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

Insufficient work has been completed on the Company’s property to be able to comment to any significant extent about the nature of gold mineralization found and that may be found therein. However, comments regarding mineralization may be made upon the basis of information released by CRI, the company that owns the immediately adjacent Magambazi gold deposit, a deposit that remains the subject of an ongoing drilling program and geological studies and which is considered to be the type occurrence/deposit for the evolving Handeni district. The hill within which this deposit is found extends southeast onto the Company’s property.

According to the aforementioned report prepared by Dr. Scheepers, gold is found within garnet-amphibolite zones within biotite-feldspar gneiss at three locations in the Company’s property, locations where historical lode gold occurrences have been documented. Gold occurs in quartz veins as well as within the garnet amphibolites adjacent to the quartz veins. Proof of this association is informally corroborated by the testimony of local, artisanal miners, who apparently recover gold both from quartz veins and gold-bearing gneiss that is not quartz vein bearing. Gold in the Company’s property has also been documented in soils and placers, at a variety of locations, as well.

Prior Exploration Activities

Whereas gold was known in the Handeni area prior to the arrival in 2005 of the Company’s predecessor, IPP, there is no history of any formal exploration in the area aside from limited work at Magambazi Hill itself. IPP’s initial work consisted of soil sampling and a ground magnetic survey over an area of 200 square kilometers covering the area now located within PL6743/2010 immediately east of Magambazi Hill. Over the five years that ensued, this was followed by a series of exploration campaigns involving a variety of exploration methods, in turn followed by interpretation and further work in an iterative fashion. A table summarizing the work completed by IPP (much of which was completed under the supervision of Dr. Scheepers) may be found below.

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

Several exploration targets were delineated on the basis of the aforementioned work either based upon anomalous gold soil geochemical results alone, or other features singly or in combination, that based upon gold deposit models have been deemed significant. Paramount among these are structural features – folds, shear zones, faults and thrust faults that have been interpreted on the basis of the magnetic and radiometric data, particularly where they have been seen to be coincident with anomalous gold in soils or locations of historical artisanal mining. Regardless of the gold deposit model one favors, structure is of fundamental significance as a conduit for and host to gold bearing solutions and in this light, therefore, all locations where anomalous gold has been found coincident with interpreted structures must be considered significant, particularly at this early stage of exploration on the Handeni property and in the district as a whole.

Conclusions and Recommendations

The author of the Handeni report indicated that the most important conclusions to be derived at this juncture are:

1.	Based upon CRI’s public disclosure, it appears as if a bona fide gold deposit has been discovered at Magambazi Hill, a deposit where ongoing drilling is finding more gold;

2.	The southeast extension of Magambazi Hill and, presumably, gold mineralization found within, continues onto the Company’s license PL6743/2010;

3.	Historical placer and lode artisanal mining was a guide to Magambazi’s potential;

4.	There are a number of other locations where intensive placer and artisanal gold mining took place within the Handeni property, notably the Kwandege and Mjembe areas;

5.	Processed airborne magnetic and radiometric data have delineated linear features that have been interpreted to represent a variety of structures – shears, thrust faults and cross faults;

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

The Company’s Recent Exploration Activities

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

As of November 1, 2011, we completed 54% of the first phase of the Handeni West Kwandege target. As of November 11, 2011, we completed 57% of the first phase of the Handeni East Magambazi target.

Mkuvia Alluvial Gold Project

Our other primary property of interest is the Mkuvia Alluvial Gold Project. On June 27, 2008 but effective on August 4, 2008 when ratified by our Board of Directors, we entered into a Joint Venture Agreement with Mkuvia Maita (“Mr. Maita”), the registered holder of certain prospecting licenses over certain areas covering approximately 430 square kilometers located in the Liwale and Nachigwea Districts of Tanzania. Pursuant to this agreement, we had the right to enter, sample, drill and otherwise explore for minerals on the property underlying the prospecting licenses as granted by the Government of Tanzania under the Mining Act of 1998 (revised 2010), subject to a perpetual net smelter royalty return of 3% payable to Mr. Maita.

Effective on July 14, 2009, our Board of Directors ratified, confirmed and approved our entering into of a new Joint Venture Agreement (the “New Mkuvia Agreement”) with Mr. Maita. The New Mkuvia Agreement covers a slightly smaller area than the original agreement, covering an area of approximately 380 square kilometers located in the Liwale and Nachigwea Districts of Tanzania, and more particularly described as follows:

  Prospecting License No. 5673/2009;

  Prospecting License No. 5669/2009;

  Prospecting License No. 5664/2009; and

  Prospecting License No. 5662/2009

The New Mkuvia Agreement, which is dated for reference June 5, 2009, supersedes and replaces the prior joint venture agreement as entered into by and between our Company and Mr. Maita (the “Prior Agreement”) regarding prior prospecting licenses held by Mr. Maita over substantially the same area, known as the “Mkuvia Project”, which is the focus of our current exploration and development efforts.

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

The property has several overlying primary mining licenses (“PMLs”) that have mineral rights that lie within the boundaries of the Mkuvia property. Generally, PMLs represent limited mining rights which allow the small scale exploration of minerals by local miners and must predate the establishment of a prospecting license. PMLs are retained exclusively for Tanzanian citizens. The maximum size of the demarcated area for a PML for all minerals other than building materials is 10 hectares. The PML is granted for a period of five years, renewable once upon request. When a PML expires, the mineral rights succeed to the underlying prospecting license and cannot be renewed or re-staked thereafter, so long as the prospecting license remains valid. Specifically, the PMLs on the Mkuvia property consist of approximately 115 licenses owned by Mr. Maita, and have been provided for in the New Mkuvia Agreement. Upon a successful mining permit application and receipt, the PMLs will be collapsed and superseded by the prospecting license rights.

We obtained a Technical and Recourse Report on the Mkuvia Alluvial Gold Project, dated July 24, 2009, as prepared by Laurence Stephenson, P. Eng., and Ross McMaster, MAusIMM. This report was prepared in accordance with Canadian National Instrument 43-101 Standards for Disclosure of Mineral Projects and its Companion Policy (“NI 43-101”). Much of the information regarding the Mkuvia Alluvial Gold Project as provided below is based on information provided in the 43-101 Report.

Effective November 7, 2009, we entered into a purchase agreement with Ruby Creek Resources, Inc. (“Ruby Creek”), pursuant to which Ruby Creek has the right to purchase a 70 percent interest in 125 square kilometres of our 380 square kilometre Mkuvia Alluvial Gold Project upon payment of $3,000,000 over a three-year period. The schedule by which Ruby Creek is to pay such $3,000,000 to our Company is as follows:

  $100,000 within five business days of signing of the Agreement (received);

  $150,000 within 15 business days of signing of the Agreement (received);

  $100,000 upon satisfactory completion of Ruby Creek’s due diligence (received);

  $400,000 upon closing under the Agreement and receipt of the first mining license;

  $750,000 within 12 months of closing;

  $750,000 within 24 months of closing and

  $750,000 within 36 months of closing (this final payment may be made, in Ruby Creek’s discretion, in cash or shares of Ruby Creek).

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

On June 3, 2010, the Company and Ruby Creek incorporated Ruby Creek Resources (Tanzania) Limited (“Ruby Creek Tanzania”) to manage the mining operations in the Mkuvia Gold Project in Tanzania. Ruby Creek Resources (Tanzania) Limited, a joint venture company (the “Joint Venture Company”), is owned by Ruby Creek (70%), the Company (25%) and Mr. Mkuvia Maita (5%). The Company is currently investigating through local counsel the registration particulars of prospecting licenses numbered 5664/2009 and 5669/2009, which form a part of the current Joint Venture Company project. This investigation relates to the reported registration of prospecting licenses numbered 5664/2009 and 5669/2009 to a third party without the Company’s approval, in unclear circumstances.

Location and Access

The 380 square kilometres Mkuvia Project is located in the Nachingwea District, Lindi Region of the United Republic of Tanzania, and approximately 140 kilometres west of Nachingwea town. Lindi Region is one of the three regions forming Southern Zone of United Republic of Tanzania, the other regions being Mtwara and Ruvuma. The Mtwara and Ruvuma regions border northern Mozambique and eastern Malawi. A central point in the mining license is located at 361600 mE, 8856946 mN, UTM Zone 37 Southern Hemisphere (WGS 84)

The Lindi Region is one of the 20 Regions in Tanzania Mainland. The Region lies between South latitude 08o30’ and 10o30’ and East longitude 37o30’ and 39o30’. It is bordered by four other regions, the Coastal and Morogoro regions to the North, the Ruvuma region to the West, the Mtwara region to the South and the Indian Ocean to the East.

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

History

Gold mineralization in the area was first discovered at the time of the government’s Geological Survey of Tanzania, a countrywide geochemical survey program conducted in the 1990s. The property is part of a previously described gold district, the Kitowero Prospect, in which a State Mining Corporation reported mineral concentrates in the current rivers, including the Mbwemkuru River. The authors of the 43-101 Report have advised that they have not been able to verify this information, and no historical estimates or details is available on the source of this information.

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

Regional Geology. Much of the central and northern part of the country is underlain by the Tanzania Archaean Craton. The central part of the country is composed of the high grade metamorphic terrain (the Dodoman Supergroup dominated by rafts of amphibolite to granulite facies metamorphic rocks in migmatitic granite terrain), whereas the northern part is covered by the Greenstone Belt (the Nyazian – Kavirondian Supergroup comprising sequences of mafic to felsic volcanics, chert/banded iron formation and clastic sediments). The Tanzania Archaean Craton is well known as a host for world-class gold deposits similar to other Archaean Cratons around the world. The Craton is also intruded by a number of diamondiferous kimberlite pipes.

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

The Palaeoproterozoic Ubendian mobile belt is bound to the west by the mildly metamorphosed Mesoproterozoic Fold Belt (the Kibaran –Bukoban - Karagwe-Ankolean Supergroup). The supercrustal rocks of this Belt (mainly meta – argillites, phyllites, low-grade sericite schists and quartzites) are intruded by post orogenic granites which have alteration haloes containing veins with tin and tungsten mineralization. The Belt is also characterized by post – orogenic basic intrusives hosting platinum group metals (PGMs).

The Uha - Malagarasi Neoproterozoic to early Palaeozoic age is an intracratonic formation consisting of sedimentary – volcanic depositional sequences of sandstones, quartzites, shales, red beds, dolomitic limestones, cherts and amygdaloidal lavas with indications of strata-bound copper deposits and various industrial minerals.

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

The thickness of palaeo-placer sand–pebble beds and the overlaying black clays material increase toward the eastern part of Mbwemkuru River as observed at Mkilikage Prospect. This would be expected if the source of the deltaic or beach placer material is from the west. At Mkilikage Prospect, a thick layer of medium to coarse grained sandy bed (~ 2.5 m thick) resulted from modern river deposition is overlaying palaeo-placer sand-pebble beds. This sandy bed is characterized by well developed cross bedding sedimentary structures with minimal gold content until the lower reaches.

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

Our mineral interests in Tanzania are held under prospecting licenses granted pursuant to the Mining Act, 1998 (as revised 2010) for an initial period of three years and a prospecting license reconnaissance issued for initial periods of two years, and are renewable in two successive periods of two years only. We must pay annual rental fees for our prospecting licenses at a rate of $20 per square kilometer. There is also an initial one-time “preparation fee” of $200 per license. Upon renewal, we pay a fee of $200 per license. Renewals of our prospecting licenses can take many months and even years to process by the regulatory authority in Tanzania.

All prospecting licenses in Tanzania require the holder to employ and train local residents, typically amounting to $5,000 per year, and make exploration expenditures, as set out in the Mining Act. At each renewal, at least 50% of our licensed area must be relinquished. If we wish to keep the relinquished one-half portion, we must file a new application for the relinquished portion.

The geographical area covered by a prospecting license (“PL”) may contain one or more previously granted primary mining licenses (a “PML”). A PLM is a mining license granted only to a Tanzanian citizen consisting of an area of not to exceed 10 hectares. Once a PL is granted, no additional PMLs can be granted within the geographical area covered by the PL. The PL is subject to the rights of previously granted and existing PMLs. The holder of a PL will have to work around the geographical area of the PML unless the PL holder acquires the PML and any rights to the land covered by the PML.

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

Plan of Operations

Our plan of operations for our fiscal year June 1, 2011 to May 31, 2012 is to focus on the exploration of our mineral properties in Tanzania, particularly on the Handeni property. We anticipate that we will require approximately $7,000,000 for our plan of operations during our fiscal year, as follows:

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

During the first six months of our current fiscal year (that is, as of November 30, 2011), we had spent approximately $3.3 million on exploration expenses. At November 30, 2011, we had cash of $4,617,930 and a working capital of $8,415,478. As such, we estimate we will have sufficient funds to cover our planned operations during our current fiscal year. However, our actual expenditures may exceed our estimations such that we may need to receive additional funds to fund our planned operations during and subsequent to our current fiscal year, either through the sale of capital stock or from borrowing. If we are not able to obtain financing in the amounts required or on terms that are acceptable to us, we may be forced to scale back, or abandon, our plan of operations.

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

Results of Operations

The following table sets out our loss for the periods indicated:

	Accumulated
	from January 5, 2004	For the Three	For the Three	For the Six	For the Six
	(Date of Inception) to	Months Ended	Months Ended	Months Ended	Months Ended
	November 30,	November 30,	November 30,	November 30,	November 30,
	2011	2011	2010	2011	2010
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
Consulting fees	22,216,365	486,478	6,783,246	958,000	7,937,343
Depreciation and amortization	148,210	33,588	5,641	69,582	11,159
Exploration expenses	5,739,753	2,579,561	-	3,301,037	160,000
General and administrative	1,894,063	261,580	43,561	306,145	59,919
Impairment of mineral property	77,492,074	-	60,000,000	-	60,000,000
Professional	2,058,974	265,065	105,213	496,807	141,786
Rent	263,311	39,668	7,262	72,399	16,685
Travel and investor relations	1,734,677	114,600	84,833	190,688	113,898
Total Expenses	111,547,427	3,780,540	67,029,756	5,394,658	68,440,790

Loss From Operations	(111,547,427)	(3,760,829)	(67,029,756)	(5,394,658)	(68,440,790)
Other Income (Expense)
Gain on write-down of accounts payable	185,465	99,246	102,880	99,246	102,880
Interest income	143	143	-	143	-
Mineral property option payments received	3,616,017	-	-	-	350,000
Loss on sale of investment securities	(57,071)	-	-	-	-

Net Loss	(107,802,873)	(3,681,151)	(66,926,876)	(5,295,269)	(67,987,910)
Other Comprehensive Income

Unrealized gain on marketable securities	1,440,000	160,000	-	200,000	-
Comprehensive loss	(106,362,873)	(3,521,151)	(66,926,876)	(5,095,269)	(67,987,910)

Three Months Ended November 30, 2011 Compared to Three Months Ended November 30, 2010

Our expenses for the three months ended November 30, 2011 decreased to $3,780,540 from $67,029,756 for the three months ended November 30, 2010, as follows:

  Our consulting fees decreased to $486,478 during the three months ended November 30, 2011 (2010 - $6,783,246), primarily due to a decrease in stock-based compensation. The stock-based compensation was $421,947 during the three months ended November 30, 2011 (2010 - $6,712,117);

  Our depreciation and amortization fees increased to $33,588 during the three months ended November 30, 2011 (2010 - $5,641);

  Our exploration expenses increased to $2,579,561 during the three months ended November 30, 2011 (2010 -$Nil) due to our increased exploration activities during the period;

  Our general and administrative expenses increased to $261,580 during the three months ended November 30, 2011 (2010 - $43,561) primarily due to increased operations during the period;

  Impairment of mineral property decreased to $Nil during the three months ended November 30, 2011 (2010 - $60,000,000, which represented the impairment of the Handeni Property acquisition costs);

  Our professional fees increased to $265,065 during the three months ended November 30, 2011 (2010 - $105,213) primarily as a result of increased legal costs associated with increased operations, management changes and the November 30, 2011 acquisition of further Handeni property interests;

  Our rent expenses increased to $39,668 during the three months ended November 30, 2011 (2010 - $7,262);

  Our travel and investor relations expenses increased to $114,600 during the three months ended November 30, 2011 (2010 - $84,833).

Six Months Ended November 30, 2011 Compared to Six Months Ended November 30, 2010

Our expenses for the six months ended November 30, 2011 decreased to $5,394,658 from $68,440,790 for the six months ended November 30, 2010, as follows:

  Our consulting fees decreased to $958,000 during the six months ended November 30, 2011 (2010 - $7,937,343), primarily due to a decrease in stock-based compensation during our quarter ended November 30, 2011. The stock- based compensation was $599,704 during the six months ended November 30, 2011 (2010 - $7,782,644);

  Our depreciation and amortization fees increased to $69,582 during the six months ended November 30, 2011 (2010 - $11,159);

  Our exploration expenses increased to $3,301,037 during the six months ended November 30, 2011 (2010 -$160,000) due to our increased exploration activities during the period;

  Our general and administrative expenses increased to $306,145 during the six months ended November 30, 2011 (2010 - $59,919) primarily due to increased operations during the period;

  Impairment of mineral property decreased to $Nil during the six months ended November 30, 2011 (2010 - $60,000,000, which represented the impairment of the Handeni Property acquisition costs);

  Our professional fees increased to $496,807 during the six months ended November 30, 2011 (2010 - $141,786) primarily as a result of increased legal costs associated with a private placement of securities and the filing of a registration statement with the SEC with respect to such securities, increased operations, management changes and the November 30, 2011 acquisition of further Handeni property interests;

  Our rent expenses increased to $72,399 during the six months ended November 30, 2011 (2010 - $16,685);

  Our travel and investor relations expenses increased to $190,688 during the six months ended November 30, 2011 (2010 - $113,898).

Liquidity and Capital Resources

We had cash of $4,617,930 and working capital of $8,415,478 at November 30, 2011.

We estimate that our total expenditures for our fiscal year ending May 31, 2012 will be approximately $7,000,000, of which we have spent approximately $3.3 million on exploration expenses during the six months ended November 30, 2011, as outlined above under the heading “Plan of Operations”.

Net Cash Used in Operating Activities

Net cash used in operating activities was $2,019,227 during the six months ended November 30, 2011, as compared to $505,687 during the six months ended November 30, 2010. Net cash used in operating activities from our inception on January 5, 2004 to November 30, 2011 was $13,787,177.

Net Cash Used in Investing Activities

Net cash used in investing activities was $172,131 during the six months ended November 30, 2011 (primarily from the purchase of property and equipment), as compared to $4,191 used in investing activities during the six months ended November 30, 2010. Net cash used in investing activities from our inception on January 5, 2004 to November 30, 2011 was $658,065.

Net Cash from Financing Activities

During the six months ended November 30, 2011, we received $13,814 net cash from financing activities (receipt of stock subscriptions), as compared to $581,687 during the three months ended November 30, 2010 ($585,000 in proceeds from the issuance of our common stock offset by $3,313 with respect to checks issued in excess of funds on deposit). We have funded our business to date primarily from sales of our common stock. From our inception on January 5, 2004 to November 30, 2011, net cash provided by financing activities was $19,063,172.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2011, the Company’s components of other comprehensive income and accumulated other comprehensive income are an unrealized fair value gain on available for sale marketable securities. As at November 30, 2011, the Company has no items that represent other comprehensive loss.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and they comprise cash on hand, deposits held with banks and other highly liquid investments. Highly liquid investments are readily convertible to cash and generally have maturities of three months or less from the time acquired. The Company places its cash and cash equivalents with high quality financial institutions which the Company believes limits credit risk.

Marketable Securities

The Company reports investments in marketable equity securities at fair value based on quoted market prices. All investment securities are designated as available for sale with unrealized gains and losses included in stockholders’ equity. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses are accounted for on the specific identification method.

The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair value when an other-than-temporary decline has occurred. When determining whether a decline is other-than-temporary, the Company examines (i) the length of time and the extent to which the fair value of an investment has been lower than its carrying value: (ii) the financial condition and near-term prospects of the investee, including any specific events that may influence the operations of the investee such as changes in technology that may impair the earnings potential of the investee: and (iii) the Company’s intent and ability to retain its investment in the investee for a sufficient period of time to allow for any anticipated recovery in market value. The Company generally believes that an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for one year, absent of evidence to the contrary.

Property and Equipment

Property and equipment consists of office equipment, automobiles and computer software recorded at cost and depreciated on a straight-line basis as follows:

Automobiles	3 years
Computer software	1 year
Office equipment	3 years

Mineral Property Costs

The Company has been in the exploration stage since its inception on January 5, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral prospecting licenses and mineral property acquisition costs are initially capitalized. The Company assesses the carrying costs for impairment under ASC 360, Property, Plant, and Equipment at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440 Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of November 30, 2011 and May 31, 2011.

Financial Instruments

ASC 825, Financial Instruments requires an entity to maximize the use of observable inputs and the fair value of financial instruments, which include cash, amounts receivable, marketable securities, and accounts payable were estimated to approximate their carrying values due to the immediate or short-term maturities of these financial instruments.

The Company’s operations are in Canada and Africa, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Foreign Currency Translation

The functional and reporting currency of the Company is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with ASC 740 Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average rates are used to translate revenues and expenses.

Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

To the extent that the Company incurs transactions that are not denominated in its functional currency, they are undertaken in Canadian dollars (“Cdn$”) and Tanzanian shillings. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505, Equity Based Payments to Non-Employees, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

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

Item 4.                Controls and Procedures

Disclosure Controls and Procedures

Reyno Scheepers, our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report, based on his evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15, due to the deficiencies in our internal control over financial reporting as described below.

As disclosed in the Company’s annual report for our fiscal year ended May 31, 2011, management determined that, during the year ended May 31, 2011, our internal controls and procedures were not effective due to material weaknesses. Management identified the following material weaknesses in internal control over financial reporting as of our fiscal year ended May 31, 2011:

1.

The Company does not have a separate Audit Committee - the entire Board of Directors acts as the Company’s Audit Committee. As of May 31, 2011 there was a lack of a majority of independent directors on the Company’s the Board of Directors, and the Company had not identified an “expert”, one who is knowledgeable about reporting and financial statement requirements.

2.	There was lack of oversight by the Company’s audit committee and board of directors in timely review and approval of the certain financial expenses incurred by the Company.

3.	Certain entity level controls establishing a “tone at the top” were considered material weaknesses. The Company has an audit committee (the entire Board of Directors) however it is not independent.

4.	The Company has limited segregation of duties which is not consistent with good internal control procedures.

5.

The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future. This lack of a written internal control procedurals manual does not constitute effective internals controls over financial reporting.

As disclosed in the Company’s annual report for our year ended May 31, 2011, management believes that the material weaknesses set forth above did not have a material affect on the Company’s financial results for the year ended May 31, 2011. However, management believes that the lack of a functioning audit committee and lack of a majority of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact the Company’s financial statements for the future years. As a result material errors could occur.

The Company and its management will endeavor to correct the above noted weaknesses in internal control over financial reporting. We intend to establish an audit committee, appoint sufficient independent members thereto and identify an “expert” for the committee to advise other members as to correct accounting and reporting procedures. In addition, we intend to establish a written policy manual outlining the duties of each of the officers and staff of the Company to facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                Legal Proceedings

We are not a party to any material legal proceedings nor are we aware of any legal proceedings pending or threatened against us or our properties.

Item 1A.             Risk Factors

Not required because we are a smaller reporting company.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

On November 30, 2011, we issued 15,000,000 shares of restricted common stock at a deemed issuance price of $0.40 per share to Handeni Resources in connection with the 2011 Acquisition Agreement as described in Part I, Item 2 above (Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Mineral Claims – Acquisition of Additional Interest in Handeni). We relied on an exemption from the registration requirements under the Securities Act pursuant to Regulation S and/or Section 4(2).

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                (Removed and Reserved).

Not applicable.

Item 5.                Other Information

None.

Item 6.                Exhibits

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(12)	Certificate of Amendment to Articles of Incorporation

3.3(3)	Amended Bylaws, as amended on September 5, 2006

10.1(4)	Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.

10.2(4)	Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.

10.3(4)	Asset Purchase Agreement with Megadeposit Explorers Ltd.

10.4(5)	Amendment No. 1 to Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.

10.5(5)	Amendment No. 1 to Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.

10.6(5)	Amendment No. 1 to Asset Purchase Agreement with Megadeposit Explorers Ltd.

10.7(6)	Amendment No. 2 to Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.

10.8(6)	Amendment No. 2 to Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.

10.9(6)	Amendment No. 2 to Asset Purchase Agreement with Megadeposit Explorers Ltd.

10.10(7)	Strategic Alliance Agreement between the Company and Canaco

10.11(8)	Option Agreement between the Company and Canaco

10.12(9)	Amendment No. 1 to Strategic Alliance Agreement between the Company and Canaco

10.13(9)	Kwadijava Option Agreement

10.14(9)	Negero Option Agreement

10.15(10)	Joint Venture Agreement with Mkuvia Maita

10.16(11)	2007 Stock Incentive Plan

10.17(14)	2007 Stock Incentive Plan

10.18(11)	Consulting Agreement with Harpreet Sangha

10.19(11)	Consulting Agreement with Rovingi

10.20(13)	Joint Venture Agreement with Mkuvia Maita dated June 5, 2009

10.21(15)	Agreement with Ruby Creek Resources, Inc. dated November 7, 2009

10.22(16)	Purchase Agreement with Ruby Creek Resources, Inc., dated for reference May 19, 2010

10.23(17)	August 2010 Stock Incentive Plan

10.24(18)	Mineral Property Acquisition Agreement between the Company and IPP Gold Limited, dated September 15, 2010, ratified by the Company’s Board of Directors on September 21, 2010.

10.26(20)	November 2010 Stock Incentive Plan

10.27(19)	Mineral Property Acquisition Agreement between the Company and Handeni Resources Limited, dated August 5, 2011

14.1(2)	Code of Ethics

21.1	Subsidiaries of the Registrant:
a. Douglas Lake Tanzania Limited (Tanzania)
b. DLM Tanzania Limited (Tanzania)

31.1*	Certifications of Chief Executive and Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1*	Certifications of Chief Executive and Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

*	Filed herewith.
(1)	Incorporated by reference to Form SB-2 Registration Statement filed on July 22, 2004.
(2)	Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2005.
(3)	Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2006.
(4)	Incorporated by reference to Current Report on Form 8-K filed on August 4, 2005.
(5)	Incorporated by reference to Current Report on Form 8-K filed on November 21, 2005.
(6)	Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended November 30, 2005.
(7)	Incorporated by reference to Current Report on Form 8-K filed on May 4, 2006.

(8)	Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended August 31, 2006.
(9)	Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended August 31, 2007.
(10)	Incorporated by reference to Current Report on Form 8-K filed on August 6, 2008.
(11)	Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2007.
(12)	Incorporated by reference to Current Report on Form 8-K filed on January 27, 2009
(13)	Incorporated by reference to Current Report on Form 8-K filed on July 16, 2009
(14)	Incorporated by reference to Registration Statement Form S-8 filed on December 30, 2008.
(15)	Incorporated by reference to Current Report on Form 8-K filed on November 13, 2009.
(16)	Incorporated by reference to Current Report on Form 8-K filed on June 21, 2010.
(17)	Incorporated by reference to Annual Report on Form 10-K for the year ended May 31, 2010.
(18)	Incorporated by reference to Current Report on Form 8-K filed on September 27, 2010.
(19)	Incorporated by reference to Current Report on Form 8-K filed on August 10, 2011.
(20)	Incorporated by reference to Annual Report on Form 10-K filed on September 13, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUGLAS LAKE MINERALS INC.

By:	“Reyno Scheepers”
Reyno Scheepers
President, Chief Executive Officer, Chief Operating Officer, interim Secretary, Treasurer and Chief Financial Officer, and a director

Date: January 16, 2012