Form 10-Q
period 2012-02-29
HANDENI GOLD INC.
filed 2012-04-13
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File Number: 000-50907

HANDENI GOLD INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0430222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

228 Regent Estate
Dar es Salaam, Republic of Tanzania	V6C 3P6
(Address of principal executive offices)	(Zip Code)

011-255-222-70-00-84
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
Yes[ x ]  No [   ]

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
307,416,654 shares of common stock as of April 12, 2012.

HANDENI GOLD INC. (FORMERLY DOUGLAS LAKE MINERALS INC.)

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
February 29, 2012

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

The following unaudited interim consolidated financial statements of Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.) (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	February 29, 2012	May 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$2,032,499	$6,795,474
Amounts receivable	375,752	654,614
Marketable securities (Note 3)	2,640,000	4,000,000
Prepaid expenses and deposits (Note 4)	263,365	2,036,011
Total Current Assets	5,311,616	13,486,099

Restricted cash equivalent (Note 5)	28,843	-
Mineral licenses (Note 7 and 8(f))	1,650,000	-
Property and equipment, net (Note 6)	516,989	305,936
TOTAL ASSETS	$7,507,448	$13,792,035

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$161,506	$179,102
Accrued liabilities (Note 9)	78,914	312,848
Due to related parties (Note 8)	-	1,112
Total Current Liabilities	240,420	493,062

Commitments and Contingencies (Notes 1, 7 and 13)

Stockholders' Equity
Common stock (Note 10) Authorized: 500,000,000 shares, $0.001 par value Issued and outstanding: 307,416,654 shares (May 31, 2011 – 292,416,654 shares)	307,417	292,417
Additional paid-in capital (Note 10)	114,855,961	111,925,974
Subscriptions received (receivable)	100,000	(13,814)
Common stock issuable (Note 10)	-	2,253,000
Donated capital	109,000	109,000
Accumulated other comprehensive (loss) income	(120,000)	1,240,000
Deficit accumulated during the exploration stage	(107,985,350)	(102,507,604)
Total Stockholders' Equity	7,267,028	13,298,973
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,507,448	$13,792,035

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)
Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	January 5, 2004
	(Date of Inception) to	For the Three Months Ended,		For the Nine Months Ended,
	February 29, 2012	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

Revenue	$-	$-	$-	$-	$-

Expenses
Consulting fees	$22,956,239	$739,874	$2,801,607	$1,697,874	$10,738,950
Depreciation and amortization	185,304	37,094	7,082	106,676	18,241
Exploration expenses	7,139,186	1,399,433	77,646	4,700,470	237,646
General and administrative	2,136,918	242,855	100,151	549,000	160,070
Impairment of mineral property	77,492,074	-	-	-	60,000,000
Professional	2,248,478	189,504	163,057	686,311	304,843
Rent	296,643	33,332	14,181	105,731	30,866
Travel and investor relations	1,800,803	66,126	121,016	256,814	234,914
Total Expenses	114,255,645	2,708,218	3,284,740	8,102,876	71,725,530
Loss From Operations	(114,255,645)	(2,708,218)	(3,284,740)	(8,102,876)	(71,725,530)
Other Income (Expenses)
Gain on write-down of accounts payable (Note 7e)	458,058	272,593	-	371,839	102,880
Interest income	291	148	-	291	-
Mineral property option payments received	3,616,017	-	2,760,000	-	3,110,000
Loss on sale of investment securities	(57,071)	-	-	-	-
Recovery of mineral property costs for stock not issuable (Note 10)	2,253,000	2,253,000	-	2,253,000	-
	6,270,295	2,525,741	2,760,000	2,625,130	3,212,880
Net Loss	(107,985,350)	(182,477)	(524,740)	(5,477,746)	(68,512,650)
Other Comprehensive Income (loss)
Unrealized (loss) gain on marketable securities	(120,000)	(1,560,000)	80,000	(1,360,000)	80,000
Comprehensive Loss	$(108,105,350)	$(1,742,477)	$(444,740)	$(6,837,746)	$(68,432,650)

Net Loss per Share - Basic and Diluted		$(0.00)	$(0.00)	$(0.02)	$(0.39)
Basic and Diluted Weighted Average Number of Common Shares Outstanding		307,416,654	183,650,000	297,453,150	174,474,000

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	January 5, 2004 (Date	For the Nine Months Ended,
	of Inception) to
	February 29, 2012	February 29, 2012	February 28, 2011
CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN):
Operating Activities:
Net loss	$(107,985,350)	$(5,477,746)	$(68,512,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	185,304	106,676	18,241
Donated services and rent	9,000	-	-
Impairment of mineral property acquisition costs	77,492,074	-	60,000,000
Loss on sale of investment securities	57,071	-	-
Mineral property option payments	(156,017)	-	-
Stock-based compensation	19,352,770	1,294,987	10,342,766
Gain on unrealized foreign exchange	-	-	-
Gain on write-down of accounts payable	(458,058)	(371,839)	(102,880)
Write-off of equipment	19,053	15,360	3,693
Recovery of mineral property costs for stock not issuable (Note 10)	(2,253,000)	(2,253,000)	-
Shares received from mineral property option payment	(2,760,000)	-	(2,760,000)
Changes in non-cash operating working capital:
Amount receivable	(375,752)	278,862	-
Prepaid expenses and deposits	(263,365)	1,772,646	(242,693)
Accounts payable and accrued liabilities	(480)	120,309	146,007
Due to related parties	853,943	(1,112)	(99,202)
Net Cash Used in Operating Activities	(16,282,807)	(4,514,857)	(1,206,718)

Investing Activities:
Mineral property acquisition costs	(697,677)	-	-
Proceeds from mineral property options	600,000	-	-
Purchase of restricted cash equivalent	(28,843)	(28,843)	-
Purchase of property and equipment	(721,346)	(333,089)	(27,061)
Net Cash Used in Investing Activities	(847,866)	(361,932)	(27,061)

Financing Activities:
Checks issued in excess of funds on deposit	-	-	(3,313)
Proceeds from issuance of common stock	20,370,549	-	1,257,000
Proceeds from stock subscriptions	113,814	113,814	202,500
Share issuance costs	(1,321,191)	-	-
Net cash provided by financing activities	19,163,172	113,814	1,456,187

Increase (Decrease) in cash and cash equivalents	2,032,499	(4,762,975)	222,408

Cash and cash equivalents, at beginning of the period	-	6,795,474	-

Cash and cash equivalents, at end of the period	$2,032,499	$2,032,499	$222,408

Supplemental Cash Flow Information (Note 16)

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of February 29, 2012
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at February 29, 2012, the Company has accumulated losses of $107,985,350 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its two Tanzanian subsidiaries described as follows. In June 2011, the Company incorporated a new wholly-owned subsidiary, DLM Tanzania Limited which undertakes mineral property exploration activities in Tanzania. The Company also has a wholly- owned non-operating Tanzanian subsidiary. All significant intercompany transactions and balances have been eliminated. The Company’s fiscal year-end is May 31.

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

The interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at February 29, 2012, and the results of its operations and cash flows for the interim periods ended February 29, 2012. The results of operations for the three months and nine months ended February 29, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year.

	c)	Use of Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability and useful life of long-lived assets, mineral prospecting licenses, stock-based compensation, deferred income tax asset valuation allowances and contingent liabilities. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of February 29, 2012
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

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 29, 2012, the Company’s components of other comprehensive income (loss) and accumulated other comprehensive income (loss) are an unrealized fair value gain (loss) on available for sale marketable securities.

	f)	Cash and Cash Equivalents

Cash and cash equivalents are carried at fair value and they comprise cash on hand, deposits held with banks and other highly liquid investments. Highly liquid investments are readily convertible to cash and generally have maturities of three months or less from the time acquired. The Company places its cash and cash equivalents with high quality financial institutions which the Company believes limits credit risk.

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

Property and equipment consists of office equipment, automobiles and computer software recorded at cost and depreciated on a straight-line basis as follows:

Automobiles	3 years
Camp and equipment	3 years
Computer software	1 year
Office furniture and equipment	3 years

i)	Mineral Property Costs

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

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of February 29, 2012
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

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440 Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of February 29, 2012 and May 31, 2011.

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

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of February 29, 2012
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

	q)	Reclassification

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Marketable Securities

		February 29, 2012		May 31, 2011
		Fair Value		Fair Value
		Based On	Accumulated	Based On	Accumulated
		Quoted Market	Unrealized	Quoted Market	Unrealized
	Cost	Price	Gain (Loss)	Price	Gain (Loss)
	$	$	$	$	$
Ruby Creek Resources Inc., 4,000,000 shares	2,760,000	2,640,000	(120,000)	4,000,000	1,240,000

The four million restricted shares of common stock of Ruby Creek Resources Inc. (“RCR”) were issued to the Company on December 16, 2010 as partial consideration to purchase the mineral property interests under the agreements between RCR and the Company. The fair market value of these shares was totaling $2,760,000 based on RCR’s quoted stock price on that date (See Note 7 b), below for details). As of February 29, 2012, the fair market value of these shares was $2,640,000 based on RCR’s quoted stock price.

4.	Prepaid Expenses and Deposits

The components of prepaid expenses and deposits are as follows:

	February 29,	May 31,
	2012	2011
	$	$

General and administrative	14,648	264,575
Professional fees	5,000	30,616
Rent	162,003	116,472
Travel and exploration expenses	81,545	1,624,348

	263,196	2,036,011

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of February 29, 2012
(Expressed in U.S. dollars)

5.	Restricted Cash Equivalent

The Company has pledged a $28,843 (Cdn $28,750) GIC as security held on a corporate credit card.

6.	Property and Equipment

			February 29,	May 31,
			2012	2011
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$

Automobile vehicles	382,759	127,882	254,877	220,234
Camp and equipment	195,267	6,877	188,390	-
Office furniture and equipment	95,794	22,315	73,479	83,760
Software	2,987	2,744	243	1,942

	676,807	159,818	516,989	305,936

7.	Mineral Properties

Tanzania, Africa

	a)	Handeni Properties, Tanzania, Africa

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

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of February 29, 2012
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
ii)

$150,000 (received) plus the issuance of four million restricted shares of common stock of RCR, with an agreed upon value of $0.80 per share for a deemed valuation of $3,200,000, within 30 days of the receipt of Certificates of Acknowledgement for all underlying and related Agreements from the Commissioner for Minerals in Tanzania as required by the Mining Act of Tanzania (Certificates of Acknowledgement received August 12, 2010). The four million restricted shares of common stock of RCR were issued to the Company on December 16, 2010 and had a fair market value totaling $2,760,000 based on RCR’s quoted stock price on that date.

iii)	$450,000 on June 1, 2011 (unpaid);
iv)	$1,000,000 on June 1, 2012; and
v)	$1,000,000 on June 1, 2013 (which may be satisfied by the issuance of stock by RCR).

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of February 29, 2012
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

During fiscal 2011 the Company recognized a total of $3,110,000 in other income for the receipt of the shares at fair market value and the option payments (i) and (ii). The Company has not yet received the $450,000 subsequent option payment (iii) which is overdue and the agreement is in default. Prospecting licenses numbered 5664/2009 and 5669/2009, which form a part of the joint venture project, have been registered to a third party without the Company’s approval.

RCR filed a lawsuit against the Company in the Supreme Court, State of New York, on February 8, 2012, alleging the Company’s involvement in a fraudulent transfer and breach of agreement. The Company is of the view that such allegations are without merit and has and intends to vigorously contest the action. On February 23, 2012, the Company filed a lawsuit against RCR in the Supreme Court of British Columbia, seeking relief for RCR’s breach of its payment obligations under these agreements and seeking an order that RCR remove the U.S. restrictive legend from RCR shares issued to the Company under the agreements (see Note 13c).

c)

On April 27, 2006, the Company entered into a Strategic Alliance Agreement with Canaco Resources Inc. (“Canaco”), a Canadian public company. Under the terms of the agreement, Canaco paid $350,000 (received during fiscal 2007) to the Company. In connection with this agreement, the Company was required to issue 200,000 restricted shares of common stock with a fair value of $88,000. As at May 31 and November 30, 2011, the 200,000 was not issued and $88,000 is included in common stock subscribed. During the quarter ended February 29, 2012, the Company has determined that the Company no longer has any obligations under this agreement, including the obligation to issue such 200,000 shares, and therefore $88,000 was recorded as a recovery of mineral property costs for stock not issued.

d)

On November 17, 2006, the Company entered into an Asset Purchase Agreement with Atlas to acquire Prospecting License No. 3920/2006 known as “Shinyanga” or “Magembe,” which covers an area of approximately 46 square kilometres in Tanzania. The Licenses were transferred to the Company’s name on signing the agreement for an aggregate purchase price of $200,000 (paid) and 4,500,000 restricted shares of common stock. The Company determined the fair value of the shares to be $3,172,500. As at May 31, 2007, the Company issued 1,500,000 shares at the fair value of $1,057,500. During fiscal 2010, the Company decided to focus on other properties and has let the Magembe prospecting license lapse. As at May 31 and November 30, 2011, the remaining 3,000,000 shares at the fair value of $2,115,000 is included in common stock subscribed. During the quarter ended February 29, 2012, the Company determined that the Company no longer has any obligations under this agreement, including the obligation to issue such 3,000,000 shares, and therefore the $2,115,000 was recorded as a recovery of mineral property costs for stock not issued.

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of February 29, 2012
(Expressed in U.S. dollars)

7.	Mineral Properties (continued)

e)

On November 17, 2006, the Company entered into an Asset Purchase Agreement with Hydro Geos to acquire six Prospecting Licenses, which covered an area of approximately 2,388.79 square kilometres in Tanzania. Prospecting License No.’s 3868/2006, 3671/2005, 3398/2005, 3105/2005, 3211/2005, and 2961/2004 had been transferred to the Company’s name on signing the agreement for a then aggregate and proposed purchase price of $600,000 (the “Cash Payments”) and the proposed issuance of 4,000,000 restricted shares of the Company’s common stock at a fair value of $2,820,000. An initial cash payment of $150,000 was made on the signing of the agreement, however, no further Cash Payments were made and no common shares of the Company were issued due to the fact that the underlying Prospecting Licenses were allowed to lapse by Hydro Geos. As at May 31, 2011 and November 30, 2011, $250,000 is included in accrued liabilities. During the three months ended February 29, 2012, the Company has determined that the Company no longer has any obligations under this agreement, including the obligation to pay such $250,000, and therefore, the accrued $250,000 liability was written off.

8.	Related Party Transactions and Balances

a)

During the nine months ended February 29, 2012, the Company paid $128,000 (2011 - $Nil) of consulting and professional services fees to a director, the current President and Chief Executive Officer (“CEO”). The Company also paid $28,000 (2011 - $Nil) of geological service fees to a private company controlled by a person who is related to CEO. During the nine months ended February 29, 2012, the Company granted the CEO 1,500,000 stock options at a price of $0.45 per share exercisable for 10 years (2011: 4,000,000 stock options at a price of $0.20 per share exercisable for 10 years).

b)

During the nine months ended February 29, 2012, the Company paid $132,000 (2011 - $Nil) of consulting fees to the former President and CEO who resigned effective on November 22, 2011 and remains as a director. During the nine months ended February 29, 2012, the Company granted to the former CEO 3,000,000 stock options at a price of $0.45 per share exercisable for 10 years (2011: 4,500,000 stock options at a price of $0.20 per share exercisable for 10 years).

c)

During the six month ended November 30, 2011, the Company paid $39,758 (2011 - $Nil) of consulting fees to the Company’s Chief Financial Officer (“CFO”) who resigned effective on December 12, 2011. Subsequent to November 30, 2011, the Company paid $9,726 of consulting fees for consulting services up to January 31, 2012 and granted 750,000 stock options at a price of $0.45 per share.

d)

During the nine months ended February 29, 2012, the Company paid consulting fees of $15,441 (2011 - $115,000) to the former CEO who resigned effective on June 21, 2011. The Company also paid $5,147 for June 2011 and $39,963 from July 2011 to February 29, 2012 (Nine Months ended February 28 2011 - $14,867) of investor relations service fees to a person related to the former CEO.

On September 20, 2010, the former CEO converted $616,186 of related party debt into 5,000,000 units. Each unit consisted of one share of the Company’s common stock and one share purchase warrant to purchase an additional share of common stock at $0.25 for two years. Due to an error, the Company issued units for $133,814 more than owed. During the year ended May 31, 2011, the former CEO paid the additional cash of $120,000 of subscriptions for the shares and the remaining $13,814 subsequent to May 31, 2011. The Company recorded stock based compensation of $3,035,505, equal to the difference between the fair value of the units of $3,785,505 and the $750,000 sum of debt settled and subscription receivable.

On November 29, 2010, the Company granted to this former CEO 9,000,000 stock options exercisable at a price of $0.20 per share, such options were forfeited during the nine months ended February 29, 2012.

e)

During the four months ended September 30, 2011, the Company paid $26,738 (Nine months ended February 28, 2011 - $56,781) of consulting fees to the former CFO who resigned effective on September 22, 2011. Subsequent to September 22, 2011 to the quarter ended February 29, 2012, the company paid $31,781 of continuing consulting services. As at February 29, 2012, the Company was indebted to the former CFO for $Nil (May 31, 2011 – $1,112). The amounts due are non-interest bearing, unsecured and due on demand. On November 29, 2010, the Company granted to this former CFO 1,000,000 stock options exercisable at a price of $0.20 per share.

f)

On November 30, 2011, the Company completed its acquisition of a 100% interest in mineral licenses covering the area of approximately 2.67 square kilometres located in the Handeni District of Tanzania from Handeni Resources. The Chairman of the Board of Directors of the Company (the “Chairman”) has an existing ownership and/or beneficial interest(s) in Handeni Resources. On November 30, 2011, the Company issued 15,000,000 shares of restricted common stock at a fair market price of $0.11 per share to Handeni Resources in connection with the acquisition (see Note 7a).

On November 29, 2010, the Company granted to the Chairman 10,000,000 stock options at a price of $0.20 per share exercisable for 10 years.

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of February 29, 2012
(Expressed in U.S. dollars)

9.	Accrued Liabilities

The components of accrued liabilities are as follows:

	February 29,	May 31,
	2012	2011
	$	$

Mineral property expenditures	-	250,000
Professional fees	78,529	52,848
General and administrative expenses	385	10,000

Total Accrued Liabilities	78,914	312,848

10.	Common Stock and Additional Paid-in Capital

The authorized common stock of the Company consists of 500,000,000 shares, with $0.001 par value. The following is a summary of the Company’s issued and outstanding common stock during the nine months ended February 29, 2012 and the fiscal year ended May 31, 2011:

	Common Stock		Additional Paid-In
	Shares	Par Value	Capital
	#	$	$

Balance as at May 31, 2010	72,313,282	72,314	26,154,556
Shares Issued for Private Placement	49,173,372	49,173	13,278,844
Shares Issued for Debt Settlement @0.42	5,000,000	5,000	3,780,505
Shares Issued for Mineral Property Acquisition	150,000,000	150,000	59,850,000
Shares Issued for Exercise of Cashless Options	13,800,000	13,800	(13,800)
Shares Issued for Exercise of Stock Options	130,000	130	38,870
Shares Issued for Exercise of warrants	2,000,000	2,000	148,000
Value Assigned to Options Granted or Vested			9,675,441
Value Assigned to Warrants Issued as Finders Fees	-	-	490,960
Share Issuance Costs (Cash and Finders’ Fee Warrants)	-	-	(1,477,402)

Balance as at May 31, 2011	292,416,654	292,417	111,925,974

Shares Issued for Mineral Licenses	15,000,000	15,000	1,635,000
Value Assigned to Options Granted or Vested	-	-	1,294,987

Balance as at February 29, 2012	307,416,654	307,417	114,855,961

Pursuant to the terms of the acquisition agreement described in Note 7(a), above, on November 30, 2011, the Company closed on the acquisition and issued 15,000,000 restricted common shares to Handeni Resources at a fair market price of $0.11 per share for a total fair market value of $1,650,000.

During the nine months ended February 29, 2012, the Company received $13,814 from the former CEO related to a share issuance during the fiscal year ended May 31, 2011 (see Note 8d).

During the nine months ended February 29, 2012, the Company also received $100,000 pursuant to a stock subscription agreement for 1,000,000 shares of the Company’s common stock at $0.10 per share, the stock subscription of which relates to the Company’s Tanzanian and East African fund raising. Such shares have not been issued at February 29, 2012.

During the three months ended February 29, 2012, the Company determined it no longer has any obligations to issue $2,203,000 in shares for lapsed mineral property agreements (see Notes 7c) and 7d)) and $50,000 in shares for an expired mineral property consulting agreement. Therefore, a total of $2,253,000 was recorded as a recovery of mineral property costs for stock not issuable.

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of February 29, 2012
(Expressed in U.S. dollars)

11.	Stock Options

The Company adopted a Stock Option Plan dated October 20, 2008 (the “2008 Stock Option Plan”), under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. On August 11, 2010, the Company granted stock options to acquire 3,800,000 common shares at a price of $0.05 per share exercisable for 10 years. Such options were exercised during the fiscal year ended May 31, 2011. During the nine months ended February 29, 2012, the option holders forfeited 2,993,333 options granted and vested prior to July 2009.

The Company adopted an additional Stock Option Plan dated August 11, 2010 (the “August 2010 Stock Option Plan”), under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common shares. On August 11, 2010, the Company granted stock options to acquire 6,000,000 common shares at a price of $0.05 per share exercisable for 10 years and on October 21, 2010, the Company granted stock options to acquire 4,000,000 common shares at a price of $0.30 per share exercisable for 10 years. Such options were exercised during the fiscal year ended May 31, 2011. At February 29, 2012, the Company had no shares of common stock available to be issued under the August 2010 Stock Option Plan.

The Company adopted an additional Stock Option Plan dated November 29, 2010 (the “November 2010 Stock Option Plan”), under which the Company is authorized to grant stock options to acquire up to a total of 40,000,000 shares of common shares. On November 29, 2010, the Company granted stock options to acquire 33,500,000 common shares at a price of $0.20 per share exercisable for 10 years, and the Company also granted stock options to acquire 4,500,000 common shares on November 30, 2011 and 750,000 common shares on December 14, 2011 at a price of $0.45 per share exercisable for 10 years. During nine months ended February 29, 2012, 4,780,000 vested options and 5,520,000 unvested options were forfeited. At February 29, 2012, the Company had 11,550,000 shares of common stock available to be issued under the November 2010 Stock Option Plan.

There were no stock options exercised during the nine months ended February 29, 2012. There were no intrinsic values of outstanding options at February 29, 2012 and May 31, 2011.

The following table summarizes the continuity of the Company’s stock options:

	Number of	Weighted	Weighted	Aggregate
	Options	Average	Average	Intrinsic
	#	Exercise Price	Remaining	Value
		$	Contractual	$
			Term
			(years)

Outstanding, May 31, 2011	36,493,333	0.21	8.93	-

Granted	5,250,000	0.45	8.37	-
Forfeited	(13,293,333)	0.22	7.17	-

Outstanding, February 29, 2012	28,450,000	0.25	8.68	-

Exercisable, February 29, 2012	15,795,000	0.23	8.41	-

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of February 29, 2012
(Expressed in U.S. dollars)

11.	Stock Options (continued)

A summary of the status of the Company’s non-vested stock options as of February 29, 2012, and changes during the nine months ended February 29, 2012 are presented below:

		Weighted
Non-vested stock options		Average
	Number of	Grant Date
	Shares	Fair Value
	#	$

Non-vested at May 31, 2011	20,100,000	0.36

Granted	4,500,000	0.45
Forfeited	(5,520,000)	0.34
Vested	(6,425,000)	0.25

Non-vested at February 29, 2012	12,655,000	0.26

As at February 29, 2012, there was $1,025,588 of total unrecognized compensation cost related to non-vested stock option agreements. That cost is expected to be recognized over a weighted average period of 0.75 year.

The stock options outstanding are exercisable for cash or on a cashless exercise basis using a prorated formula whereby the number of shares issuable is equal to (a) the average closing price for the five days prior to exercise date (“ACP”) in excess of the exercise price, divided by (b) the exercise price multiplied by (c) the number of options exercised. During the nine months ended February 29, 2012, no cashless stock options were exercised (2011 – 13,800,000).

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

			Weighted
			Average
			Remaining
	Number of	Weighted Average	Contractual
	Warrants	Exercise Price	Term
	#	$	(years)

Balance, May 31, 2011	53,416,417	0.33	1.68

Issued	300,000	0.30	0.35

Balance, February 29, 2012	53,716,417	0.33	0.93

As at February 29, 2012, the following common share purchase warrants were outstanding:

		Remaining
		Contractual Life
Number of Warrants	Exercise Price	(years)
	$
5,000,000	0.25	0.56
20,000,000	0.075	0.87
11,285,494	0.52	0.53
3,576,768	0.52	0.56
13,554,155	0.52	1.58
300,000	0.30	0.35

53,716,417

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of February 29, 2012
(Expressed in U.S. dollars)

13.	Commitments and Contingency

a)

The Company is committed to the payment of a cash fee of 7% within 48 hours of the receipt of proceeds from the exercise of any warrants attached to the 17,757,777 units sold by Rodman & Renshaw in the March 2011 private placements.

b)

The Company is committed to the payment of a cash fee of 7% of the purchase price and the issuance of warrants equal to 7% of the shares issued with respect to any public or private financing provided by investors whom Rodman & Renshaw introduced, directly or indirectly, in the March 2011 private placements within 24 months of the closing of the March 2011 private placements.

c)

On February 8, 2012, Ruby Creek Resources Inc. (“RCR”) filed a lawsuit against the Company in the Supreme Court, State of New York, in which RCR alleges that the Company participated in a fraudulent transfer of certain mineral property interests in Tanzania that RCR had the right to purchase pursuant to a series of agreements with the Company (see Note 7b).

On February 23, 2012, the Company filed a lawsuit against RCR in the Supreme Court of British Columbia, seeking relief for RCR’s breach of its payment obligations under these agreements and seeking an order that RCR remove the U.S. restrictive legend from RCR shares issued to the Company (see Note 3) under the agreements. As of February 29, 2012, RCR is in default with respect to over $1.3 million in scheduled payments due to the Company under the agreements.

The Company is of the view that RCR’s allegations are without merit and intends to continue to vigorously defend against the RCR lawsuit and to pursue its claims against RCR. No future legal costs that may be incurred have been accrued as an expense and no loss or gain from the lawsuit and claim can be reasonably estimated or recorded at this time.

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

Pursuant to ASC 820, the fair value of our cash and cash equivalents and marketable securities are determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Management believes that the recorded values of all of the Company’s other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

As at February 29, 2012, there were no liabilities measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet.

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of February 29, 2012
(Expressed in U.S. dollars)

15.	Stock-based Compensation

The fair values for stock options and common stock purchase warrants granted were estimated at the date of grant using the Black- Scholes option pricing model under the following weighted average assumptions:

	For Stock Options		For Stock Purchase Warrants
	Nine Months Ended,		Nine Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Expected dividend yield	0%	0%	0%	Nil
Risk-free interest rate	1.94%	2.79%	0.20%	Nil
Expected volatility	162%	161%	136%	Nil
Expected option life (in years)	8.22	10.00	1.00	Nil

The weighted average fair value of stock options granted during the nine months ended February 29, 2012 was $0.10 per share (2011 - $0.29) and the weighted average fair value of stock purchase warrants granted during the nine months ended February 29, 2012 was $0.27 (2011 - $Nil). During the nine months ended February 29, 2012 and February 28, 2011, the Company expensed the following stock-based compensations as consulting fees.

	Nine Months Ended
	February 29, 2012	February 28, 2011

Fair value for stock options	$1,213,829	$7,307,261
Fair value for stock purchase warrants	81,158	-
Fair value for common stock units granted to former CEO	-	3,035,505
Total stock based compensation	$1,294,987	$10,342,766

16.	Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statements. A summary of non-cash transactions and other cash information for the accumulated from January 5, 2004, the date of inception, to February 29, 2012, and for the nine months ended February 29, 2012 and February 28, 2011 is as follow:

	Accumulated from
	January 5, 2004 (Date	For the Nine Months Ended
	of Inception) to	February 29,	February 28,
	February 29, 2012	2012	2011

Changes in non-cash financing and investing activities:
Amount owing pursuant to mineral license acquisition agreements included in accrued liabilities	$250,000	$-	$-
Common stock issued to settle related party payable	619,306	-	619,306
Common stock subscribed for mineral licenses acquired	2,203,000	-	-
Common stock issued for mineral licenses	76,446,750	1,650,000	60,000,000
Common stock gifted to the Company to settle liabilities	100,000	-	-
Investment securities received and sold	79,603	-	-
Other cash flow information:
Interest paid	$-	$-	$-
Taxes paid	-	-	-

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of February 29, 2012
(Expressed in U.S. dollars)

17.	Segment Disclosures

The Company operates in one reportable segment, being the acquisition and exploration of mineral properties. Segmented information has been compiled based on the geographic regions that the Company and its subsidiary registered and performed exploration and administration activities.

Assets by geographical segment as at February 29, 2012 are as follows:

	Canada	Tanzania, Africa	Total
Current assets	$4,222,702	$1,088,914	$5,311,616
Restricted cash equivalent	28,843	-	28,843
Mineral licenses	-	1,650,000	1,650,000
Equipment, net	7,515	509,474	516,989
Total assets, at February 29, 2012	$4,259,060	$3,248,388	$7,507,448

18.	Subsequent Events

Subsequent to the nine months ended February 29, 2012, the following events took place:

a)

On March 1, 2012, the Company appointed a new CFO and granted stock options to acquire 1,000,000 common shares at a price of $0.11 per share exercisable for not less than 5 years under the Company’s November 2010 Stock Option Plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine months ended February 29, 2012 and February 28, 2011 should be read in conjunction with our unaudited interim financial statements and related notes for the three and nine months ended February 29, 2012 and February 28, 2011. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements.

Overview of our Business

We were incorporated on January 5, 2004 under the laws of the State of Nevada. Effective January 21, 2009 we effected a 5 for 1 stock split of our common stock and increased our authorized capital to 500,000,000 shares of common stock having a $0.001 par value. Effective February 14, 2012, we changed our name to Handeni Gold Inc.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We have interests in mineral claims known as the Handeni Gold Project and the Mkuvia Alluvial Gold Project, located in on Tanzania, Africa, through prospecting licenses issued by the government of Tanzania.

We have conducted considerable exploration activities on all four of our claims, including fixed wing airborne magnetics and radiometrics, helicopter based EM electromagnetics as well as magnetics and radiometrics. In addition to this we have covered specific targets with ground magnetic and radiometric exploration, induced polarization ground geophysics and a large number of analyses conducted on soil samples from regional reconnaissance, pitting and trenching.

We have conducted 10,000m of core drilling on two targets namely the Magambazi East and Kwandege targets and assayed approximately 14,000 samples for gold as well as other elements when applicable.

None of our mineral claims contain any substantiated mineral deposits or reserves of minerals at this stage. Accordingly, additional exploration of these mineral claims is required before any determination as to whether any commercially viable mineral deposit may exist on our mineral claims. Our plan of operations is to continue with target identification by soil, sampling, pitting and trenching as well as ground geophysics to determine whether the tenements possess commercially exploitable deposits of minerals. We will not be able to determine whether or not any of our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

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

Technical Report on the Handeni Property

We obtained a Technical Report on the Handeni Property (the “Handeni Report”), dated April 25, 2011, as prepared at our request by Avrom E. Howard, MSc, FGA, PGeol (Ontario), Principal Consultant at Nebu Consulting LLC. Mr. Howard is a Qualified Person in accordance with Canadian National Instrument 43-101 Standards for Disclosure of Mineral Projects and its Companion Policy (“NI 43-101”) and is a Practicing Professional Geologist registered with the Association of Professional Geoscientists of Ontario (registration number 0380). The Handeni Report follows on the heels of a detailed geological compilation and exploration report prepared in 2010 by Dr. Reyno Scheepers, a South African professional geologist who is an officer and director of our Company. Upon independent review by, and to the satisfaction of Mr. Howard, much of the content from Dr. Scheepers’s report has been referred to and referenced in the Handeni Report.

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

Within the property PL 6743/2010 are several smaller areas that belonged to small scale artisanal miners or to a company called Handeni Resources Ltd as described above. The areas found within PL 6742/2010 predate the arrival of IPP and remain in the hands of the local artisanal miners to whom Primary Licenses, or what are informally known as “Primary Mining Licenses” or “PMLs” have been issued. Artisanal gold mining activity remains ongoing in some of these areas.

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

Ownership of a single, isolated claim block, depicted in fuchsia below remains uncertain, something IPP and the Company are attempting to ascertain. Ownership of the smaller, rectangular red block that overlies the CRI-Handeni boundary remains unknown, as well, another matter that IPP and the Company are currently pursuing. The remaining block of 31 PMLs, shown as a grid of blue lines, below, belongs to IPP. At present, there is no formal agreement between the Company and IPP covering these licenses; however, IPP has granted the Company permission to traverse the area and conduct operations across it.

In addition to the property described in this section entitled “Property Description”, as of February 29, 2012, the Company has acquired a 100% interest in the Mineral Licenses described above under the heading “Acquisition of Additional Interest in Handeni”.

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

The author of the Handeni Report indicated that at Magambazi, Kwandege and Mjembe, detailed ground work consisting of mapping of the historical workings, geological mapping, pitting, trenching and sampling, along with detailed geochemical and geophysical surveys should be completed, in order that drill targets can be accurately delineated. In areas where gold soil anomalies have been located, detailed ground follow up should be completed, consisting of whatever combination of the methods referred to above are appropriate, once again in order that drill targets can be accurately delineated. On a larger property wide scale, PL 6743/2010 remains to be covered by airborne magnetic and radiometric surveys, something that needs to be completed. Additional airborne surveys such as electromagnetic surveys may be considered, as well, should additional research suggest that the gold targets have a commensurate geophysical signature. A property wide, widely spaced reconnaissance soil grid should be completed, as well, with analysis for gold and pathfinder elements. Finally, once targets have been accurately delineated and confirmed on the ground, they need to be drilled.

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

The Company’s Recent Exploration Activities

During the quarter ended August 31, 2011, we conducted soil sampling and ground geophysical work on the Handeni West Kwandege target, and we commenced diamond drilling in July 2011. A total of 5,000 meters were drilled on each of the Kwandege and Magambazi prospects. In August 2011, we completed a ground IP (Induced Polarization / Resistivity) and ground magnetic geophysical survey over an approximately 4 square kilometer surveyed grid on the Handeni East Magambazi target and we commenced diamond drilling. A total of 5,000 meters of drilling is planned for the first phase of exploratory drilling within an area of approximately 6 square kilometres. In August 2011, we commenced a helicopter-borne Electromagnetic and Radiometric Survey on all 800 square kilometres of the Handeni property, which we completed in October 2011.

As at February 29, 2012, we completed 100% of the first phase of the Kwandege and Magambazi East targets by completing a total of 10,343m of core drilling.

Mkuvia Alluvial Gold Project

Our other primary property of interest is the Mkuvia Alluvial Gold Project. We entered into a Joint Venture Agreement dated June 27, 2008 with Mkuvia Maita (“Mr. Maita”), the registered holder of certain prospecting licenses over certain areas covering approximately 430 square kilometers located in the Liwale and Nachigwea Districts of Tanzania. Pursuant to this agreement, we had the right to enter, sample, drill and otherwise explore for minerals on the property underlying the prospecting licenses as granted by the Government of Tanzania under the Mining Act of 1998 (revised 2010), subject to a perpetual net smelter royalty return of 3% payable to Mr. Maita.

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

In consideration for the entry into of the New Mkuvia Agreement, we were required to pay Mr. Maita US$40,000 upon signing of the New Mkuvia Agreement. In addition, and upon commencement of any production on the property underlying the prospecting licenses, Mr. Maita is entitled to receive a perpetual net smelter royalty return of 3% from any product realized from the property underlying the prospecting licenses under the New Mkuvia Agreement. By entering into the New Mkuvia Agreement, we are no longer required to pay Mr. Maita the balance of approximately US$460,000 in aggregate yearly cash payments previously due under the Prior Agreement in consideration, in part, of our Company reducing the current unexplored property area underlying the prospecting licenses under the New Mkuvia Agreement by approximately 50 square kilometers.

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

  $450,000 on June 1, 2011 (unpaid);

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

On June 3, 2010, the Company and Ruby Creek incorporated Ruby Creek Resources (Tanzania) Limited (“Ruby Creek Tanzania”) to manage the mining operations in the Mkuvia Gold Project in Tanzania. Ruby Creek Resources (Tanzania) Limited, a joint venture company (the “Joint Venture Company”), is owned by Ruby Creek (70%), the Company (25%) and Mr. Mkuvia Maita (5%). Prospecting licenses numbered 5664/2009 and 5669/2009, which form a part of the current Joint Venture Company project, have been registered to a third party without the Company’s approval.

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

Subsidiaries

The Company has two subsidiaries: (i) Douglas Lake Tanzania Limited (Tanzania); and (ii) DLM Tanzania Limited (Tanzania). A third subsidiary, Handeni Gold Ltd. is currently being registered in Tanzania.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Plan of Operations

Our plan of operations through to May 31, 2013 is to focus on the exploration of our mineral properties in Tanzania, particularly on the Handeni property. We anticipate that we will require approximately $5,000,000 for our plan of operations from now until the end of our fiscal year ending May 31, 2013, as follows:

(a)	approximately $3,800,000 for work on the Handeni Property, as follows:

	(i)	analytical cost: $500,000.
	(ii)	ground geophysics: $250,000;
	(iii)	mapping, trenching, sampling and related activities: $550,000;
	(iv)	drilling: $2,000,000
	(v)	sundry and contingencies: $200,000; and
	(vi)	Running costs: $300,000.

(b)	approximately $1,200,000 for management, consulting, administration and operating expenses.

At February 29, 2012, we had cash of $2,032,499 and a working capital of $5,071,196. As such, we believe that we have sufficient capital to fund our plan of operations. If we exclude $2,640,000 of the value of RCR shares from our working capital, we estimate we will need additional $2.57 million to fund our planned operations. In addition, our actual expenditures may exceed our estimations such that we may need to receive additional funds during and subsequent to our fiscal year ending May 31, 2013, either through the sale of capital stock or from borrowing. If we are not able to obtain financing in the amounts required or on terms that are acceptable to us, we may be forced to scale back, or abandon, our plan of operations.

Results of Operations

The following table sets out our loss for the periods indicated:

	Accumulated from
	January 5, 2004
	(Date of Inception) to	For the Three Months Ended,		For the Nine Months Ended,
	February 29, 2012	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

Revenue	$-	$-	$-	$-	$-

Expenses
Consulting fees	$22,956,239	$739,874	$2,801,607	$1,697,874	$10,738,950
Depreciation and amortization	185,304	37,094	7,082	106,676	18,241
Exploration expenses	7,139,186	1,399,433	77,646	4,700,470	237,646
General and administrative	2,136,918	242,855	100,151	549,000	160,070
Impairment of mineral property	77,492,074	-	-	-	60,000,000
Professional	2,248,478	189,504	163,057	686,311	304,843
Rent	296,643	33,332	14,181	105,731	30,866
Travel and investor relations	1,800,803	66,126	121,016	256,814	234,914
Total Expenses	114,255,645	2,708,218	3,284,740	8,102,876	71,725,530
Loss From Operations	(114,255,645)	(2,708,218)	(3,284,740)	(8,102,876)	(71,725,530)
Other Income (Expenses)
Gain on write-down of accounts payable (Note 7e)	458,058	272,593	-	371,839	102,880
Interest income	291	148	-	291	-
Mineral property option payments received	3,616,017	-	2,760,000	-	3,110,000
Loss on sale of investment securities	(57,071)	-	-	-	-
Recovery of mineral property costs for stock not issuable (Note 10)	2,253,000	2,253,000	-	2,253,000	-
	6,270,295	2,525,741	2,760,000	2,625,130	3,212,880
Net Loss	(107,985,350)	(182,477)	(524,740)	(5,477,746)	(68,512,650)
Other Comprehensive Income (loss)
Unrealized (loss) gain on marketable securities	(120,000)	(1,560,000)	80,000	(1,360,000)	80,000
Comprehensive Loss	$(108,105,350)	$(1,742,477)	$(444,740)	$(6,837,746)	$(68,432,650)

Three Months Ended February 29, 2012 Compared to Three Months Ended February 28, 2011

Our expenses for the three months ended February 29, 2012 decreased to $2,708,218 from $3,284,740 for the three months ended February 28, 2011, as follows:

  Our consulting fees decreased to $739,874 during the three months ended February 29, 2012 (2011 - $2,801,607), primarily due to a decrease in stock-based compensation. The stock-based compensation was $695,283 during the three months ended February 29, 2012 (2011 - $2,560,122);

  Our depreciation and amortization fees increased to $37,094 during the three months ended February 29, 2012 (2011 - $7,082) mainly due to our increased expenditures on camp and equipment;

  Our exploration expenses increased to $1,399,433 during the three months ended February 29, 2012 (2011 -$77,646) due to our increased exploration activities during the period;

  Our general and administrative expenses increased to $242,855 during the three months ended February 29, 2012 (2011 - $100,151) primarily due to increased operations during the period;

  Our professional fees increased to $189,504 during the three months ended February 29, 2012 (2011 - $163,057) primarily as a result of increased legal costs associated with increased operations, management changes and the November 30, 2011 acquisition of further Handeni property interests;

  Our rent expenses increased to $33,332 during the three months ended February 29, 2012 (2011 - $14,181);

  Our travel and investor relations expenses decreased to $66,126 during the three months ended February 29, 2012 (2011 - $121,016).

We determined we no longer have any obligations to issue $2,203,000 in shares for lapsed mineral property agreements and $50,000 in shares for an expired mineral property consulting agreement. Therefore, we recorded a recovery of mineral property costs for stock not issuable of $2,253,000 during the three months ended February 29, 2012 (2011 - $NIL).

Nine Months Ended February 29, 2012 Compared to Nine Months Ended February 28, 2011

Our expenses for the nine months ended February 29, 2012 decreased to $8,102,876 from $71,725,530 for the nine months ended February 28, 2011, as follows:

  Our consulting fees decreased to $1,697,874 during the nine months ended February 29, 2012 (2011 - $10,738,950), primarily due to a decrease in stock-based compensation. The stock-based compensation was $1,294,987 during the nine months ended February 29, 2012 (2011 - $10,342,766);

  Our depreciation and amortization fees increased to $106,676 during the nine months ended February 29, 2012 (2011 - $18,241) mainly due to our increased expenditures on camp and equipment;

  Our exploration expenses increased to $4,700,470 during the nine months ended February 29, 2012 (2011 -$237,646) due to our increased exploration activities during the period;

  Our general and administrative expenses increased to $549,000 during the nine months ended February 29, 2012 (2011 - $160,070) primarily due to increased operations during the period;

  Impairment of mineral property decreased to $Nil during the nine months ended February 29, 2012 (2011 - $60,000,000, which represented the impairment of the Handeni Property acquisition costs);

  Our professional fees increased to $686,311 during the nine months ended February 29, 2012 (2011 - $304,843) primarily as a result of increased legal costs associated with a private placement of securities and the filing of a registration statement with the SEC with respect to such securities, increased operations, management changes and the November 30, 2011 acquisition of further Handeni property interests;

  Our rent expenses increased to $105,731 during the nine months ended February 29, 2012 (2011 - $30,866);

  Our travel and investor relations expenses increased to $256,814 during the nine months ended February 29, 2012 (2011 - $234,914).

Liquidity and Capital Resources

We estimate that our total expenditures for our fiscal year ending May 31, 2013 will be approximately $5,000,000, as outlined above under the heading “Plan of Operations”. At February 29, 2012, we had cash of $2,032,499 and a working capital of $5,071,196. As such, we believe that we have sufficient capital to fund our planed operations. If we exclude $2,640,000 of the value of Ruby Creek Resources Inc. shares from our working capital, we estimate we will need additional $2.57 million to fund our planned operations through to our next fiscal year.

We have not yet generated revenues since the date of inception on January 5, 2004 and our cash was primarily generated from the sale of our securities. During the twelve-month period following the date of this report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations over the next twelve months. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our acquisition and exploration program going forward. In the absence of such financing, we will not be able to continue acquisition and exploration of mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund our acquisition and exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of any mineral claims. If we do not continue to obtain additional funding, we will be forced to abandon our mineral claims and our plan of operations.

Net Cash Used in Operating Activities

Net cash used in operating activities was $4,514,857 during the nine months ended February 29, 2012, as compared to $1,206,718 during the nine months ended February 28, 2011. Net cash used in operating activities from our inception on January 5, 2004 to February 29, 2012 was $16,282,807.

Net Cash Used in Investing Activities

Net cash used in investing activities was $361,932 during the nine months ended February 29, 2012 (primarily for the purchase of property and equipment), as compared to $27,061 used in investing activities during the nine months ended February 28, 2011. Net cash used in investing activities from our inception on January 5, 2004 to February 29, 2012 was $847,866.

Net Cash from Financing Activities

During the nine months ended February 29, 2012, we received $113,814 net cash from financing activities (receipt of stock subscriptions), as compared to $1,456,187 during the nine months ended February 28, 2011 (mainly due to $1,257,000 in proceeds from the issuance of our common stock and $202,500 in receipt of stock subscriptions). We have funded our business to date primarily from sales of our common stock. From our inception on January 5, 2004 to February 29, 2012, net cash provided by financing activities was $19,163,172.

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

Related Party Transactions

The details of related party transactions are disclosed in footnote 8 of our company’s interim unaudited consolidated financial statements for the fiscal quarter ended February 29, 2012 (Item 1, above).

Segment Disclosures

The Company operates in one reportable segment, located in Tanzania Africa, being the acquisition and exploration of mineral properties. The details of segment disclosures are disclosed in footnote 17 of our company’s interim unaudited consolidated financial statements for the fiscal quarter ended February 29, 2012 (Item 1, above).

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

Comprehensive Income (Loss)

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 29, 2012, the Company’s components of other comprehensive income (loss) and accumulated other comprehensive income (loss) are an unrealized fair value gain (loss) on available for sale marketable securities.

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

Property and Equipment

Property and equipment consists of office equipment, automobiles and computer software recorded at cost and depreciated on a straight-line basis as follows:

Automobiles	3 years
Camp and equipment	3 years
Computer software	1 year
Office furniture and equipment	3 years

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440 Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of February 29, 2012 and May 31, 2011.

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

Disclosure Controls and Procedures

Reyno Scheepers, our principal executive officer and Melinda Hsu, our principal financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report, based on the evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15, due to the deficiencies in our internal control over financial reporting as described below.

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

As disclosed in the Company’s annual report for our year ended May 31, 2011, management believes that the material weaknesses set forth above did not have a material affect on the Company’s financial results for the year ended May 31, 2011, and management believes that such material weaknesses did not have a material effect on the Company’s financial results for the quarter ended February 29, 2012. However, management believes that the lack of a functioning audit committee and lack of a majority of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact the Company’s financial statements for the future years. As a result material errors could occur.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Except as disclosed below, management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this quarterly report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

On February 8, 2012, Ruby Creek Resources Inc. (“RCR”) filed a lawsuit against the Company in the Supreme Court, State of New York, in which RCR alleges that the Company participated in a fraudulent transfer of certain mineral property interests in Tanzania that RCR had the right to purchase pursuant to a series of agreements with the Company. The Company is of the view that such allegations are without merit and has and intends to vigorously contest the action.

On February 23, 2012, the Company filed a lawsuit against RCR in the Supreme Court of British Columbia, seeking relief for RCR’s breach of its payment obligations under the above-referenced agreements and seeking an order that RCR remove the U.S. restrictive legend from RCR shares issued to the Company under the agreements. To date, RCR is in default with respect to over $1.3 million in scheduled payments due to the Company under the agreements.

Item 1A.	Risk Factors

Not required because we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved).

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
3.1(1)	Articles of Incorporation

3.2(12)	Certificate of Amendment to Articles of Incorporation
3.3(3)	Amended Bylaws, as amended on September 5, 2006
3.4(21)	Articles of Merger as filed with the Nevada Secretary of State regarding name change effective February 14, 2012
10.1(4)	Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.
10.2(4)	Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.
10.3(4)	Asset Purchase Agreement with Megadeposit Explorers Ltd.
10.4(5)	Amendment No. 1 to Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.
10.5(5)	Amendment No. 1 to Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.
10.6(5)	Amendment No. 1 to Asset Purchase Agreement with Megadeposit Explorers Ltd.
10.7(6)	Amendment No. 2 to Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.
10.8(6)	Amendment No. 2 to Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.
10.9(6)	Amendment No. 2 to Asset Purchase Agreement with Megadeposit Explorers Ltd.
10.10(7)	Strategic Alliance Agreement between the Company and Canaco
10.11(8)	Option Agreement between the Company and Canaco
10.12(9)	Amendment No. 1 to Strategic Alliance Agreement between the Company and Canaco
10.13(9)	Kwadijava Option Agreement
10.14(9)	Negero Option Agreement
10.15(10)	Joint Venture Agreement with Mkuvia Maita
10.16(11)	2007 Stock Incentive Plan
10.17(14)	2007 Stock Incentive Plan
10.18(11)	Consulting Agreement with Harpreet Sangha
10.19(11)	Consulting Agreement with Rovingi
10.20(13)	Joint Venture Agreement with Mkuvia Maita dated June 5, 2009
10.21(15)	Agreement with Ruby Creek Resources, Inc. dated November 7, 2009
10.22(16)	Purchase Agreement with Ruby Creek Resources, Inc., dated for reference May 19, 2010
10.23(17)	August 2010 Stock Incentive Plan
10.24(18)	Mineral Property Acquisition Agreement between the Company and IPP Gold Limited, dated September 15, 2010, ratified by the Company’s Board of Directors on September 21, 2010.
10.26(20)	November 2010 Stock Incentive Plan
10.27(19)	Mineral Property Acquisition Agreement between the Company and Handeni Resources Limited, dated August 5, 2011

10.28(22)	Executive Consulting Services Agreement between the Company and Amica Resource Inc., dated February 28, 2012
14.1(2)	Code of Ethics
21.1	Subsidiaries of the Registrant: a. Douglas Lake Tanzania Limited (Tanzania) b. DLM Tanzania Limited (Tanzania)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
(17) Incorporated by reference to Annual Report on Form 10-K for the year ended May 31, 2010.
(18) Incorporated by reference to Current Report on Form 8-K filed on September 27, 2010.
(19) Incorporated by reference to Current Report on Form 8-K filed on August 10, 2011.
(20) Incorporated by reference to Annual Report on Form 10-K filed on September 13, 2011.
(21) Incorporated by reference to Current Report on Form 8-K filed on February 15, 2012.
(22) Incorporated by reference to Current Report on Form 8-K filed on March 2, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUGLAS LAKE MINERALS INC.

By:	“Reyno Scheepers”
Reyno Scheepers
President, Chief Executive Officer, Chief Operating Officer,
and a director

By:	“Melinda Hsu”
Melinda Hsu
Secretary, Treasurer and Chief Financial Officer

Date: April 12, 2012