Form 10-K
period 2012-05-31
HANDENI GOLD INC.
filed 2012-08-27
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2012

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

Commission file number 000-50907

HANDENI GOLD INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0430222
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

Plot 228, Regent Estate, Dar es Salaam, the United Republic of Tanzania
(Address of Principal Executive Offices)

+255-222-70-0084
(Registrant’s telephone number, including area code)

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
[X] Yes     [   ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

i

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of November 30, 2011, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.11 per share) on that date, was approximately $17,499,165.

The registrant had 308,416,654 shares of common stock outstanding as of August 24, 2012.

__________

ii

iii

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and, if warranted, development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statements contained herein that are not statements of historical fact and that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “might”, “could”, “will”, “would”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this annual report under “Risk Factors”. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this annual report. Forward-looking statements in this annual report include, among others, statements regarding:

  our capital needs;

  business plans;

  drilling plans, timing of drilling and costs;

  results of our various projects;

  ability to lower cost structure in certain of our projects;

  our growth expectations;

  timing of exploration of the Company’s properties;

  the performance and characteristics of the Company’s mineral properties;

  capital expenditure programs;

  the impact of national, federal, provincial, and state governmental regulation on the Company;

  expected levels of exploration costs, general administrative costs, costs of services and other costs and expenses;

  expectations regarding our ability to raise capital and to add reserves through acquisitions, exploration and development; and

  other expectations.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, the forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors. Our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Some of the risks and assumptions include, without limitation:

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

  risks related to our ability to execute projects being dependent on factors outside our control;

  risks related to seasonal factors and unexpected weather;

  risks related to title to our properties;

  risks related to our being able to find, acquire, develop and commercially produce mineral reserves;

  risks related to our stock price being volatile; and

  other regulatory, legislative and judicial developments.

This list is not exhaustive of the factors that may affect any of our forward-looking statements. We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Important factors that you should also consider, include, but are not limited to, the factors discussed under “Risk Factors” in this annual report. If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.

Forward-looking statements in this document are not a prediction of future events or circumstances, and those future events or circumstances may not occur. Given these uncertainties, users of the information included herein, including investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. Investors should consult our quarterly and annual filings with U.S. securities commissions for additional information on risks and uncertainties relating to forward-looking statements. We do not assume responsibility for the accuracy and completeness of these statements.

The forward-looking statements in this annual report are made as of the date of this annual report and based on our beliefs, opinions and expectations at the time they are made. We do not assume any obligation to update our forward-looking statements if those beliefs, opinions, or expectations, or other circumstances, should change, to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

AVAILABLE INFORMATION

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.) files annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission (the “Commission” or “SEC”). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov.

REFERENCES

As used in this annual report on Form 10-K: (i) the terms “we”, “us”, “our”, “Handeni”, “Handeni Gold”, “Douglas Lake” and the “Company” mean Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.); (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

PART I

ITEM 1. BUSINESS

Corporate Organization

We were incorporated on January 5, 2004 under the laws of the State of Nevada. Effective January 21, 2009, we effected a five for one stock split of our common stock and increased our authorized capital to 500,000,000 shares of common stock having a $0.001 par value. On February 14, 2012, the Company changed its name from Douglas Lake Minerals Inc. to Handeni Gold Inc.

Our principal office is located at Plot 228, Regent Estate, Dar es Salaam, the United Republic of Tanzania, with the phone number of +255 222 70 0084 and the fax number of +255 222 70 00 52. Our Vancouver office is located at Suite 500, 666 Burrard Street, Vancouver, British Columbia, V6C 3P6, with the telephone number of (604) 642-6164 and the fax number of (604) 642-6168.

General

Handeni Gold Inc. is an exploration stage company engaged in the acquisition and exploration of mineral properties. We have interests in mineral claims known as the Handeni District Project and the Mkuvia Alluvial Gold Project, located in the Republic of Tanzania in East Africa, through prospecting licenses issued by the government of the Republic of Tanzania.

None of our mineral claims contain any substantiated mineral deposits, resources or reserves of minerals to date. Exploration has been carried out on these claims, in particular the 4 PLs (prospecting licenses) of 800 km2 in the Handeni District. Accordingly, additional exploration of these mineral claims is required before any conclusion can be drawn as to whether any commercially viable mineral deposit may exist on any of our mineral claims. Our plan of operations is to continue exploration and drilling work in order to ascertain whether our mineral claims warrant further advanced exploration to determine whether they possess commercially exploitable deposits of minerals. We will not be able to determine whether or not any of our mineral claims contain a commercially exploitable mineral deposit, resource or reserve, until appropriate exploratory work has been completed and an economic evaluation based on that work concludes economic viability.

We are considered an exploration or exploratory stage company, because we are involved in the examination and investigation of land that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent. There is no assurance that a commercially viable mineral deposit exists on the properties underlying our mineral claim interests, and considerable further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined.

Our Mineral Claims

Handeni District Prospecting Licenses

Currently, our primary focus is on the Handeni District Project. Effective September 21, 2010, our Board of Directors ratified the entering into of and immediate closing of a certain Mineral Property Acquisition Agreement (the “Acquisition Agreement”) dated September 15, 2010 with IPP Gold Limited (“IPP Gold”), pursuant to which we acquired an undivided 100% legal, beneficial and registerable interest in and to four prospecting licences (the “PLs”), totaling approximately 800 square kilometres, located in the Handeni District of Tanzania and which were owned or controlled by IPP Gold and its affiliates.

In accordance with the terms of the Acquisition Agreement, effective September 21, 2010, IPP Gold has now become a major stakeholder in our Company. Pursuant to the terms of the Acquisition Agreement, we issued 133,333,333 restricted shares of common stock to IPP Gold in exchange for 100% interest in the four PLs of the Handeni Project, with no further payments in shares or cash required.

The Commissioner for Minerals of Tanzania has confirmed the recording in the Central Register and the transfer of 100% of each of the Prospecting License Nos. 6742/2010, 6743/2010, 6744/2010 and 6779/2010, which comprise the Handeni Project, from IPP Gold to our Company, and that such transfer has been duly recorded on the terms and conditions contained in such Prospecting Licenses.

We obtained a Technical Report on the Handeni Property (the “Handeni Report”), dated April 25, 2011, as prepared at our request by Avrom E. Howard, MSc, FGA, PGeol (Ontario), Principal Consultant at Nebu Consulting LLC. Mr. Howard is a Qualified Person in accordance with Canadian National Instrument 43-101 “Standards for Disclosure of Mineral Projects” and its Companion Policy (collectively, “NI 43-101”) and is a Practicing Professional Geologist registered with the Association of Professional Geoscientists of Ontario (registration number 0380). The Handeni Report follows on the heels of a detailed geological compilation and exploration report prepared in 2010 by Dr. Reyno Scheepers, a South African professional geologist who has been a director of our Company since 2010 and is our current Chief Executive Officer. Upon independent review by, and to the satisfaction of Mr. Howard, much of the content from Dr. Scheepers’s report has been referred to and referenced in the Handeni Report.

On August 5, 2011, the Company entered a Mineral Property Acquisition Agreement (the “2011 Acquisition Agreement”) with Handeni Resources Limited (“Handeni Resources”), a limited liability company registered under the laws of Tanzania. The Chairman of the Board of Directors of the Company has an existing ownership and/or beneficial interest(s) in Handeni Resources. Pursuant to the 2011 Acquisition Agreement, the Company had an exclusive option to acquire from Handeni Resources a 100% interest in mineral licenses covering an area of approximately 2.67 square kilometers to the east of Magambazi Hill, which is adjacent to the area covered by the Company’s four existing prospecting licenses (totaling approximately 800 square kilometers) in the Handeni District.

On November 30, 2011, the Company completed the 2011 Acquisition Agreement and issued 15,000,000 restricted common shares to Handeni Resources as payment. As at November 30, 2011, the fair market price of the Company’s common stock was $0.11 per share; accordingly, the Company recorded a total fair market value of $1,650,000 as the mineral licenses acquisition cost.

To comply with the laws and regulations of the Republic of Tanzania whereby foreign companies may not own primary mining licenses (“PMLs”), on July 19, 2012, the Company:

(1)

entered into an Addendum agreement to the 2011 Acquisition Agreement whereby Handeni Resources will administer the 32 PMLs until such time as a mining license (“ML”) on the 32 PMLs (2.67 km2 ) have been allocated; and

(2)	during this period Handeni Resources will be conducting exploration and mining activities on the PMLs as directed by the Company.

Much of the information regarding the Handeni District Project as provided below is based on information provided in the Handeni Report.

The author of the Handeni Report visited the Handeni property on February 26, 2011, accompanied by Dr. Scheepers. Given the almost total absence of outcrop across the property area, on the one hand, and the abundance of district to regional scale geological data, recent exploration data, intensive artisanal mining activity in the boundary area between the Company’s Handeni property and the adjacent Magambazi property belonging to Canaco Resources Inc. and their well-publicized news releases and developments, on the other, the author of the Handeni Report determined that he was able to complete a meaningful property visit within the timeframe of a single day to his technical satisfaction sufficient for the purpose of preparing the Handeni Report.

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

Access during the dry season is not difficult and does not even require a 4X4 vehicle. Roads within the licenses are mostly tracks, some of which are not accessible during the rainy season. The area experiences two rainy seasons, namely a short wet period during November and December and the main rain season lasting from April to June. Exploration conditions during the rainy periods may be difficult, specifically during the April to June period. Fuel is available at a number of points along the north - south portion of the journey and in Handeni town itself.

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

LOCATION MAP: HANDENI PROPERTY IN TANZANIA

Property Description

The property comprises four PLs encompassing nearly 800 square kilometers, all of which are in good standing.

The following table provides details about each PL.

List of Prospecting Licenses, Handeni Property

PL No.	Area (Sq Km)	Issue Date	Original Recipient	Transfer Date (To IPP Gold)	Transfer Date (To Handeni Gold)	Expiry Date	Renewal Date
6742/2010	197.98	05/10/10	Diamonds Africa Ltd.	18/11/10	12/12/10	04/10/13	05/10/13
6743/2010	195.48	13/10/10	Gold Africa Ltd.	18/11/10	12/12/10	12/10/13	13/10/13
6744/2010	198.70	13/09/10	M-Mining Ltd.	18/11/10	12/12/10	12/09/13	13/09/13
6779/2010	197.74	13/09/10	Tanzania Gem Center Ltd.	18/11/10	12/12/10	12/09/13	13/09/13

Within the property are several, smaller areas that belong to small scale artisanal miners, all of which are indicated in red in the license map presented below. The areas found within PL 6742/2010 predate the arrival of IPP Gold and remain in the hands of the local artisanal miners to whom Primary Licenses, or what are informally known as “Primary Mining Licenses” or PMLs have been issued. The rectangular area in red on PL6743/2010 belonged to Handeni Resources as discussed below. Artisanal gold mining activity remains ongoing in some of these areas.

License Map, Handeni Property Prospecting Licenses, showing excluded areas in red

Toward the western edge of PL 6743/2010 are several more PMLs that do not belong to the Company. The area colored in green in the figure below is a unitized block of four PMLs that were acquired by Canaco Resources Inc. (“CRI”) from their owners; this is where the most intensive artisanal gold mining activity is currently taking place, with laborers working at a variety of mining and milling sites adjacent to and up the hill from a shanty town of huts that is found just north of Magambazi hill. It is the Company’s understanding that CRI has reached an agreement with the original owners of these PMLs and the people currently working there which will lead to their ceasing artisanal operations and vacating the site.

Ownership of a single, isolated claim block, depicted in fuchsia below remains uncertain; and which is something that IPP Gold and the Company are attempting to ascertain. Ownership of the smaller, rectangular red block that overlies the CRI-Company boundary also remains unknown; and which again is another matter that IPP Gold and the Company are currently pursuing. The remaining block of 32 PMLs, shown as a grid of blue lines below, belongs to the Company as described above.

History

General. Mining in Tanzania in the modern era dates back over one hundred years, first under German colonial rule; during the First World War a number of military engagements took place there. After the war ended control of the area was ceded to the British, under whose colonial authority mining and other activities continued and expanded. Mining focused on gold, diamonds and a variety of colored gemstones, notably including the discovery and development of the world’s largest diamondiferous kimberlite pipe (to date) by Canadian geologist John Williamson, a deposit that remains in production to this day. Shortly after achieving independence from the British in 1961, Tanzania nationalized most private sector industries, in turn resulting in the exodus of foreign investment and private capital and the consequent decline in economic activity in all sectors, including mining. Finally, beginning in the 1990s, in line with many other developing countries around the world, the Tanzanian government instituted several reforms to move towards a free market economy, privatize the mining industry and encourage both domestic and foreign investment in all economic sectors. In the case of the mining industry, this was supplemented, in 1998, through the passage of a new, more industry-friendly mining code. This code has been streamlined under the Mining Act of 1998 (revised 2010) (the “Mining Act”) currently controlling exploration, mining and related activities in the country.

Tanzania is a significant producer of gold, diamonds and a variety of colored gemstones including tanzanite; the trade name for generally heat treated, bluish-purple epidote. The Merelani Hills, east of Arusha, is the only place o n e a r t h where this gemstone variety of V-rich zoisite is found in commercial quantities. A recently discovered uranium deposit is currently under development, as well, in the southeast area of the country. Tanzania is Africa’s third leading gold producer, after Ghana and South Africa, with several major and junior companies producing and exploring for gold, mostly in northwestern Tanzania, south of Lake Victoria, in an area informally known as the Lake Victoria gold belt.

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

In 2005, the Company’s majority shareholder, IPP Gold, entered into negotiations with a group of 34 local artisanal miners that collectively controlled four PMLs on and near Magambazi Hill, site of the area’s known lode mineralization, and upon failing in this endeavor acquired a number of PMLs east of Magambazi Hill from other local owners. A portion of a large (1,200 km2) Prospecting Reconnaissance License (“PLR”) which belonged to Midlands Minerals Tanzania Limited was also acquired by IPP Gold.

Between 2005 and 2010, IPP Gold carried out exploration over its PLR leading to the upgrading of its holdings from one PLR to four PLs of 800 km2, in August 2010. Exploration work included airborne magnetic and radiometric surveys, ground magnetic surveys, reconnaissance geological mapping, soil sampling, pitting and trenching. It is these four PLs that were acquired by the Company from IPP Gold.

Geological Setting

Regional Geology. The geological framework of Tanzania reflects the geologic history of the African continent as a whole. Its present appearance is a result of a series of events that began with the evolution of the Archean shield, followed by its modification through metamorphic reworking and accretion of other continental rocks, in turn covered by continentally derived sediments. Pre-rift magmatism followed by active rifting has also left a major mark upon the Tanzanian landscape.

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

The Phanerozoic is represented by a series of sedimentary units of Paleozoic to Mesozoic age, in turn followed by a pre-rift period of kimberlitic and related, alkalic, mantle-derived intrusive and extrusive activity that presaged active rifting. Rocks related to this event intrude up to Upper Mesozoic and Lower Cenozoic sedimentary formations. Next came a period of rift-related intrusive and extrusive activity concentrated in the Arusha area – to the northeast and Mbeya area – to the southwest, which is responsible for volcanoes such as Mt. Meru and Mt. Kilimanjaro. Finally, a wide variety of recent and largely semi- to un-consolidated wind, water and weathering-derived recent formations are found across the country, a number of which host placer gold, diamond and colored gemstone deposits.

Property Geology. The geology of t h e Handeni area comprises amphibolite to granulite facies metamorphic rocks interpreted to originally have formed a sequence of ultramafic to felsic volcanic flows, black shales and quartz-bearing sedimentary rocks. High grade metamorphism has converted these original lithologies to a variety of metamorphic equivalents, including biotite-hornblende-garnet-pyroxene gneiss, migmatitic augen garnet- hornblende-pyroxene gneiss, quartzo-feldspathic hornblende-biotite-pyroxene gneiss, pyroxene-hornblende-biotite-garnet granulite and others. The entire assemblage has been folded into a synform with a northwest-southeast axis, complicated by numerous faults, some of which are spatially associated with gold mineralization.

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

Exploration Activities

Whereas gold was known in the Handeni area prior to the arrival in 2005 of the Company’s predecessor, IPP Gold, there is no history of any formal exploration in the area aside from limited work at Magambazi Hill itself. IPP Gold’s initial work consisted of soil sampling and a ground magnetic survey over an area of 200 square kilometers covering the area now located within PL6743/2010 immediately east of Magambazi Hill. Over the five years that ensued, this was followed by a series of exploration campaigns involving a variety of exploration methods, in turn followed by interpretation and further work in an iterative fashion. A table summarizing the work completed by IPP Gold (much of which was completed under the supervision of Dr. Scheepers) may be found below.

Summary of Historical Exploration Work, Handeni Property

Work	Year	Location(s)	Worker
Trenching, Pitting & Sampling	2009	Magambazi Hill	IPP Gold
Stream Sediment Sampling	2008	Northeast quadrant of PL6744/2010	IPP Gold
Soil Sampling	2009 2010	East of Magambazi Hill Over geophysically delineated zones in PL6779/2010 & PL6742/2010	IPP Gold IPP Gold IPP Gold
Airborne Magnetic & Radiometric Survey	2009	PL6744/2010, PL6744/2010 & PL6779/2010	South African Council for Geoscience
Geological Mapping	2008 2010	Over geochemically anomalous and artisanal mining areas	IPP Gold IPP Gold
Ground Magnetic Survey	2009 2010	PL6743/2010	IPP Gold
Regional Structural Interpretation	2009 2010	Entire property	IPP Gold The Company

Several exploration targets were delineated on the basis of the aforementioned work either based upon anomalous gold soil geochemical results alone, or other features singly or in combination, that based upon gold deposit models have been deemed significant. Paramount among these are structural features are folds, shear zones, faults and thrust faults that have been interpreted on the basis of the magnetic and radiometric data, particularly where they have been seen to be coincident with anomalous gold in soils or locations of historical artisanal mining. Regardless of the gold deposit model one favors, structure is of fundamental significance as a conduit for and host to gold bearing solutions and, in this light therefore, all locations where anomalous gold has been found coincident with interpreted structures must be considered significant, particularly at this early stage of exploration on the Handeni property and in the district as a whole.

Conclusions and Recommendations

The author of the Handeni Report indicated that the most important conclusions to be derived at this juncture are:

1.	Based upon CRI’s public disclosure, it appears as if a bona fide gold deposit has been discovered at Magambazi Hill, a deposit where ongoing drilling is finding more gold;

2.	The southeast extension of Magambazi Hill and, presumably, gold mineralization found within, continues onto the Company’s PL6743/2010;

3.	Historical placer and lode artisanal mining was a guide to Magambazi’s potential;

4.	There are a number of other locations where intensive placer and artisanal gold mining took place within the Handeni property, notably the Kwandege and Mjembe areas;

5.	Processed airborne magnetic and radiometric data have delineated linear features that have been interpreted to represent a variety of structures such as shears, thrust faults and cross faults;

6.

Limited soil geochemical surveying, carried out across some of these interpreted northwest-southeast trending structural features, has revealed several locations hosting anomalous gold in soils (statistically established to be gold values exceeding 10 parts per billion);

7.

G old appears to be further concentrated at the intersection between the northwest-southeast trending structural features and northeast-southwest trending structural features, interpreted to represent later cross faults; and

8.	These associations suggest a relationship between structures and gold, in turn providing a basis upon which to select additional areas within the Handeni property for more detailed gold exploration.

Exploration conducted 2011/2012.

During our fiscal year ended May 31, 2012, we achieved the following:

a)

A helicopter based TEM electromagnetic and radiometric aerial survey program was completed by FUGRO over the entire Company licence area (800 km2 ) at 200 meter spaced flight lines in a north-south direction. Electromagnetic (TEM) as well as radiometric data for K (Potassium), U (Uranium), and Th (Thorium), as well as total count was collected simultaneously for the 4740 line kilometres flown. Selected areas were flown at a line spacing of 100 meters.

The interpreted data clearly delineated subsurface geological features of importance to gold and base metal mineralization in this high grade metamorphic terrain. The data proved to be invaluable in the definition of structurally important sites and target definition.

b)

An intensive ground based geophysical program on the Magambazi East as well as the Kwandege target zones was completed. This data (combined with geochemical results) were used to create drill targets on the two selected areas, the results of which are reported below.

c)

A multi-element soil geochemical program was completed on the Kwandege target delineating the extent of the mineralization zone and assisting the interpretation of the geophysical data to locate drill positions.

d)	A large soil sampling program of two targets in PL6743/2010 was initiated and is still continuing.

e)

28 diamond core holes (5,347 meters) were drilled on the Magambazi East and related targets (figure below). 20 of these holes (4228 m or 79.1% of the total 5347 meters of drilling) were drilled on the main geophysical and geochemical anomaly considered to be an extension of the main Magambazi Hill mineralization zone. A single hole (MZD 28; 159 m or 3.0%) was drilled on a potential mineralization zone north of the main Magambazi mineralization trend and one hole (MZD 25; 201 m or 3.8%) was drilled on a potential mineralization zone south of the main mineralization zone. Both these zones were delineated by ground geophysics and soil geochemistry producing well defined drill targets. Six holes (MZD 05, MZD 12, MZD 13, MZD 15, MZD 26 and MZD 27 totaling 445 m or 14.2%) were drilled on targets potentially related to the Magambazi Hill mineralization zones by faulting and / or folding.

Drill hole positions for the 28 drilled Magambazi core drill holes.

The drilling program on the Magambazi East targets outlined the following:

i)

A gold enriched mineralization zone extends for a distance of approximately 500 m to the south east of the Magambazi Hill mineralization as defined by CRI. Gold mineralization along the zone is related to a folded sequence of garnet amphibolite and consists of free gold closely related to quartz veins as well as gold related to sulphides within this zone. The mineralization is structurally complex and is most likely part of a synclinal structure plunging to the north west with higher grade gold zones confined to the fold axis of steeply northwest plunging secondary fold structures on the limbs of the syncline. The repetition distances of these structures are unpredictable based on the current results and drill spacing and an intensive and directed drilling program will be needed to investigate their economic potential. The best intersection achieved on the main zone was 4.2 g/t over 5 meters.

ii)

A mineralization zone to the north of the main zone (the North eastern Zone) shows gold potential. The strike distance of this zone on the Handeni Gold property is approximately 330 m. Three mineralized intersections were obtained. The zone may be interpreted as refolded main zone on the north eastern flank of the syncline or a “lower amphibolite zone” at a lower level of the main Magambazi synclinal structure. The most promising intersection on this zone was 3.75 g/t over 1 meter.

iii)

A mineralization zone with a strike distance of approximately 450 m to the south of the main zone (the South western Zone) was intersected. The geological interpretation is the same as for the North eastern zone. Four mineralized intersections were obtained in this zone of which 1.31 g/t over 1 meter was the intersection obtained.

Evaluation of the economic potential of the three mineralization zones will only be possible with closely spaced directional drilling to follow out the mineralization. We will continue its evaluation of the Magambazi East project based on a detailed interpretation of the available drill core and an intensive program of close spaced ground geophysics. The project will finally be ranked against 15 other already identified targets (the decision to continue drilling on its Kwandege project has already been taken) before a decision on a possible continuation of the drilling program on Magambazi East will be taken. Intercepts were reported as drilling widths due to extreme folding of layers. More drilling will be needed to confirm true widths. For the holes reported for this phase of the assay program sampling was conducted along one meter continuous intervals of the core.

f)

37 drill holes (4,989 meters in total) have been drilled on the Kwandege mineralized zone, completing the first phase drilling program on this project. The total number of drill holes on the main Kwandege target for the first phase drilling phase were 33, including a single hole abandoned due to bad drilling ground. 26 of the 32 drill holes on the main Kwandege target yielded gold assay values of more than 0.5 g/t over a one-meter interval or thicker intersection, whereas four of the remaining holes had anomalous gold values of up to 0.49 g/t. Three holes were drilled on a chargeability and radiometric target south of the main Kwandege target and one on a potential south eastern extension of the main Kwandege target (Figure below).

Kwandege drill hole positions.

Blue dots represent positions of current artisanal workings and the area outlined in purple is an approximately 1km2 sulphide and radioelement enriched zone. Hole KW2_10 was drilled on a potential south eastward extension of the main Kwandege mineralized zone.

Of the three drill holes drilled on the chargeability zone (outlined in purple on figure above (KW3_01, KW3_02 and KW3_03) (Fig. 1), all three intersected the zone associated with gold mineralization in the Handeni area but only KW3_01 yielded anomalous gold values of 0.24 g/t over 1 m intersections. Thus, despite large percentages of pyrite, as well as some arsenopyrite being present in most of the core intersected on the chargeability anomaly as outlined, general gold values over this anomaly are unexpectedly low. The potential for gold on the perimeter of the chargeability zone however remains high and further drilling is required.

Anomalous gold values were intercepted over large portions of drill core in KW2_10, drilled on a potential south eastern extension of the main Kwandege mineralization zone. Although no values of economic grade are present in this single drill hole, the garnet amphibolite (the favourable zone for gold mineralization) was intersected. The lower values are most likely due to an unfavourable sub-surface structural intersection and further drilling is necessary to assess the (new) south eastern extension of the main Kwandege target.

The best intersections obtained on the first phase of the Kwandege drilling project (32 holes) were:

i)	KW2_01 with 4.40 g/t over 12 meters, including 29.5 g/t over 1 m as well as 3.54 g/t over 1 m;
ii)	KW2_07 with 6.20 g/t over 5 m including 29.60 g/t over 1 m;
iii)	KW1_08 with 1.1 g/t over 9 m including 5.67 g/t over 1 m;
iv)	KW1_14 with 1.74 g/t over 6 m including 2.45 g/t over 2m and 3.51 g/t over 1m;
v)	KW1_07 and KW4_03 each with 2.11 g/t over 1 m, and
vi)	KW2_08 with 3.70 g/t over 1 m.

An important feature of the Kwandege target is the fact that low level gold values (0.5 g/t to 1 g/t) were encountered in numerous intersections in the drill holes and also confirmed by the latest assay results. Anomalous gold with some potentially economic intersections have been encountered in an E - W (strike) direction of 1,501 meters (based on the results of the completed phase 1 drilling program). The open ended nature of the mineralization in an E-W direction was confirmed.

The structural control on the gold mineralization is an important feature of mineralization at Kwandege. Based on the current results, gold is particularly enriched in the upper of two garnet amphibolite layers separated by a felsic gneiss unit. Within the garnet amphibolite, gold is most likely concentrated in the proximity of fold noses. The package of garnet amphibolite as well as felsic gneiss units are contained within a SSW towards NNE thrust unit.

g)	A confined alluvial mining evaluation program was initiated to investigate the potential to economically mine alluvial gold on the prospecting licenses.

The Company is currently focusing its exploration efforts on:

a)	the ranking of its seventeen identified targets and upgrading of the most promising targets to drill target status;
b)	detailed work on the Kwandege project to plan the second phase of drilling; and
c)	the evaluation of selected alluvial targets.

The estimated budget for the completion of these exploration programs is provided below:

EXPLORATION WORK	BUDGET (US$)
Ground Geophysics	250,000
Mapping, trenching, sampling, etc.	250,000
Drilling	950,000
Geologists, field personnel and general exploration	550,000
Sundry & contingencies	500,000
TOTAL	$2,500,000

Mkuvia Alluvial Gold Project

Our other property of interest is the Mkuvia Alluvial Gold Project. On June 27, 2008 but effective on August 4, 2008 when ratified by our Board of Directors, we entered into a Joint Venture Agreement with Mkuvia Maita (“Mr. Maita”), the registered holder of certain PLs over certain areas covering approximately 430 square kilometers located in the Liwale and Nachigwea Districts of Tanzania. Pursuant to this agreement we had the right to enter, sample, drill and otherwise explore for minerals on the property underlying the prospecting licenses as granted by the Government of Tanzania under the Mining Act, subject to a perpetual net smelter royalty return of 3% payable to Mr. Maita.

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

  Prospecting License No. 5662/2009.

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

Pursuant to the terms of the New Mkuvia Agreement we shall continue to have the right to enter, sample, drill and otherwise explore for minerals on the property underlying the new PLs as granted by the Government of Tanzania under the Mining Act and any other rights covered by the PLs listed above.

In consideration for the entry into of the New Mkuvia Agreement, we were required to pay Mr. Maita US$40,000 upon signing of the New Mkuvia Agreement. In addition, and upon commencement of any production on the property underlying the prospecting licenses, Mr. Maita is still entitled to receive a perpetual net smelter royalty return of 3% from any product realized from the property underlying the PLs under the New Mkuvia Agreement. By entering into the New Mkuvia Agreement, we are no longer required to pay Mr. Maita the balance of approximately US$460,000 in aggregate yearly cash payments previously due under the Prior Agreement in consideration, in part, of our Company reducing the current unexplored property area underlying the prospecting licenses under the New Mkuvia Agreement by approximately 50 square kilometers.

The Company is informed that these PLs expired during May and June of 2012. The Company is also informed that renewal applications were submitted (50% of each of the four properties) by the owner, Mr. Maita, as renewal licenses, and that applications for the remaining 50% of each of the four licenses were submitted. If there are other applicants for the remaining 50% of each of the four PLs, the Company understands that there will be a tender process for the same. At this time the Company is considering its interest in the same going forward but no final determination has been made as of yet.

The property has several overlying primary mining licenses (again PMLs) that have mineral rights that lie within the boundaries of the Mkuvia property. Generally, PMLs represent limited mining rights which allow the small scale exploration of minerals by local miners and must predate the establishment of a prospecting license. PMLs are retained exclusively for Tanzanian citizens. The maximum size of the demarcated area for a PML for all minerals other than building materials is 10 hectares. The PML is granted for a period of five years, renewable once upon request. When a PML expires, the mineral rights succeed to the underlying PL and cannot be renewed or re-staked thereafter, so long as the PL remains valid. Specifically, the PMLs on the Mkuvia property consist of approximately 115 licenses owned by Mr. Maita, and have been provided for in the New Mkuvia Agreement. Upon a successful mining permit application and receipt, the PMLs will be collapsed and superseded by the PL rights.

We obtained a Technical and Recourse Report on the Mkuvia Alluvial Gold Project, dated July 24, 2009, as prepared by Laurence Stephenson, P. Eng., and Ross McMaster, MAusIMM. This report was prepared in accordance with NI 43-101. Much of the information regarding the Mkuvia Alluvial Gold Project as provided below is based on information provided in that NI 43-technical report.

Effective November 7, 2009, we entered into a purchase agreement (the “Purchase Agreement”) with Ruby Creek Resources, Inc. (“Ruby Creek”), pursuant to which Ruby Creek has the right to purchase a 70 percent interest in 125 square kilometres of our 380 square kilometre Mkuvia Alluvial Gold Project upon payment of $3,000,000 over a three-year period. The schedule by which Ruby Creek is to pay such $3,000,000 to our Company is as follows:

  $100,000 within five business days of signing of the Purchase Agreement (received);
  $150,000 within 15 business days of signing of the Purchase Agreement (received);
  $100,000 upon satisfactory completion of Ruby Creek’s due diligence (received);
  $400,000 upon closing under the Purchase Agreement and receipt of the first mining license;
  $750,000 within 12 months of closing;
  $750,000 within 24 months of closing and
  $750,000 within 36 months of closing (this final payment may be made, in Ruby Creek’s discretion, in cash or shares of Ruby Creek).

In a further purchase agreement between our Company and Ruby Creek dated for reference May 19, 2010 and fully executed on June 16, 2010 (the “Further Purchase Agreement”), Ruby Creek agreed to purchase 70% of the remaining 255 sq km of the Mkuvia Alluvial Gold Project in accordance with the terms of such Further Purchase Agreement. Under the terms of the Further Purchase Agreement, Ruby Creek will earn a 70 percent interest in the remaining 255 square kilometres of our 380 square kilometre Mkuvia Alluvial Gold Project by making payments totaling $6,000,000 to us. The schedule by which Ruby Creek is to pay such $6,000,000 to us is as follows:

  $200,000 due within seven days of execution of the Further Purchase Agreement (received);
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
  $450,000 on June 1, 2011 (unpaid);
  $1,000,000 on June 1, 2012 (unpaid); and
  $1,000,000 on June 1, 2013 (which may be satisfied by the issuance of stock by Ruby Creek).

Thus, the combined payments under the November 2009 and the June 2010 Purchase Agreement and Further Purchase Agreement provide for a total commitment of $9,000,000 payable to our Company by Ruby Creek to purchase a 70% interest in the entire 380 square kilometre Mkuvia Alluvial Gold Project.

The ownership structure of the interest in the Mkuvia Alluvial Gold Project shall be a 70% interest for Ruby Creek, a 25% interest for our Company and a 5% interest for Mr. Mkuvia Maita, the original owner of the underlying PLs. In addition, Mr. Maita retains a 3% net smelter royalty. However, the Further Purchase Agreement also provides that Ruby Creek may increase its ownership position from a 70% interest to 75%, reducing our position to 20%, by giving notice to us and paying $1,000,000 to us by June 1, 2011 (unpaid).

As indicated in Item 3 of this Annual Report – “Legal Proceedings”, on February 8, 2012, Ruby Creek filed a lawsuit against the Company in the Supreme Court, State of New York, in which Ruby Creek alleges that the Company participated in a fraudulent transfer of the mineral property interests that Ruby Creek had the right to purchase pursuant to the above-referenced Purchase Agreement and Further Purchase Agreement with the Company. The Company is of the view that such allegations are without merit and intends to vigorously contest the action. On February 23, 2012, the Company filed a lawsuit against Ruby Creek in the Supreme Court of British Columbia, seeking relief for Ruby Creek’s breach of its payment obligations under the above-referenced Purchase Agreement and Further Purchase Agreement and seeking an order that Ruby Creek remove the U.S. restrictive legend from Ruby Creek shares issued to the Company under the agreements. To date, Ruby Creek is in default with respect to over $1.3 million in scheduled payments due to the Company under the Purchase Agreement and Further Purchase Agreement.

Location and Access

The 380 square kilometers Mkuvia Project is located in the Nachingwea District, Lindi Region of the United Republic of Tanzania, and approximately 140 kilometers west of Nachingwea town. Lindi Region is one of the three regions forming Southern Zone of United Republic of Tanzania, the other regions being Mtwara and Ruvuma. The Mtwara and Ruvuma regions border northern Mozambique and eastern Malawi. A central point in the mining license is located at 361600 mE, 8856946 mN, UTM Zone 37 Southern Hemisphere (WGS 84)

The Lindi Region is one of the 20 Regions in Tanzania Mainland. The Region lies between South latitude 08°30’ and 10°30’ and East longitude 37°30’ and 39°30’. It is bordered by four other regions, the Coastal and Morogoro regions to the North, the Ruvuma region to the West, the Mtwara region to the South and the Indian Ocean to the East.

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

Phanerozoic formations in Tanzania include the following:

  the Karoo Supergroup of Late carboniferous to Jurassic age made up of continental sedimentary rocks famous for hosting good-quality coal resources occurring in several isolated coalfields located in south west of Tanzania;

  Marine Formations that are dominated by shelf-facies clay bound sands, marls and some isolated coral reefs good for production of portland cement, lime and construction aggregates. The marls and sands are respectively, good source and reservoir rocks of hydrocarbons. At Mandawa there are salt domes made up of gypsums and other evaporates salts that can be used for various industrial purposes; and

  Neogene to Quarternary continental formations in isolated basins and river channels composed of clays (red soils, ochre, kaolin, bentonites, meerschaum, bauxite), limestone, evaporates (gypsum, nitrates and halides) and sands; volcanic rocks ranging in composition from lavas (basalts, andesites, and phonolites) good for aggregates, apatite and niobium bearing carbonatites (good for fertilizers), tuffs, ash and pumice (good for production of pozzolana cement) and dimension stones; volcanic fumarolic exhalative deposits (mainly sulphur and fluorites).

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

Mineralization

Thus far, the known gold mineralization in Mkuvia Property occurs as placer deposits comprising of a significant, but unquantified accumulation of gold in alluvium hosted by: 1) reworked palaeo-placer by the Mbwemkuru River and its tributaries; and 2) an over 10 m thick zone of palaeo-placer sand and pebble beds non-conformably overlying biotite schist, gneiss, quartzite, garnet-amphibolite and granitoids. The latter comprises a poorly sorted palaeo-beach placer plateau extending over 29 km along a NW-SE direction and ~5 km wide along a NE-SW direction. In addition there are extensive troughs with similar continental alluvium further west in the Karroo Basin. It is however notable that at the highest point on the property, pebble conglomerates were noted on the surface that have been worked sporadically by the artisanal miners (due to lack of water resources) suggesting that gold is present. This is consistent with the proposition that the mineralization is associated with a wide spread beach placer environment.

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

The compilation of all heavy mineral and gold results was completed by TMEx staff in laboratory conditions at Arusha, Tanzania, which included separating and weighing the gold recovered from each sample where measurable gold was observed. Each sample was taken from a designated and mapped stratigraphy as a measured volume of loose material (e.g.: sands, gravel) and usually were 100 litres in field estimated volume. Sample treatment was by a 7.5 inch Knelson concentrator to produce a heavy mineral concentrate. After further hand panning in the TMEx laboratory reduced the concentrate, it was dried and the gold was finally separated from all other minerals, described and weighed to give a result in g/Lcm. (A loose cubic metre (Lcm) is defined as the expansion of the in situ measurement of material that once excavated increases by a 20-30% factor that will be determined exactly in further test work.) TMEx took charge of the concentrate from the Knelson concentrator and proceeded to calculate the weight of gold.

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

Of the 256 stream samples, over a hundred had gold colours of more than 10 with 16 having over 100. With reference to the work done in the pits, and since the samples taken from the stream sediments were done with the same volumetric procedure, the high colour counts suggest that other zones with grade potential could be identified on the property.

Results and Recommendations

The authors of the NI 43-101 report concluded that the Mkuvia Property is a significant property of exploration merit and have recommended a two-phase exploration program, as described below, which we intend to implement, subject to sufficient funding.

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

Exploration conducted during the fiscal year ended May 31, 2012 to date

We have not received any update from Ruby Creek on its exploration activities conducted on the Mkuvia properties during the financial year ended May 31, 2012 to date. The Company is hopeful that it will be able to receive such exploration data in order to assist it in determining whether to make application for the remaining PLs through what the Company is informed is a tender process to come.

Glossary of Terms

The definitions of geological and technical terms used in this Annual Report on Form 10-K are provided below:

Amygdaloidal lavas	An effusive rock with large, slightly elongated pores filled with secondary deposits of various minerals (quartz, zeolites, chlorites, and calcite).

Archaean	The 3800 million to 2500 million years period in the earth’s history.

Boudin structure	A normally sausage shaped structure formed by deformation of rocks.

Feldspars	A group of minerals most abundant on earth and consisting mainly of K, Na, Ca and Al as well as O (oxygen).

Ferromagnesian minerals	Minerals with Fe or Mg as a major chemical component in their composition.

Granulites

Granulites are medium to coarse–grained metamorphic rocks that have experienced high temperature metamorphism, composed mainly of feldspars sometimes associated with quartz and anhydrous ferromagnesian minerals.

Metamorphic rocks	Rocks that have been subjected to pressure, temperature or chemical conditions different from which they were formed under.

Mobile belt	A long, relatively narrow crustal region of tectonic activity.

Orogenic style	The style of the process of mountain formation, especially by a folding and faulting of the earth's crust.

PL	Prospecting license.

PLR	Reconnaissance prospecting license.

PML	Primary mining license.

Proterozoic	The time period from 2 500 million years to 500 million years in the history of the earth.

Red beds	Refers to strata of reddish-colored sedimentary rocks such as sandstone, siltstone or shale that were deposited in hot climates under oxidizing conditions.

Quartz	A mineral Group consisting mainly of Si and O (oxygen).

Rifting	A place where the Earth's crust and lithosphere are being pulled apart.

Ubendian

A phase of mountain building whose precise dates are uncertain but which probably occurred about 1800–1700 Ma ago, producing what is now a NW—SE belt in southern Tanzania, northern Zambia, and the eastern Congo.

Unconformably	Rock strata consisting of a series of younger strata that do not succeed the underlying older rocks in age or in parallel position, as a result of a long period of erosion or nondeposition.

Usagaran	A metamorphic belt in Tanzania in which deformation took place at about 2000 million years ago.

Mineral Property Acquisition Agreement

As previously disclosed in our Current Report on Form 8-K as filed with the SEC on August 10, 2011, effective August 5, 2011, our Board of Directors ratified the entering into of a certain 2011 Acquisition Agreement with Handeni Resources. Pursuant to the 2011 Acquisition Agreement, the Company had an exclusive option (the “Option”) to acquire from Handeni Resources a 100% interest in mineral licenses covering an area of approximately 2.67 square kilometers to the east of Magambazi Hill (the “Property”), which is adjacent to the area covered by the Company’s four existing prospecting licenses (totaling approximately 800 square kilometers) in the Handeni District.

Pursuant to the terms of the 2011 Acquisition Agreement, and in order to keep the Option in good standing during the 30-day period starting on August 5, 2011 (the “Option Period”, which period had been extended to October 4, 2011 upon the mutual agreement of our Company and Handeni Resources), we are required to provide the following consideration to Handeni Resources:

  Share issuance: issue from treasury and to the order and direction of Handeni Resources prior to and at the end of the Option Period an aggregate of 15,000,000 restricted common shares in the share capital of the Company (each a “Share”), at a deemed issuance price of U.S. $0.40 per Share; and

  Maintenance payments: pay, or cause to be paid, to or on Handeni Resource’s behalf as the Company may determine, in the Company’s sole and absolute discretion, all underlying option, regulatory and governmental payments and assessment work required to keep the mineral property interests comprising the Property and any underlying option agreements respecting any of the mineral property interests comprising the Property in good standing during the Option Period.

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

To comply with the laws and regulations of the Republic of Tanzania whereby foreign companies may not own PMLs, in July 2012, Handeni Gold Inc. entered into an Addendum agreement to the 2011 Acquisition Agreement with Handeni Resources whereby Handeni Resources will administer the 32 PMLs until such time as a mining license (ML) on the 32 PMLs (2.67 km2) have been allocated. During this period Handeni Resources will be conducting exploration and mining activities on the PMLs as directed by the Company.

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

Our mineral interests in Tanzania are held under PLs granted pursuant to the Mining Act for an initial period of three years and a prospecting license reconnaissance issued for initial periods of two years, and are renewable in two successive periods of two years only. We must pay annual rental fees for our prospecting licenses at a rate of $20 per square kilometer. There is also an initial one-time “preparation fee” of $200 per license. Upon renewal, we pay a fee of $200 per license. Renewals of our PLs can take many months and even years to process by the regulatory authority in Tanzania.

All PLs in Tanzania require the holder to employ and train local residents, typically amounting to $5,000 per year, and make exploration expenditures, as set out in the Mining Act. At each renewal, at least 50% of our licensed area must be relinquished. If we wish to keep the relinquished one-half portion, we must file a new application for the relinquished portion.

The geographical area covered by a PL may contain one or more previously granted PML. A PLM is a mining license granted only to a Tanzanian citizen consisting of an area of not to exceed 10 hectares. Once a PL is granted, no additional PMLs can be granted within the geographical area covered by the PL. The PL is subject to the rights of previously granted and existing PMLs. The holder of a PL will have to work around the geographical area of the PML unless the PL holder acquires the PML and any rights to the land covered by the PML.

We must hold a mining license to carry on mining activities, which are granted only to the holder of a PL covering a particular area. A mining license is granted for a period of 25 years or the life of the mine. It is renewable for a period not exceeding 15 years. Other than the PMLs being held under Handeni Resources, we do not hold any mining licenses, only PLs. An application for the 32 PMLs being held under agreement by Handeni Resources to be changed into a mining license (ML) is underway. Prospecting and mining license holders must submit regular reports in accordance with mining regulations. Upon commercial production, the government of Tanzania imposes a royalty on the gross value of all production at the rate of 3% of all gold produced. The applicable regulatory body in Tanzania is the Ministry of Energy and Minerals.

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

Employees

Other than our officers and directors, we had approximate 24 full-time equivalent employees and consultants during the fiscal year ended May 31, 2012, 22 of which were located in Tanzania. We retain independent geologists and consultants on a contract basis to conduct the work programs on our mineral properties in order to carry out our plan of operations.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

The Company has two subsidiaries, both of which are Tanzanian companies: (i) HG Limited (formerly DLM Tanzania Limited); and (ii) Douglas Lake Tanzania Limited, which is inactive.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A.      RISK FACTORS

An investment in a company engaged in mineral exploration involves an unusually high amount of risk, both unknown and known, present and potential, including, but not limited to the risks enumerated below. An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this annual report in evaluating our Company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed or cause actual results to differ materially from those projected in any forward-looking statements due to any of the following risks. The risks described below may not be all of the risks facing our Company. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations and we cannot assure you that we will successfully address these risks or other unknown risks that may affect our business. You could lose all or part of your investment due to any of these risks.

Risks Related to Our Company

We are a recently organized business with a limited operating history.

We were incorporated in January 2004 and have a limited operating history which makes it difficult to evaluate the investment merits of our Company. As of May 31, 2012, we had not generated any revenues from operations and incurred a net loss since inception of $109,411,161.

We have incurred net losses since our inception and expect losses to continue.

We have not been profitable since our inception. For the fiscal year ended May 31, 2012, we had a net loss of $6,903,557. Since our inception on January 5, 2004 to May 31, 2012, we had an accumulated net loss of $109,411,161. We have not generated revenues from operations and do not expect to generate revenues from operations unless and until we are able to bring a mineral property into production. The expenditures to be made by us in the exploration of our properties may not result in discoveries of commercially recoverable mineral reserves. There is a risk that we may never bring a mineral property into production that our operations will not be profitable in the future and you could lose your entire investment.

We may not be able to continue as a going concern if we do not obtain additional financing or attain profitable operations.

Our independent accountants’ audit report states that there is substantial doubt about our ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon attaining profitable operations and obtaining sufficient financing to meet obligations and continue exploration and development activities. We have incurred only losses since our inception. Whether and when the Company can attain profitability is uncertain. These uncertainties cast significant doubt upon the Company’s ability to continue as going concern, because we will be required to obtain additional funds in the future to continue our operations and there is no assurance that we will be able to obtain such funds, through equity or debt financing, or any combination thereof, or we are able to raise additional funds, that such funds will be in the amounts required or on terms favourable to us.

Our exploration activities are highly speculative and involve substantial risks.

The mineral properties that we held interests in during our year ended May 31, 2012 are in the exploration stage and no proven mineral reserves have been established. Our exploration work may not result in the discovery of mineable deposits of ore in a commercially economical manner. There may be limited availability of water, which is essential to mining operations, and interruptions may be caused by adverse weather conditions. Our operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air quality standards, pollution and other environmental protection controls. Our exploration activities are subject to substantial hazards, some of which are not insurable or may not be insured for economic reasons. Any of these factors could have a material adverse effect on our results and financial condition.

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

Exploration activities, including test mining and operating activities are inherently hazardous.

Mineral exploration activities, including test mining activities, involve many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome.

Operations that we undertake will be subject to all the hazards and risks normally incidental to exploration, test mining and recovery of gold and other metals, any of which could result in work stoppages, damage to property and possible environmental damage. The nature of these risks are such that liabilities might result in us being forced to incur significant costs that could have a material adverse effect on our financial condition and business prospects.

We depend on key management personnel.

The success of our operations and activities is dependent to a significant extent on the efforts and abilities to attract and maintain qualified key management and technical personnel. Competition for such personnel is intense and we may not be able to attract and retain such personnel. We do not maintain key-man life insurance on any of our officers. A loss of any of them could adversely affect our business.

Our officers and directors may have potential conflicts of interest due to their responsibilities with other entities.

The officers and directors of the Company serve as officers and/or directors of other companies in the mining industry, which may create situations where the interests of the director or officer may become conflicted. The companies to which some of our officers and directors provide services may be potential competitors with the Company at some point in the future. The directors and officers owe the Company fiduciary duties with respect to any current or future conflicts of interest.

We may experience difficulty managing our anticipated growth.

We may be subject to growth-related risks including capacity constraints and pressure on our internal systems and controls. Our ability to manage growth effectively will require us to continue to implement and improve our operational and financial systems and to attract and retain qualified management and technical personnel to meet the needs of our anticipated growth. Our inability to deal with this growth could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

At May 31, 2012, we had cash of $886,889 and working capital of $1,515,046. We will continue to incur exploration costs to fund our plan of operations and intend to fund our plan of operations from working capital and equity subscriptions. Ultimately, our ability to continue our exploration activities depends in part on our ability to commence operations and generate revenues or to obtain financing through joint ventures, debt financing, equity financing, production sharing agreements or some combination of these or other means. There can be no assurance that we will be able to obtain any such financing.

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

Risks related to government controls and regulations

We are subject to complex federal, provincial, state, local and other laws, controls and regulations that could adversely affect the cost, manner and feasibility of conducting our operations.

Mineral exploration, production, marketing and transportation activities are subject to extensive controls and regulations imposed by various levels of government, which may be amended from time to time. Governments may regulate or intervene with respect to price, taxes, and the exportation. Regulations may be changed from time to time in response to economic or political conditions. The implementation of new regulations or the modification of existing regulations affecting the mining industry could increase our costs, any of which may have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, in order to conduct operations, we require licenses from various governmental authorities. We cannot assure you that we will be able to obtain all of the licenses and permits that may be required to conduct operations that we may desire to undertake.

Our business activities are conducted in Tanzania.

Our mineral exploration activities in Tanzania may be affected in varying degrees by political stability and government regulations relating to the mining industry and foreign investment in that country. The government of Tanzania may institute regulatory policies that adversely affect the exploration and development (if any) of our properties. Any changes in regulations or shifts in political conditions in this country are beyond our control and may materially adversely affect our business. While the Company’s management will propose a measure to mitigate the effects, our operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, foreign exchange controls, income taxes, expropriation of property, environmental legislation and mine safety.

As a public company, our compliance costs and risks have increased in recent years.

Legal, accounting and other expenses associated with public company reporting requirements have increased significantly in the past few years. We anticipate that general and administrative costs associated with regulatory compliance will continue to increase with on-going compliance requirements under the Sarbanes-Oxley Act of 2002, as well as any new rules implemented by the SEC in the future. These rules and regulations have significantly increased our legal and financial compliance costs and made some activities more time consuming and costly. We cannot assure you that we will effectively meet all of the requirements of these regulations, including Section 404 of the Sarbanes-Oxley Act. Any failure to effectively implement internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations, or result in our principal executive officer and principal financial officer being required to give a qualified assessment of our internal control over financial reporting. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our common stock and our ability to raise capital. These rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance in the future. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

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

On January 23, 2006, the Pennsylvania Securities Commission (“PSC”) issued an inquiry letter to our Company. The inquiry alleged that we offered and sold securities to investors without being in compliance with Regulation D and without registration. The PSC notified us that an acceptable course of action was for us to offer the Pennsylvania state residents an opportunity to rescind their investment with us. While the Pennsylvania state residents have rejected our offer to repurchase their shares, we do not plan to make the same offer to our other US investors, residents of California, or our British Columbia resident investors. If the investors invoke their rescission right or if any securities commission requires us to offer a right of rescission to the investors, we may have to refund the related funds.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our common stock will be subject to the “Penny Stock” Rules of the SEC, which will make transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

Our common stock is quoted on the OTCQB, which is generally considered to be a less efficient market than markets such as NASDAQ or the national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities will be subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply generally to companies whose common stock trades at less than $5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the “penny stock rules” and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules”, investors will find it more difficult to dispose of our securities. Further, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

In addition to the “penny stock” rules promulgated by the SEC, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require a broker-dealer to have reasonable grounds for believing that an investment is suitable for a customer when recommending the investment to that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.        PROPERTIES

Our principal office is located at Plot 228, Regent Estate, Dar es Salaam, the United Republic of Tanzania and our Vancouver office is located at Suite 500-666 Burrard Street, Vancouver, British Columbia, V6C 3P6, Canada.

Our mineral claim interests and the properties underlying such interests are described above under Item 1, “Business”.

ITEM 3.        LEGAL PROCEEDINGS

Except as disclosed below, management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

On February 8, 2012, Ruby Creek filed a lawsuit against the Company in the Supreme Court, State of New York, in which Ruby Creek alleges that the Company participated in a fraudulent transfer of certain mineral property interests in Tanzania that Ruby Creek had the right to purchase pursuant to a series of agreements with the Company. The Company is of the view that such allegations are without merit and intends to vigorously contest the action.

On February 23, 2012, the Company filed a lawsuit against Ruby Creek in the Supreme Court of British Columbia seeking relief for Ruby Creek’s breach of its payment obligations under the above-referenced agreements and seeking an order that Ruby Creek remove the U.S. restrictive legend from Ruby Creek shares issued to the Company under the agreements. To date, Ruby Creek is in default with respect to over $1.3 million in scheduled payments due to the Company under the agreements.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock were quoted for trading on the OTC Bulletin Board under the symbol “DLKM.OB” on March 23, 2005. On February 14, 2012, the Company changed its name to Handeni Gold Inc., and its trading symbol was changed to “HNDI”. Our common stock is currently trading on OTCQB market tier. The market for our common stock is limited, volatile and sporadic. The following table sets forth the high and low prices relating to our common stock for the periods indicated, as provided by the OTC Bulletin Board. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

QUARTER ENDED	HIGH	LOW
May 31, 2012	$0.13	$0.03
February 28, 2012	$0.20	$0.08
November 30, 2011	$0.38	$0.10
August 31, 2011	$0.48	$0.27
May 31, 2011	$0.67	$0.40
February 28, 2011	$0.80	$0.28
November 30, 2010	$0.47	$0.10
August 31, 2010	$0.18	$0.09
May 31, 2010	$0.26	$0.11

Holders

As at August 21, 2012, we had 308,416,654 shares of our common stock issued and outstanding, which were held by approximately 151 registered holders. We believe that there are in excess of 1,150 beneficial owners of our common stock.

Our transfer agent is Transhare Corporation, whose address is 4626 S. Broadway, Englewood, CO 80113, U.S.A., telephone phone number is 303-662-1112 and fax number is 303-662-1113.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

We adopted a Stock Option Plan, dated April 27, 2007 (the “2007 Stock Option Plan”), under which we were authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. No more options may be granted or exercised under the 2007 Stock Option Plan.

We adopted an additional Stock Option Plan, dated October 20, 2008 (the “2008 Stock Option Plan”), under which we were authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. No more options may be granted or exercised under the 2008 Stock Option Plan.

We adopted an additional Stock Option Plan, dated August 11, 2010 (the “August 2010 Stock Option Plan”), under which we were authorized to grant stock options to acquire up to a total of 10,000,000 shares of common shares. No more options may be granted or exercised under the August 2010 Stock Option.

We adopted an additional Stock Option Plan, dated November 29, 2010 (the “November 2010 Stock Option Plan”), under which we are authorized to grant stock options to acquire up to a total of 40,000,000 shares of common shares. The following summary of the November 2010 Stock Option Plan is not complete and is qualified in its entirety by reference to the November 2010 Stock Option Plan, a copy of which is incorporated by reference as an exhibit hereto.

The November 2010 Stock Option Plan provides for the granting of stock options, stock appreciation rights, restricted stock and other equity awards as set out in the November 2010 Stock Option Plan to our directors, officers, employees or consultants. The maximum number of shares that may be issued under the November 2010 Stock Option Plan are 40,000,000 shares of our common stock. As of May 31, 2012, there remained 11,700,000 shares of common stock available to be issued under the November 2010 Stock Option Plan; as of the date of this annual report, there remain 10,300,000 shares of common stock available to be issued under the November 2010 Stock Option Plan. No insider of the Company is eligible to receive an award under the Plan where (i) the insider is not a director or senior officer of the Company, (ii) any award, together with all of the Company’s previously established or proposed awards under the Plan could result at any time in (a) the number of shares reserved for issuance pursuant to options granted to the insider exceeding 50% of the outstanding issue of common stock or (b) the issuance to the insider pursuant to the exercise of options within a one-year period of the number of shares exceeding 50% of the outstanding issue of our common stock. Unless the administrator under the Plan determines that an award to a grantee is not designed to qualify as performance-based compensation, the maximum number of shares with respect to options and/or stock appreciation rights that may be granted during any one calendar year under the November 2010 Stock Option Plan to any one grantee is 20,000,000, all of which may be granted as incentive stock options, and the maximum aggregate grant of restricted stock, unrestricted shares, restricted stock units and deferred stock units in any one calendar year to any one grantee is 20,000,000. The November 2010 Stock Option Plan is administered by a committee consisting of two or more members of our Board of Directors, who have the authority to, among other things, interpret the November 2010 Stock Option Plan, select eligible participants, determine whether and to what extent awards are granted under the November 2010 Stock Option Plan, approve award agreements under the November 2010 Stock Option Plan and amend the terms of any outstanding award granted under the November 2010 Stock Option Plan.

The table set forth below presents information relating to our equity compensation plans as of the date of May 31, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans to be Approved by Security Holders	N/A	N/A	N/A
Equity Compensation Plans Not Approved by Security Holders (2007, 2008, August 2010 and November 2010 Stock Incentive Plans)	28,300,000	$0.24	11,700,000

Recent Sales of Unregistered Securities

Any sales of unregistered securities during the Company’s fiscal year ended May 31, 2012 to the date of this annual report have been previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K, except as disclosed below:

On July 4, 2012, the Company issued a total of 1,000,000 shares of common stock to five independent directors under the Company’s November 2010 Stock Incentive Plan at a deemed issuance price of $0.04 per common share. The Company relied on an exemption from the registration requirements under the Securities Act pursuant to Regulation D or Regulation S and/or Section 4(2) with respect to the issuance of these shares.

No Repurchases

Neither we nor any affiliated purchaser has made any purchases of our equity securities during the fourth quarter of our fiscal year ended May 31, 2012.

ITEM 6.        SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial position, plan of operations and results of operations should be read in conjunction with (i) our audited consolidated financial statements as at May 31, 2012, May 31, 2011 and for the period from inception (January 5, 2004) to May 31, 2012 and (ii) the section entitled “Business” included in this annual report. All financial information in this Management’s Discussion and Analysis (“MD&A” or the “discussion”) is expressed and prepared in conformity with U.S. generally accepted accounting principles. All dollar references are to the U.S. dollar, the Company’s reporting currency, unless otherwise noted. Some numbers in this MD&A have been rounded to the nearest thousand for discussion purposes.

FORWARD-LOOKING STATEMENTS

This MD&A contains forward-looking statements that involve risks, uncertainties and assumptions with respect to the Company’s activities and future financial results, which are made based upon management’s current expectations and beliefs. These forward-looking statements involve risks and uncertainties, including statements regarding the Company’s capital needs, business plans and expectations. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this annual report. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Management disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

To take advantage of Tanzania’s rich natural resources, the Company is engaged in the acquisition and exploration of mineral properties in the United Republic of Tanzania, Africa, through its wholly-owned subsidiaries, HG Limited (formerly: DLM Tanzania Limited) and Douglas Lake Tanzania Limited, which is inactive. Over these years, the Company has built strong relationships with the Ministry of Mines, the Geological Survey of Tanzania, and other government agencies in Tanzania.

In the past year, the Company has made a strategic decision to focus exclusively on its highly prospective gold property, namely, the recently purchased 800 square kilometer Handeni Gold Project located in Tanzania. Our past year exploration program and achievements are highlighted as follows:

a)

The Company completed a ground Induced Polarization / Resistivity and ground magnetic geophysical survey over an approximately four square kilometer surveyed grid on the Handeni East Magambazi target and we commenced diamond drilling. In October 2011, the Company completed a helicopter based TEM electromagnetic and radiometric aerial survey program on all 800 square kilometers of the Handeni Gold property at 200 meter spaced flight lines in a north-south direction. Electromagnetic (TEM) as well as radiometric data for K (Potassium), U (Uranium) and Th (Thorium), as well as total count was collected simultaneously for the 4,740 line kilometers flown. Selected areas were flown at a line spacing of 100 meters.

The interpreted data clearly delineated subsurface geological features of importance to gold and base metal mineralization in this high grade metamorphic terrain. The data proved to be invaluable in the definition of structurally important sites and target definition.

b)

An intensive ground based geophysical program on the Magambazi East as well as the Kwandege target zones was completed. This data (combined with geochemical results) were used to create drill targets on the two selected areas.

c)

A multi-element soil geochemical program was completed on the Kwandege target delineating the extent of the mineralization zone and assisting the interpretation of the geophysical data to locate drill positions.

d)	A large soil sampling program of two targets in PL6743/2010 was initiated and is still continuing.

e)

28 diamond core holes (5,347 meters) were drilled on the Magambazi East and related targets. 20 of these holes (4,228 m or 79.1% of the total 5,347 meters of drilling) were drilled on the main geophysical and geochemical anomaly considered to be an extension of the main Magambazi Hill mineralization zone. A single hole (MZD 28; 159 m or 3.0%) was drilled on a potential mineralization zone north of the main Magambazi mineralization trend and one hole (MZD 25; 201 m or 3.8%) was drilled on a potential mineralization zone south of the main mineralization zone. Both these zones were delineated by ground geophysics and soil geochemistry producing well defined drill targets. Six holes (totaling 445 m or 14.2%) were drilled on targets potentially related to the Magambazi Hill mineralization zones by faulting and / or folding. Gold mineralization trends defined North, South and South East of Magambazi Hill by our first phase drill results and more drilling will be needed to confirm true widths.

f)

37 drill holes (4,989 meters in total) had been drilled on the Kwandege mineralized zone, completing the first phase drilling program on this project. The total number of drill holes on the main Kwandege target for the first phase drilling phase were 33, including a single hole abandoned due to bad drilling ground. 26 of the 32 drill holes on the main Kwandege target yielded gold assay values of more than 0.5 g/t over a one-meter interval or thicker intersection, whereas four of the remaining holes had anomalous gold values of up to 0.49 g/t. Three holes were drilled on a chargeability and radiometric target south of the main Kwandege target and one on a potential south eastern extension of the main Kwandege target.

g)	We have also drilled three water wells, with constant water flow, for both alluvial wash plants and future drilling programs.

The Company is currently focusing its exploration efforts on:

a)	the ranking of its seventeen identified targets and upgrading of the most promising targets to drill target status;

b)	detailed work on the Kwandege project to plan the second phase of drilling; and

c)	the evaluation of selected alluvial targets.

The Company’s Technical Advisory Committee has been specifically constituted to enable the Company to effectively operate in the geological environments associated with mineralized systems in Archaean and Proterozoic terranes. Additional expertise comprising other disciplines may be co-opted to the committee from time to time, as the situation may require.

Plan of Operations

Our plan of operations for the next twelve months is to focus on the exploration of our mineral properties in Tanzania, particularly on the Handeni property. We anticipate that we will require approximately $2,500,000 for our plan of the exploration work over the next 12 months, as follows:

EXPLORATION WORK	BUDGET (US$)
Ground Geophysics	250,000
Mapping, trenching, sampling, etc.	250,000
Drilling	950,000
Geologists, field personnel and general exploration	550,000
Sundry & contingencies	500,000
TOTAL	$2,500,000

We also estimate that we will need approximately $1,500,000 for consulting, general and administration, professional and other operating expenses over the next 12 months.

At May 31, 2012, we had cash of $887,000 and working capital of $1.5 million. Our actual expenditures may exceed our estimations. As such, we estimate we will need a minimum of $2.5 million in additional funds to cover our planned operations over the next 12, either through the sale of capital stock or from borrowing. To date, we have received subscription funds in the amount of $650,000 ($150,000 prior to May 31, 2012 and $500,000 subsequent to May 31, 2012) pursuant to proposed private placements related to the Company’s Tanzanian and East African fund raising. If we are not able to obtain financing in the amounts required or on terms that are acceptable to us, we may be forced to scale back, or abandon, our plan of operations.

During the 12 month period following the date of this annual report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations beyond the next 12 months. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our acquisition and exploration program going forward. In the absence of such financing, we will not be able to continue acquisition and exploration of mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund our acquisition and exploration program beyond the next 12 months, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of any mineral claims. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

Results of Operations

The following table sets out our losses for the periods indicated:

			Accumulated from
	For the years ended		January 5, 2004 (Date
			of Inception) to
	May 31, 2012	May 31, 2011	May 31, 2012
	$	$	$
Expenses
Consulting fees	2,216,751	13,707,976	23,475,116
Depreciation	161,255	35,875	239,883
Exploration expenses	4,958,141	401,377	7,396,857
General and administrative	803,239	587,092	2,391,157
Impairment of mineral property	-	60,000,000	77,492,074
Professional	806,192	442,622	2,368,359
Rent	156,670	57,174	347,582
Travel and investor relations	345,297	376,159	1,889,286

Total Expenses	9,447,545	75,608,275	115,600,314

Loss from Operations	(9,447,545)	(75,608,275)	(115,600,314)

Other Income (Expenses)
Gain on write down of accrued liabilities	371,839	86,219	458,058
Loss on write-down of amounts receivable	(81,641)	-	(81,641)
Interest income	790	-	790
Mineral property option payments received	-	3,110,000	3,616,017
Loss on sale of investment securities	-	-	(57,071)
Recovery on mineral property costs for stock not issuable	2,253,000	-	2,253,000
	2,543,988	3,196,219	6,189,153

Net Loss	(6,903,557)	(72,412,056)	(109,411,161)

Year Ended May 31, 2012 Compared to Year Ended May 31, 2011

Our net loss for the fiscal year ended May 31, 2012 was $6,904,000, compared to $72,412,000 for the same period ended May 31, 2011, mainly due to the following expenses changes.

Our operating expenses for the fiscal year ended May 31, 2012 decreased by $66 million to $9,448,000 from $75,608,000 for the fiscal year ended May 31, 2011, as follows:

  our consulting fees decreased by $11.5 million to $2,217,000 during the fiscal year ended May 31, 2012 (2011 - $13,708,000), primarily due to a decrease in stock-based compensation. The stock-based compensation was $1,729,000 during the fiscal year ended May 31, 2012 (2011 - $12,711,000);

  our depreciation fees increased by $125,000 to $161,000 during the fiscal year ended May 31, 2012 (2011 - $36,000) mainly due to our increased expenditures on camp and equipment;

  our exploration expenses increased by $4.6 million to $4,958,000 during the fiscal year ended May 31, 2012 (2011 - $401,000) due to our increased exploration and drilling activities during the period;

  our general and administrative expenses increased by $216,000 to $803,000 during the fiscal year ended May 31, 2012 (2011 - $587,000) primarily due to increased operations and administration during the period;

  impairment of mineral property decreased to $Nil during the fiscal year ended May 31, 2012 (2011 - $60,000,000, which represented the impairment of the Handeni Property acquisition costs);

  our professional fees increased by $363,000 to $806,000 during the fiscal year ended May 31, 2012 (2011 - $443,000) primarily as a result of significantly increased legal costs associated with increased operations, management changes and the November 30, 2011 acquisition of further Handeni property interests. We have also incurred additional audit and professional accounting services fees associated with our Tanzania subsidiary;

  our rent expenses increased by $100,000 to $157,000 during the fiscal year ended May 31, 2012 (2011 - $57,000) mainly due to our Tanzania office rented commencing March, 2011; and

  our travel and investor relations expenses decreased by $31,000 to $345,000 during the fiscal year ended May 31, 2012 (2011 - $376,000).]

Liquidity and Capital Resources

The Company has been reviewing its budgets for its current business needs and its further exploration. We estimate that our total expenditures for our fiscal year ending May 31, 2013 will be approximately $4 million, as outlined above under the heading “Plan of Operations”. At May 31, 2012, we had cash of $887,000 and working capital of approximately $1.5 million. As such, we believe that we have insufficient capital to fund our plan of operations in the next 12 months and we estimate we will need a minimum of $2.5 million in additional funds to fund our planned operations through to our fiscal year ending May 31, 2013, either through the sale of capital stock or from borrowing. To date, we have received subscription funds in the amount of $650,000 ($150,000 prior to May 31, 2012 and $500,000 subsequent to May 31, 2012) pursuant to proposed private placements related to the Company’s Tanzanian and East African fund raising. If we are not able to obtain financing in the amounts required or on terms that are acceptable to us, we may be forced to scale back, or abandon, our plan of operations.

We have not generated revenues since the date of inception on January 5, 2004, and our cash has been generated primarily from the sale of our securities. During the 12-month period following the date of this annual report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations over the next 12 months. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our acquisition and exploration program going forward. In the absence of such financing, we will not be able to continue acquisition and exploration of mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund our acquisition and exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of any mineral claims. If we do not continue to obtain additional funding, we will be forced to abandon our mineral claims and our plan of operations.

Net Cash Used in Operating Activities

Net cash used in operating activities was $5.7 million during the fiscal year ended May 31, 2012, as compared to $5.5 million during the fiscal year ended May 31, 2011. During the fiscal quarter ended May 31, 2012, net cash used in operating activities was $1.2 million, as compared to $4.3 million during the same period in 2011. Net cash used in operating activities from our inception on January 5, 2004 to May 31, 2012 was $17.4 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $391,000 during the fiscal year ended May 31, 2012 (primarily for the purchase of equipment), as compared to $312,000 used in purchase of equipment during the fiscal year ended May 31, 2011. During the fiscal quarter ended May 31, 2012, net cash used in investing activities was $29,000, as compared to $285,000 during the same period in 2011. Net cash used in investing activities from our inception on January 5, 2004 to May 31, 2012 was $877,000.

Net Cash from Financing Activities

During the fiscal year ended May 31, 2012, we received $164,000 net cash from financing activities (receipt of stock subscriptions), as compared to $12,647,000 during the fiscal year ended May 31, 2011. During the fiscal quarter ended May 31, 2012, net cash from financing activities was $50,000, as compared to $11.2 million during the same period in 2011. We have funded our business to date primarily from sales of our common stock. From our inception on January 5, 2004 to May 31, 2012, net cash provided by financing activities was $19,213,000.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the property underlying our mineral claim interest and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report on our audited financial statements for the year ended May 31, 2012 that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations beyond the next 12 months. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Related Party Transactions

The details of related party transactions are disclosed in footnote 8 of our Company’s audited consolidated financial statements for the fiscal year ended May 31, 2012 (Item 8 – FINANCIAL STATEMENTS, below).

Segment Disclosures

The Company operates in one reportable segment, located in Tanzania Africa, being the acquisition and exploration of mineral properties. The details of segment disclosures are disclosed in footnote 17 of our Company’s audited consolidated financial statements for the fiscal year ended May 31, 2012 (Item 17 – FINANCIAL STATEMENTS, below).

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Contractual Obligations

a)

The Company is committed to the payment of a cash fee of 7% within 48 hours of the receipt of proceeds from the exercise of any warrants attached to the 17,757,777 units sold in the March 2011 private placements.

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

Basis of Presentation

The Company’s consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s consolidated financial statements include the accounts of the Company and its subsidiaries described as follows. In June 2011, the Company incorporated in Tanzania a new wholly-owned subsidiary, DLM Tanzania Limited (now known as HG Limited), which undertakes mineral property exploration activities in Tanzania. The Company also has a wholly-owned non-operating Tanzanian subsidiary (Douglas Lake Tanzania Limited).

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Comprehensive Income (Loss)

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2012, the Company’s components of other comprehensive income (loss) and accumulated other comprehensive income (loss) are an unrealized fair value gain (loss) on available for sale marketable securities.

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

Property and Equipment

Equipment consists of office furniture and equipment, automobiles, camp and equipment, and computer software recorded at cost and depreciated on a straight-line basis as follows:

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440 Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any assets retirement obligations as of May 31, 2012 and 2011.

Financial Instruments

ASC 825, Financial Instruments requires an entity to maximize the use of observable inputs and the fair value of financial instruments, which include cash and cash equivalents, restricted cash equivalent, restricted marketable securities, and accounts payable were estimated to approximate their carrying values due to the immediate or short-term maturities of these financial instruments.

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

Foreign Currency Translation

The functional and reporting currency of the Company is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with ASC 740, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average rates are used to translate revenues and expenses.

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

Recent Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Reclassification

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, May 31, 2012 and 2011

Consolidated Statements of Operations and Comprehensive Loss for the years ended May 31, 2012 and 2011 and from inception (January 5, 2004) through May 31, 2012

Consolidated Statements of Cash Flows for the years ended May 31, 2012 and 2011 and from inception (January 5, 2004) through May 31, 2012

Consolidated Statements of Stockholders’ Equity (Deficit) from inception (January 5, 2004) through May 31, 2012

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders of
Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.) (An Exploration Stage Company) as of May 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders' equity (deficit) for the years then ended and accumulated for the period from January 5, 2004 (Date of Inception) to May 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.) (An Exploration Stage Company) as of May 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and accumulated for the period from January 5, 2004 (Date of Inception) to May 31, 2012 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated any revenues and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

August 23, 2012

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	May 31, 2012	May 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$886,889	$6,795,474
Amounts receivable	602,286	654,614
Marketable securities (Note 3)	-	4,000,000
Prepaid expenses and deposits (Note 4)	189,937	2,036,011

Total Current Assets	1,679,112	13,486,099

Restricted cash equivalent (Note 5)	56,531	-
Restricted marketable securities (Note 3)	1,160,000	-
Mineral licenses (Note 7 and 8(a))	1,650,000	-
Property and equipment, net (Note 6)	463,521	305,936

TOTAL ASSETS	$5,009,164	$13,792,035

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$13,362	$179,102
Accrued liabilities (Note 9)	150,704	312,848
Due to related parties (Note 8)	-	1,112
Total Current Liabilities	164,066	493,062

Commitments and Contingencies (Notes 1, 7 and 13)

Stockholders' Equity
Common stock (Note 10)
Authorized: 500,000,000 shares, $0.001 par value Issued and outstanding: 307,416,654 shares (May 31, 2011 – 292,416,654 shares)	307,417	292,417
Additional paid-in capital (Note 10)	115,289,842	111,925,974
Subscriptions received (receivable) (Note 10)	150,000	(13,814)
Common stock issuable (Note 10)	-	2,253,000
Donated capital	109,000	109,000
Accumulated other comprehensive (loss) income	(1,600,000)	1,240,000
Deficit accumulated during the exploration stage	(109,411,161)	(102,507,604)
Total Stockholders' Equity	4,845,098	13,298,973

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,009,164	$13,792,035

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)

			Accumulated from
			January 5, 2004
	For the Years Ended,		(Date of Inception)
	May 31, 2012	May 31, 2011	to May 31, 2012

Revenue	$-	$-	$-

Expenses
Consulting fees	2,216,751	13,707,976	23,475,116
Depreciation	161,255	35,875	239,883
Exploration expenses	4,958,141	401,377	7,396,857
General and administrative	803,239	587,092	2,391,157
Impairment of mineral property	-	60,000,000	77,492,074
Professional	806,192	442,622	2,368,359
Rent	156,670	57,174	347,582
Travel and investor relations	345,297	376,159	1,889,286

Total Expenses	9,447,545	75,608,275	115,600,314

Loss From Operations	(9,447,545)	(75,608,275)	(115,600,314)

Other Income (Expenses)
Gain on write-down of accrued liabilities (Note 7e)	371,839	86,219	458,058
Loss on write-down of amounts receivable	(81,641)		(81,641)
Interest income	790	-	790
Mineral property option payments received	-	3,110,000	3,616,017
Loss on sale of investment securities	-	-	(57,071)
Recovery of mineral property costs for stock not issuable (Note 10)	2,253,000	-	2,253,000
	2,543,988	3,196,219	6,189,153
Net Loss	(6,903,557)	(72,412,056)	(109,411,161)
Other Comprehensive Income (Loss)			-
Unrealized (loss) gain on marketable securities	(2,840,000)	1,240,000	(1,600,000)

Comprehensive Loss	$(9,743,557)	$(71,172,056)	$(111,011,161)

Net Loss per Share - Basic and Diluted	$(0.02)	$(0.35)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	299,957,638	204,249,000

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

			Accumulated from
			January 5, 2004
	For the Years Ended,		(Date of Inception)
	May 31, 2012	May 31, 2011	to May 31, 2012
CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN):
Operating Activities:
Net loss	$(6,903,557)	$(72,412,056)	$(109,411,161)
Adjustments for non-cash items in net loss:
Depreciation and amortization	161,255	35,875	239,883
Donated services and rent	-	-	9,000
Impairment of mineral property acquisition costs	-	60,000,000	77,492,074
Loss on sale of investment securities	-	-	57,071
Mineral property option payments	-	-	(156,017)
Stock-based compensation	1,728,868	12,710,947	19,786,651
Gain on unrealized foreign exchange	-	-	-
Gain on write-down of accrued liabilities	(371,839)	(86,219)	(458,058)
Loss on write-down of amounts receivable	81,641	-	81,641
Write-off of equipment	15,360	3,693	19,053
Recovery of mineral property costs for stock not issuable (Note 10)	(2,253,000)	-	(2,253,000)
Shares received from mineral property option payment	-	(2,760,000)	(2,760,000)
Changes in non-cash operating working capital:			-
Amount receivable	(29,313)	-	(683,927)
Prepaid expenses and deposits	1,846,074	(2,677,134)	(189,937)
Accounts payable and accrued liabilities	43,955	(233,927)	(76,834)
Convertible debentures, current portion			-
Due to related parties	(1,112)	(120,761)	853,943
Cash Used in Operating Activities	(5,681,668)	(5,539,582)	(17,449,618)

Investing Activities:
Mineral property acquisition costs	-	-	(697,677)
Proceeds from mineral property options	-	-	600,000
Purchase of restricted cash equivalent	(56,531)	-	(56,531)
Purchase of property and equipment	(334,200)	(312,206)	(722,457)
Cash Used in Investing Activities	(390,731)	(312,206)	(876,665)

Financing Activities:
Checks issued in excess of funds on deposit	-	(3,313)	-
Proceeds from issuance of common stock	-	13,637,017	20,370,549
Proceeds from stock subscriptions	163,814	-	163,814
Share issuance costs	-	(986,442)	(1,321,191)
Cash Provided by Financing Activities	163,814	12,647,262	19,213,172

(Decrease) / Increase in cash and cash equivalents	(5,908,585)	6,795,474	886,889

Cash and cash equivalents, at beginning of the period	6,795,474	-	-

Cash and cash equivalents, at end of the period	$886,889	$6,795,474	$886,889

Supplemental Cash Flow Information (Note 16)

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in U.S. dollars)

								Deficit
							Accumulated	Accumulated
			Additional	Stock	Common		Other	During the
			Paid-in	Subscriptions	Stock	Donated	Comprehensive	Exploration
	Shares	Amount	Capital	Receivable	Subscribed	Capital	Income (Loss)	Stage	Total
	#	$	$	$	$	$	$	$	$

Balance – January 5, 2004 (Date of Inception)	–	–	–	–	–	–	–	–	–

Issuance of common shares for cash:

At $0.001 per share	2,000,000	2,000	–	–	–	–	–	–	2,000
At $0.05 per share	1,050,000	1,050	51,450	–	–	–	–	–	52,500
At $0.25 per share	41,000	41	10,209	–	–	–	–	–	10,250

Share issuance costs	–	–	(6,475)	–	–	–	–	–	(6,475)

Donated services	–	–	–	–	–	2,500	–	–	2,500

Net loss for the period	–	–	–	–	–	–	–	(36,874)	(36,874)

Balance – May 31, 2004	3,091,000	3,091	55,184	–	–	2,500	–	(36,874)	23,901

Issuance of common shares for cash:
At $0.01 per share	22,000	22	198	–	–	–	–	–	220
At $0.25 per share	945,400	945	228,217	–	–	–	–	–	229,162

Common stock subscribed	–	–	–	–	336,766	–	–	–	336,766

Donated services	–	–	–	–	–	3,500	–	–	3,500

Net loss for the year	–	–	–	–	–	–	–	(430,090)	(430,090)

Balance – May 31, 2005	4,058,400	4,058	283,599	–	336,766	6,000	–	(466,964)	163,459

Issuance of common shares for cash at $0.30 per share	1,322,332	1,323	395,377	–	(336,766)	–	–	–	59,934

Share issuance costs	–	–	(2,974)	–	–	–	–	–	(2,974)

Issuance of common shares to acquire mineral properties	16,000,000	16,000	5,604,000	–	–	–	–	–	5,620,000

Shares gifted to the Company to settle accounts payable	–	–	–	–	–	100,000	–	–	100,000

Net loss for the year	–	–	–	–	–	–	–	(5,985,395)	(5,985,395)

Balance – May 31, 2006	21,380,732	21,381	6,280,002	–	–	106,000	–	(6,452,359)	(44,976)

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in U.S. dollars)

								Deficit
							Accumulated	Accumulated
			Additional	Stock	Common		Other	During the
			Paid-in	Subscriptions	Stock	Donated	Comprehensive	Exploration
	Shares	Amount	Capital	Receivable	Subscribed	Capital	Income (Loss)	Stage	Total
	#	$	$	$	$	$	$	$	$

Balance – May 31, 2006	21,380,732	21,381	6,280,002	–	–	106,000	–	(6,452,359)	(44,976)

Issuance of common shares for cash at $0.70 per share	2,430,133	2,430	1,698,670	–	–	–	–	–	1,701,100

Share issuance costs	–	–	(143,900)	–	–	–	–	–	(143,900)

Common shares issued for consulting services	150,000	150	105,600	–	–	–	–	–	105,750

Common shares issued for mineral licenses acquired	11,650,000	11,650	8,265,100	–	–	–	–	–	8,276,750

Common shares subscribed for mineral licenses acquired	–	–	–	–	2,837,500	–	–	–	2,837,500

Common shares subscribed for consulting services	–	–	–	–	50,000	–	–	–	50,000

Fair value of stock options granted	–	–	2,482,998	–	–	–	–	–	2,482,998

Donated rent	–	–	–	–	–	3,000	–	–	3,000

Net loss for the year	–	–	–	–	–	–	–	(16,342,946)	(16,342,946)

Balance – May 31, 2007	35,610,865	35,611	18,688,470	–	2,887,500	109,000	–	(22,795,305)	(1,074,724)

Shares issued for mineral licenses acquired	900,000	900	633,600	–	(634,500)	–	–	–	–

Issuance of common shares for cash at $0.30 per share	300,000	300	89,700	–	–	–	–	–	90,000

Share issuance costs	–	–	(27,000)	–	–	–	–	–	(27,000)

Common shares issued upon cashless exercise of options	4,575,000	4,575	(4,575)	–	–	–	–	–	–

Common shares subscribed for cash at $0.10 per share	–	–	–	–	50,000	–	–	–	50,000

Common shares subscribed for cash at $0.15 per share	–	–	–	–	195,000	–	–	–	195,000

Net loss for the year	–	–	–	–	–	–	–	(491,929)	(491,929)

Balance – May 31, 2008	41,385,865	41,386	19,380,195	–	2,498,000	109,000	–	(23,287,234)	(1,258,653)

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in U.S. dollars)

								Deficit
							Accumulated	Accumulated
			Additional	Stock	Common		Other	During the
			Paid-in	Subscriptions	Stock	Donated	Comprehensive	Exploration
	Shares	Amount	Capital	Receivable	Subscribed	Capital	Income (Loss)	Stage	Total
	#	$	$	$	$	$	$	$	$

Balance – May 31, 2008	41,385,865	41,386	19,380,195	–	2,498,000	109,000	–	(23,287,234)	(1,258,653)

Issuance of common shares for cash at $0.10 per share	1,000,000	1,000	99,000	–	(50,000)	–	–	–	50,000

Issuance of common shares for cash at $0.15 per share	12,000,013	12,001	1,787,999	–	(195,000)	–	–	–	1,605,000

Issuance of common shares for cash at $0.20 per share	6,462,500	6,462	1,286,038	–	–	–	–	–	1,292,500

Issuance of common shares for cash at $0.25 per share	1,400,404	1,400	348,700	–	–	–	–	–	350,100

Issuance of common shares for cash at $0.30 per share	500,000	500	149,500	–	–	–	–	–	150,000

Issuance of common shares for cash at $0.40 per share	362,500	362	144,638	–	–	–	–	–	145,000

Share issuance costs	–	–	(141,000)	–	–	–	–	–	(141,000)

Common shares issued upon cashless exercise of options	3,365,000	3,365	(3,365)	–	–	–	–	–	–

Issuance of common shares upon the exercise of options at $0.30 per share	170,000	170	50,830	–	–	–	–	–	51,000

Common shares subscribed for cash at $0.25 per share	–	–	–	–	323,000	–	–	–	323,000

Stock-based compensation	–	–	1,188,706	–	–	–	–	–	1,188,706

Net loss for the year	–	–	–	–	–	–	–	(4,759,010)	(4,759,010)

Balance – May 31, 2009	66,646,282	66,646	24,291,241	–	2,576,000	109,000	–	(28,046,244)	(1,003,357)

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in U.S. dollars)

								Deficit
							Accumulated	Accumulated
			Additional	Stock	Common		Other	During the
			Paid-in	Subscriptions	Stock	Donated	Comprehensive	Exploration
	Shares	Amount	Capital	Receivable	Subscribed	Capital	Income (Loss)	Stage	Total
	#	$	$	$	$	$	$	$	$

Balance – May 31, 2009	66,646,282	66,646	24,291,241	–	2,576,000	109,000	–	(28,046,244)	(1,003,357)

Issuance of common shares for cash at $0.20 per share	75,000	75	14,925	–	–	–	–	–	15,000

Issuance of common shares for cash at $0.25 per share	1,392,000	1,392	346,608	–	(323,000)	–	–	–	25,000

Share issuance costs	–	–	(13,400)	–	–	–	–	–	(13,400)

Common shares issued upon cashless exercise of options	4,200,000	4,200	(4,200)	–	–	–	–	–	–

Stock-based compensation	–	–	1,519,382	–	–	–	–	–	1,519,382

Net loss for the year	–	–	–	–	–	–	–	(2,049,304)	(2,049,304)

Balance – May 31, 2010	72,313,282	72,313	26,154,556	–	2,253,000	109,000	–	(30,095,548)	(1,506,679)

Issuance of common shares for cash at $0.05 per share	22,000,000	22,000	1,078,000	–	–	–	–	–	1,100,000

Issuance of common shares for cash at $0.45 per share	27,173,372	27,174	12,200,843	–	–	–	–	–	12,228,017

Share issuance costs	–	–	(1,477,401)	–	–	–	–	–	(1,477,401)

Common shares issued upon cashless exercise of options	13,800,000	13,800	(13,800)	–	–	–	–	–	–

Issuance of common shares upon the exercise of options at $0.30 per share	130,000	130	38,870	–	–	–	–	–	39,000

Issuance of common shares upon the exercise of warrants at $0.075 per share	2,000,000	2,000	148,000	–	–	–	–	–	150,000

Issuance of common shares to acquire mineral properties	150,000,000	150,000	59,850,000	–	–	–	–	–	60,000,000

Issuance of common shares for debt	5,000,000	5,000	3,780,505	(13,814)	–	–	–	–	3,771,691

Issuance of finders’ fee warrants	–	–	490,960	–	–	–	–	–	490,960

Stock-based compensation	–	–	9,675,441	–	–	–	–	–	9,675,441

Unrealized gain on marketable securities	–	–	–	–	–	–	1,240,000	–	1,240,000

Net loss for the year	–	–	–	–	–	–	–	(72,412,056)	(72,412,056)

Balance – May 31, 2011	292,416,654	292,417	111,925,974	(13,814)	2,253,000	109,000	1,240,000	(102,507,604)	13,298,973

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in U.S. dollars)

							Accumulated	Accumulated
			Additional	Stock	Common		Other	During the
			Paid-in	Subscriptions	Stock	Donated	Comprehensive	Exploration
	Shares	Amount	Capital	Receivable	Subscribed	Capital	Income (Loss)	Stage	Total
	#	$	$	$	$	$	$	$	$

Balance – May 31, 2011	292,416,654	292,417	111,925,974	(13,814)	2,253,000	109,000	1,240,000	(102,507,604)	13,298,973

Issuance of common shares for property	15,000,000	15,000	1,635,000	–	–	–	–	–	1,650,000

Cancellation of share issue obligation	–	–	–	–	(2,253,000)	–	–	–	(2,253,000)

Subscription received	–	–	–	13,814	150,000	–	–	–	163,814

Stock-based compensation	–	–	1,728,868	–	–	–	–	–	1,728,868

Unrealized loss on marketable securities	–	–	–	–	–	–	(2,840,000)	–	(2,840,000)

Net loss for the year	–	–	–	–	–	–	–	(6,903,557)	(6,903,557)

Balance – May 31, 2012	307,416,654	307,417	115,289,842	–	150,000	109,000	(1,600,000)	(109,411,161)	4,845,098

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2012
(Expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on January 5, 2004. On February 14, 2012, the Company changed its name from Douglas Lake Minerals Inc. to Handeni Gold Inc. (the “Company”). The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s principal business is the acquisition and exploration of mineral resources located in Tanzania, Africa. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at May 31, 2012, the Company has not generated any revenues and has accumulated losses of $109,411,161 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's plans for the next twelve months are to focus on the exploration of its mineral properties in Tanzania. Management intends to raise additional funds through debt and/or equity financing, if necessary.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its subsidiaries described as follows. In June 2011, the Company incorporated in Tanzania a new wholly-owned subsidiary, HG Limited (formerly DLM Tanzania Limited), which undertakes mineral property exploration activities in Tanzania. The Company also has a wholly-owned non-operating Tanzanian subsidiary (Douglas Lake Tanzania Limited).

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

	c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2012
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	d)	Comprehensive Income (Loss)

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2012, the Company’s components of other comprehensive income (loss) and accumulated other comprehensive income (loss) are an unrealized fair value gain (loss) on available for sale marketable securities.

	e)	Cash and Cash Equivalents

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

Equipment consists of office furniture and equipment, automobiles, camp and equipment, and computer software recorded at cost and depreciated on a straight-line basis as follows:

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
Notes to the Consolidated Financial Statements as of May 31, 2012
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	j)	Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440 Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of May 31, 2012 and 2011.

	k)	Financial Instruments

ASC 825, Financial Instruments requires an entity to maximize the use of observable inputs and the fair value of financial instruments, which include cash and cash equivalents, restricted cash equivalent, restricted marketable securities, and accounts payable were estimated to approximate their carrying values due to the immediate or short-term maturities of these financial instruments.

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
Notes to the Consolidated Financial Statements as of May 31, 2012
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

	p)	Reclassification

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

3.	Restricted Marketable Securities

	May 31, 2012			May 31, 2011
		Fair Value		Fair Value
		Based On	Accumulated	Based On	Accumulated
		Quoted	Unrealized	Quoted	Unrealized
	Cost	Market Price	Gain (Loss)	Market Price	Gain (Loss)
	$	$	$	$	$
Ruby Creek Resources Inc., 4,000,000 shares	2,760,000	1,160,000	(1,600,000)	4,000,000	1,240,000

The four million restricted shares of common stock of Ruby Creek Resources Inc. (“RCR”) were issued to the Company on December 16, 2010 as partial consideration to purchase the mineral property interests under the agreements between RCR and the Company. The fair market value of these shares was $2,760,000 based on RCR’s quoted stock price on that date (refer to Note 7(b)). As of May 31, 2012, the fair market value of these shares was $1,160,000 based on RCR’s quoted stock price. The fair market value of these RCR shares was recorded as non-current assets as of May 31, 2012.

4.	Prepaid Expenses and Deposits

The components of prepaid expenses and deposits are as follows:

	May 31,	May 31,
	2012	2011
	$	$

General and administrative	9,423	264,575
Professional fees	2,066	30,616
Rent	128,670	116,472
Travel and exploration expenses	49,778	1,624,348

	189,937	2,036,011

5.	Restricted Cash Equivalent

As of May 31, 2012, the Company has pledged $56,531 of GICs (May 31, 2011: $Nil) as security held on corporate credit cards.

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2012
(Expressed in U.S. dollars)

6.	Property and Equipment

			May 31,	May 31,
			2012	2011
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
	$	$	$	$

Automobile vehicles	378,477	155,949	222,528	220,234
Camp and equipment	197,011	23,428	173,583	-
Office furniture and equipment	99,393	32,110	67,283	83,760
Software	3,037	2,910	127	1,942

	677,918	214,397	463,521	305,936

7.	Mineral Licenses

	a)	Handeni Properties, Tanzania, Africa

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

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2012
(Expressed in U.S. dollars)

7.	Mineral Licenses (continued)

a)	Handeni Properties, Tanzania, Africa (continued)

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

On November 7, 2009, the Company entered into its first agreement with Ruby Creek Resources Inc. (“RCR”) in which RCR had the right to acquire a 70% interest in 125 square kilometres of the Company’s interest in the 380 square kilometres covered by the four prospecting licenses in the Mkuvia Alluvial Gold Project in consideration for $3,000,000 payable as follows:

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

On May 24, 2010, in a second agreement (fully executed on June 16, 2010) between RCR and the Company, RCR had the right to earn a 70% interest in the remaining 255 square kilometres of the 380 square kilometre Mkuvia Alluvial Gold Project by making additional payments totalling $6,000,000 to the Company.

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

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2012
(Expressed in U.S. dollars)

7.	Mineral Licenses (continued)

	b)	Mkuvia Alluvial Gold Project, Tanzania, Africa (continued)

Thus, the combined payments under the November 7, 2009 and the May 24, 2010 agreements provide for a total commitment of $9,000,000 payable to the Company by RCR to purchase a 70% interest in the entire 380 square kilometre Mkuvia Alluvial Gold Project. The ownership structure of the interest in the Mkuvia Alluvial Gold Project shall be a 70% interest RCR, a 25% interest for the Company, and a 5% interest for Mr. Mkuvia Maita, the original owner of the underlying prospecting licenses. In addition, Mr. Maita retains a 3% net smelter royalty.

On June 3, 2010, the Company and RCR incorporated Ruby Creek Resources (Tanzania) Limited (“Ruby Creek Tanzania”) to manage the mining operations in the Mkuvia Gold Project in Tanzania. Ruby Creek Resources (Tanzania) Limited, a joint venture company (the “Joint Venture Company”), is owned by Ruby Creek Resources (70%), the Company (25%) and Mr. Mkuvia Maita (5%).

During fiscal 2011 the Company recognized a total of $3,110,000 in other income for the receipt of the shares at fair market value and the option payments (i) and (ii). The Company has not yet received the $450,000 subsequent option payment (iii) which is overdue and the agreement is in default. Prospecting licenses numbered 5664/2009 and 5669/2009, which form a part of the joint venture project, were registered to a third party without the Company’s approval.

RCR filed a lawsuit against the Company in the Supreme Court, State of New York, on February 8, 2012, alleging the Company’s involvement in a fraudulent transfer and breach of agreements. The Company is of the view that such allegations are without merit and intends to vigorously contest the action. On February 23, 2012, the Company filed a lawsuit against RCR in the Supreme Court of British Columbia, seeking relief for RCR’s breach of its payment obligations under these agreements and seeking an order that RCR remove the U.S. restrictive legend from RCR shares issued to the Company under the agreements (see Note 13c).

c)

On April 27, 2006, the Company entered into a Strategic Alliance Agreement with Canaco Resources Inc. (“Canaco”), a Canadian public company. Under the terms of the agreement, Canaco paid $350,000 (received during fiscal 2007) to the Company. In connection with this agreement, the Company was required to issue 200,000 restricted shares of common stock with a fair value of $88,000. As at May 31 and November 30, 2011, the 200,000 shares were not issued and $88,000 was included in common stock subscribed. During fiscal 2012 it was determined that the Company no longer has any obligations under this agreement, including the obligation to issue such 200,000 shares, and therefore $88,000 was recorded as a recovery of mineral property costs for stock no longer issuable.

d)

On November 17, 2006, the Company entered into an Asset Purchase Agreement with Atlas to acquire Prospecting License No. 3920/2006 known as “Shinyanga” or “Magembe,” which covers an area of approximately 46 square kilometres in Tanzania. The Licenses were transferred to the Company’s name on signing the agreement for an aggregate purchase price of $200,000 (paid) and 4,500,000 restricted shares of common stock. The Company determined the fair value of the shares to be $3,172,500. As at May 31, 2007, the Company issued 1,500,000 shares at the fair value of $1,057,500. During fiscal 2010, the Company decided to focus on other properties and has let the Magembe prospecting license lapse. As at May 31 and November 30, 2011, the remaining 3,000,000 shares at the fair value of $2,115,000 was included in common stock subscribed. During fiscal 2012 it was determined that the Company no longer has any obligations under this agreement, including the obligation to issue such 3,000,000 shares, and therefore the $2,115,000 was recorded as a recovery of mineral property costs for stock no longer issuable.

e)

On November 17, 2006, the Company entered into an Asset Purchase Agreement with Hydro Geos to acquire six Prospecting Licenses, which covered an area of approximately 2,388.79 square kilometres in Tanzania. Prospecting License No.’s 3868/2006, 3671/2005, 3398/2005, 3105/2005, 3211/2005, and 2961/2004 had been transferred to the Company’s name on signing the agreement for a then aggregate and proposed purchase price of $600,000 (the “Cash Payments”) and the proposed issuance of 4,000,000 restricted shares of the Company’s common stock at a fair value of $2,820,000. An initial Cash Payment of $150,000 was made on the signing of the agreement, however, no further Cash Payments were made and no common shares of the Company were issued due to the fact that the underlying Prospecting Licenses were allowed to lapse by Hydro Geos. As at May 31, 2011 and November 30, 2011, $250,000 was included in accrued liabilities. During fiscal 2012 it was determined that the Company no longer has any obligations under this agreement, including the obligation to pay such $250,000, and therefore the accrued $250,000 liability was written off.

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2012
(Expressed in U.S. dollars)

8.	Related Party Transactions and Balances

a)

On September 21, 2010, the Company completed a Mineral Property Acquisition Agreement with IPP Gold Limited (“IPP Gold”), and the Company acquired four prospecting licences totalling approximately 800 square kilometres, located in the Handeni District of Tanzania (the “Handeni Properties”). The Chairman of the Board of Directors of the Company (the “Chairman”) has an existing ownership and/or beneficial interest(s) in IPP Gold. The Company issued 133,333,333 restricted shares of common stock to IPP Gold to acquire the Handeni Properties and no further payments to IPP Gold in shares or cash is required (see Note 7a).

On August 5, 2011, the Company entered a Mineral Property Acquisition Agreement (the “2011 Acquisition Agreement”) with Handeni Resources Limited (“Handeni Resources”), a limited liability company registered under the laws of Tanzania. The Chairman has an existing ownership and/or beneficial interest(s) in Handeni Resources. Pursuant to the 2011 Acquisition Agreement, the Company had an exclusive option to acquire from Handeni Resources a 100% interest in mineral licenses covering an area of approximately 2.67 square kilometres to the east of Magambazi Hill, which is adjacent to the area covered by the Company’s four existing prospecting licenses (totalling approximately 800 square kilometres) in the Handeni District. On November 30, 2011, the Company completed such acquisition and issued 15,000,000 shares of restricted common stock at a fair market price of $0.11 per share to Handeni Resources in connection with the acquisition (see Note 7a).

On November 29, 2010, the Company granted to the Chairman 10,000,000 stock options at a price of $0.20 per share exercisable for 10 years.

b)

During the year ended May 31, 2012, the Company paid $164,000 (2011 - $Nil) of administration and professional services fees to a director, the current President and Chief Executive Officer (“CEO”). The Company also paid $25,200 (2011 - $Nil) represented 60% of rental expenses associated with renting CEO’s family house in Tanzania, pursuant to the Executive Services Agreement. In addition, the Company paid $43,000 (2011 - $Nil) of geological and investor relations service fees to a private company controlled by a person who is related to CEO.

During the year ended May 31, 2012, the Company granted the CEO 1,500,000 stock options at a price of $0.45 per share exercisable for 10 years (2011: 4,000,000 stock options at a price of $0.20 per share exercisable for 10 years).

c)

During the year ended May 31, 2012, the Company paid $168,000 (2011 - $Nil) of administration and consulting fees to the former President and CEO who resigned effective on November 22, 2011 and who continues to provide consulting services and is presently a director. During the year ended May 31, 2012, the Company granted to the former CEO 3,000,000 stock options at a price of $0.45 per share exercisable for 10 years (2011: 4,500,000 stock options at a price of $0.20 per share exercisable for 10 years).

d)

During the year ended May 31, 2012, the Company paid a total of $58,480 (2011 - $Nil) of administration and professional services fees to a private company controlled by the Company’s current Chief Financial Officer (“CFO”) who was appointed effective on March 1, 2012, $20,888 of which was paid prior to March 1, 2012 as professional consulting fees. The Company also granted the CFO 1,000,000 stock options at a price of $0.11 per share exercisable for 5 years.

e)

During the year ended May 31, 2012, the Company paid consulting fees of $15,441 (2011 - $161,773) to the former CEO who resigned effective on June 21, 2011. During the fiscal year ended May 31, 2012, the Company also paid $50,113 (Year ended May 31, 2011 - $30,458) of investor relations service fees to a person related to the former CEO.

On September 20, 2010, the former CEO converted $616,186 of related party debt into 5,000,000 units. Each unit consisted of one share of the Company’s common stock and one share purchase warrant to purchase an additional share of common stock at $0.25 for two years. Due to an error, the Company issued units for $133,814 more than owed. During the year ended May 31, 2011, the former CEO paid the additional cash of $120,000 of subscriptions for the shares and the remaining $13,814 during the year ended May 31, 2012. The Company recorded stock based compensation of $3,035,505, equal to the difference between the fair value of the units of $3,785,505 and the $750,000 sum of debt settled and subscription receivable. On November 29, 2010, the Company granted to this former CEO 9,000,000 stock options exercisable at a price of $0.20 per share, such options were forfeited during the year ended May 31, 2012.

f)

During the year ended May 31, 2012, the Company paid $49,484 (2011 - $Nil) of consulting fees to the Company’s former CFO who resigned effective on December 12, 2011. The Company also granted to this former CFO 750,000 stock options at a price of $0.45 per share, and such options were forfeited on March 14, 2012.

g)

During the year ended May 31, 2012, the Company paid $65,023 (Year ended May 31, 2011 - $77,050) of consulting fees to the former CFO who resigned effective on September 22, 2011, of which $26,738 was for executive services and $38,285 was for continuing consulting services. As at May 31, 2012, the Company was indebted to the former CFO for $Nil (May 31, 2011 – $1,112). The amounts due are non-interest bearing, unsecured and due on demand. On November 29, 2010, the Company granted to this former CFO 1,000,000 stock options exercisable at a price of $0.20 per share, of which 400,000 unvested options were forfeited during the year ended May 31, 2012.

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2012
(Expressed in U.S. dollars)

8.	Related Party Transactions and Balances (Continued)

	h)	Effective on April 10, 2012, the Board of Directors (the “Board”) approved a compensation package to independent directors of the Company as follows:

		(1)	annual independent director fees of $30,000;

		(2)	meeting attendance fees of $1,000 per meeting;

		(3)	additional annual fees of $10,000 to the Company’s Board Committee Chairperson; and

		(4)	additional annual fees of $20,000 to the Vice Chairman of the Board.

Accordingly, the Company accrued $30,000 of independent directors’ fees for the period ended May 31, 2012.

During the year ended May 31, 2011, the Company paid directors fees of $15,268.

9.	Accrued Liabilities

The components of accrued liabilities are as follows:

	May 31,	May 31,
	2012	2011
	$	$

Mineral property expenditures	60,355	250,000
Professional fees	59,860	52,848
Directors fees (Note 8(h))	30,000	-
General and administrative expenses	489	10,000

Total Accrued Liabilities	150,704	312,848

10.	Common Stock and Additional Paid-in Capital

The authorized common stock of the Company consists of 500,000,000 shares, with $0.001 par value. The following is a summary of the Company’s issued and outstanding common stock during the fiscal years ended May 31, 2012 and 2011:

	Common Stock		Additional Paid-In
	Shares	Par Value	Capital
	#	$	$

Balance as at May 31, 2010	72,313,282	72,314	26,154,556
Shares Issued for Private Placement	49,173,372	49,173	13,278,844
Shares Issued for Debt Settlement @0.42	5,000,000	5,000	3,780,505
Shares Issued for Mineral Property Acquisition	150,000,000	150,000	59,850,000
Shares Issued for Exercise of Cashless Options	13,800,000	13,800	(13,800)
Shares Issued for Exercise of Stock Options	130,000	130	38,870
Shares Issued for Exercise of warrants	2,000,000	2,000	148,000
Value Assigned to Options Granted or Vested			9,675,441
Value Assigned to Warrants Issued as Finders Fees	-	-	490,960
Share Issuance Costs (Cash and Finders’ Fee Warrants)	-	-	(1,477,402)

Balance as at May 31, 2011	292,416,654	292,417	111,925,974

Shares Issued for Mineral Licenses	15,000,000	15,000	1,635,000
Value Assigned to Options and Warrants Granted or Vested	-	-	1,728,868

Balance as at May 31, 2012	307,416,654	307,417	115,289,842

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2012
(Expressed in U.S. dollars)

10.	Common Stock and Additional Paid-in Capital (continued)

a)      For the Year Ended May 31, 2012

Pursuant to the terms of the mineral license acquisition agreement on November 30, 2011, the Company issued 15,000,000 restricted common shares to Handeni Resources at a fair market price of $0.11 per share for a total fair market value of $1,650,000.

During the year ended May 31, 2012, the Company received $13,814 from the former CEO related to a share issuance during the fiscal year ended May 31, 2011. During the year ended May 31, 2012, the Company also received $150,000 for advanced subscriptions in a private placement. The private placement has not yet closed.

During the year ended May 31, 2012, the Company determined it no longer has any obligations to issue $2,203,000 in shares for lapsed mineral property agreements and $50,000 in shares for an expired mineral property consulting agreement. Therefore, a total of $2,253,000 was recorded as a recovery of mineral property costs for stock not issuable.

b)      For the Year Ended May 31, 2011

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

On March 11, 2011, the Company issued 11,285,494 units at $0.45 per unit for proceeds of $5,078,472 pursuant to a private placement. Each unit consists of one share of common stock and one purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.52 per share until September 11, 2012. The Company paid finders’ fees and legal expenses in an aggregate amount of $788,382 in relation to the three private placements. On March 29, 2011, the Company also issued 1,243,045 warrants with a fair value of $490,960 as finders’ fees. The fair value of the finders’ fee warrants was estimated at the date of issue using the Black-Scholes option-pricing model. Each warrant is exercisable for one additional common share of the Company at an exercise price of $0.52 per share, expiring on September 29, 2013.

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

On September 20, 2010, the Company issued 5,000,000 units with a fair value of $3,785,505 to the Chief Executive Officer of the Company at the time to settle debt of $614,352. Each unit consists of one share of common stock and one purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.25 per share expiring on September 20, 2012.

On September 15, 2010, the Company issued 133,333,333 shares of common stock pursuant to the Acquisition Agreement described in Note 7(a).

On September 15, 2010, the Company issued 16,666,667 shares of common stock pursuant to the Transaction Fee Agreement described in Note 7(a).

On August 23, 2010, the Company issued 9,800,000 shares of common stock upon the cashless exercise of 9,800,000 stock options.

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2012
(Expressed in U.S. dollars)

11.	Stock Options

The Company adopted a Stock Option Plan, dated October 20, 2008 (the “2008 Stock Option Plan”), under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common stock. On August 11, 2010, the Company granted stock options to acquire 3,800,000 common shares at a price of $0.05 per share exercisable for 10 years. Such options were exercised during the fiscal year ended May 31, 2011. During the year ended May 31, 2012, the option holders forfeited 2,993,333 options granted and vested prior to July 2009. At May 31, 2012, the Company had no shares of common stock available to be issued under the 2008 Stock Option Plan.

The Company adopted an additional Stock Option Plan, dated August 11, 2010 (the “August 2010 Stock Option Plan”), under which the Company is authorized to grant stock options to acquire up to a total of 10,000,000 shares of common shares. On August 11, 2010, the Company granted stock options to acquire 6,000,000 common shares at a price of $0.05 per share exercisable for 10 years and on October 21, 2010, the Company granted stock options to acquire 4,000,000 common shares at a price of $0.30 per share exercisable for 10 years. Such options were exercised during the fiscal year ended May 31, 2011. At May 31, 2012, the Company had no shares of common stock available to be issued under the August 2010 Stock Option Plan.

The Company adopted an Stock Option Plan, dated November 29, 2010 (the “November 2010 Stock Option Plan”), under which the Company is authorized to grant stock options to acquire up to a total of 40,000,000 shares of common shares. On November 29, 2010, the Company granted stock options to acquire 33,500,000 common shares at a price of $0.20 per share exercisable for 10 years, and the Company also granted stock options to acquire 4,500,000 common shares on November 30, 2011 at a price of $0.45 per share, 750,000 on December 14, 2011 at a price of $0.45 per share and 1,000,000 on March 1, 2012 at a price of $0.11 per share. During the year ended May 31, 2012, 5,530,000 vested options and 5,920,000 unvested options under such plan were forfeited. At May 31, 2012, the Company had 11,700,000 shares of common stock available to be issued under the November 2010 Stock Option Plan.

There were no stock options exercised during the year ended May 31, 2012, and there were no intrinsic values of outstanding options at May 31, 2012. The total intrinsic value of stock options exercised during the year ended May 31, 2011 was $1,653,600 and the intrinsic value of outstanding options at May 31, 2011 was $8,824,000.

The following table summarizes the continuity of the Company’s stock options:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
	#	$	(years)	$

Outstanding, May 31, 2010	3,123,333	0.30	8.93	-
Granted	47,300,000	0.18	7.61	5,676,000
Exercised	(13,930,000)	0.12	6.60	1,653,600

Outstanding, May 31, 2011	36,493,333	0.21	8.93	8,824,000
Granted	6,250,000	0.40	7.61	-
Forfeited	(14,443,333)	0.23	6.60	-

Outstanding, May 31, 2012	28,300,000	0.24	8.53	-

Exercisable, May 31, 2012	21,610,000	0.22	8.43	-

A summary of the status of the Company’s non-vested stock options as of May 31, 2012 and 2011, and changes during the years ended May 31, 2012 and 2011, are presented below:

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2012
(Expressed in U.S. dollars)

11.	Stock Options (continued)

		Weighted
Non-vested stock options		Average
	Number of	Grant Date
	Options	Fair Value
	#	$

Non-vested at May 31, 2010	-	-
Granted	47,300,000	0.30
Vested	(27,200,000)	0.26

Non-vested at May 31, 2011	20,100,000	0.36
Granted	5,500,000	0.45
Forfeited	(5,920,000)	0.33
Vested	(12,990,000)	0.24

Non-vested at May 31, 2012	6,690,000	0.23

As at May 31, 2012, there was $430,692 (2011: $4,655,790) of total unrecognized compensation cost related to non-vested stock option agreements. That cost is expected to be recognized over a weighted average period of six months.

The stock options outstanding are exercisable for cash or on a cashless exercise basis using a prorated formula whereby the number of shares issuable is equal to (a) the average closing price for the five days prior to exercise date (“ACP”) in excess of the exercise price, divided by (b) the exercise price multiplied by (c) the number of options exercised. During the year ended May 31, 2012, no cashless stock options were exercised (2011 – 13,800,000).

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

		Weighted
		Average	Weighted Average
	Number of	Exercise	Remaining
	Warrants	Price	Contractual Life
	#	$	(years)

Balance, May 31, 2010	733,500	0.39	0.07
Issued	55,416,417	0.33	1.68
Exercised	(2,000,000)	0.08	–
Expired	(733,500)	0.39	–

Balance, May 31, 2011	53,416,417	0.33	1.68
Issued	300,000	0.30	0.10

Balance, May 31, 2012	53,716,417	0.33	0.67

As at May 31, 2012, the following common share purchase warrants were outstanding:

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2012
(Expressed in U.S. dollars)

12.	Common Stock Purchase Warrants (continued)

Number of		Remaining
Warrants	Exercise Price	Contractual Life
#	$	(years)
5,000,000	0.25	0.31
20,000,000	0.075	0.61
11,285,494	0.52	0.28
3,576,768	0.52	0.31
13,554,155	0.52	1.33
300,000	0.30	0.10

53,716,417

13.	Commitments and Contingency

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

c)

On February 8, 2012, RCR filed a lawsuit against the Company in the Supreme Court, State of New York, in which RCR alleges that the Company participated in a fraudulent transfer of certain mineral property interests in Tanzania that RCR had the right to purchase pursuant to a series of agreements with the Company (see Note 7b).

On February 23, 2012, the Company filed a lawsuit against RCR in the Supreme Court of British Columbia, seeking relief for RCR’s breach of its payment obligations under these agreements and seeking an order that RCR remove the U.S. restrictive legend from RCR shares issued to the Company (see Note 3) under the agreements. As of May 31, 2012, RCR is in default with respect to over $1.3 million in scheduled payments due to the Company under the agreements.

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

Our financial instruments consist principally of cash and cash equivalents, restricted cash equivalent, restricted marketable securities, and accounts payable. Pursuant to ASC 820, the fair values of our cash and cash equivalents, restricted cash equivalent, and restricted marketable securities are determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2012
(Expressed in U.S. dollars)

14.	Fair Value Measurements (continued)

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of May 31, 2012, as follows:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	May 31,
	(Level 1)	(Level 2)	(Level 3)	2012

Assets:
Cash and cash equivalents	$886,889	–	$–	$886,889
Restricted cash equivalent	56,531	–	–	56,531
Restricted marketable securities	1,160,000	–	–	1,160,000

Total assets measured at fair value	$2,103,420	$–	$–	$2,103,420

Management believes that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company has operations in Tanzania, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

15.	Stock-based Compensation

The fair values for stock options and common stock purchase warrants granted were estimated at the date of grant using the Black-Scholes option pricing model under the following weighted average assumptions:

	For Stock Options		For Stock Purchase Warrants
	Years Ended May 31,		Years Ended May 31,
	2012	2011	2012	2011
Expected dividend yield	0%	0%	0%	Nil
Risk-free interest rate	3.0%	2.81%	0.20%	Nil
Expected volatility	163%	161%	136%	Nil
Expected option life (in years)	8.02	10.00	1.00	Nil

The weighted average fair value of stock options granted during the year ended May 31, 2012 was $0.09 per share (2011 - $0.29) and the weighted average fair value of stock purchase warrants granted during the year ended May 31, 2012 was $0.27 (2011 - $Nil). During the year ended May 31, 2012 and 2011, the Company expensed the following stock-based compensations as consulting fees.

	Years Ended May 31,
	2012	2011

Fair value for stock options	$1,647,710	$9,675,442
Fair value for stock purchase warrants	81,158	–
Fair value for common stock units granted to former CEO (note 8e)	–	3,035,505
Total stock based compensation	$1,728,868	$12,710,947

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2012
(Expressed in U.S. dollars)

16.	Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statements. A summary of non-cash transactions and other cash information for the accumulated from January 5, 2004, the date of inception, to May 31, 2012, and for the years ended May 31, 2012 and 2011 is as follow:

	Accumulated from
	January 5, 2004 (Date of
	Inception) to	For the Years Ended May 31,
	May 31, 2012	2012	2011
Changes in non-cash financing and investing activities:
Amount owing pursuant to mineral license acquisition agreements included in accrued liabilities	$250,000	$–	$–
Common stock issued to settle related party payable	619,306	–	619,306
Common stock subscribed for mineral licenses acquired	2,203,000	–	–
Common stock issued for mineral licenses	76,446,750	1,650,000	60,000,000
Common stock gifted to the Company to settle liabilities	100,000	–	–
Investment securities received and sold	79,603	–	–
Other cash flow information:
Interest paid	$–	$–	$–
Taxes paid	–	–	–

17.	Segment Disclosures

The Company operates in one reportable segment, being the acquisition and exploration of mineral properties. Segmented information has been compiled based on the geographic regions of the Company and its subsidiary.

Assets by geographical segment as at May 31, 2012, are as follows:

	Canada	Tanzania, Africa	Total
Current assets	$941,374	$737,738	$1,679,112
Restricted cash equivalent	56,531	-	56,531
Restricted marketable securities	1,160,000	-	1,160,000
Mineral licenses	-	1,650,000	1,650,000
Equipment, net	10,141	453,380	463,521
Total assets, at May 31, 2012	$2,168,046	$2,841,118	$5,009,164

18.	Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

The Company is subject to U.S. federal and statement income tax and has concluded substantially all U.S. federal and state income tax matters for tax years through May 31, 2009. The tax filings for years from 2010 to 2012 are subject to be audited by U.S. jurisdictions. The Company’s Tanzania subsidiaries are subject to Tanzania income tax, the tax filing for year 2012 is subjected to be audited by Tanzania jurisdictions.

Income tax expense differs from the amount that would result from applying the U.S federal income tax rates to earnings before income taxes. The Company has net operating losses carried forward of approximately $21 million available to offset taxable income in future years which begin expiring in fiscal 2025. Pursuant to ASC 740, the potential benefits of the net operating losses carried forward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2012
(Expressed in U.S. dollars)

18.	Income Taxes (continued)

The income tax benefit differs from the amount computed by applying the federal income tax rate of 35% to net loss before income taxes for the years ended May 31, 2012 and 2011 as a result of the following:

	May 31,	May 31,
	2012	2011
	$	$
Loss before taxes	(6,903,557)	(72,412,056)
Statutory rate	35%	35%
Computed expected tax recovery	(2,416,245)	(25,344,220)
Permanent differences	2,660,957	23,307,188
Temporary differences	–	(9,255)
Foreign tax rate differences	237,365	190,911
Valuation allowance change	(482,077)	1,855,376
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at May 31, 2012 and 2011, after applying enacted federal income tax rates, are as follows:

	May 31,	May 31,
	2012	2011
	$	$
Net operating losses carried forward	7,341,171	8,788,280
Capital losses available	19,975	–
Mineral properties tax basis in excess of book value	4,649,814	3,704,757
Valuation allowance	(12,010,960)	(12,493,037)
Net deferred income tax asset	–	–

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. When circumstances change and which cause a change in management’s judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

19.	Subsequent Events

a)	In July 2012, the Board approved a compensation package to its independent directors (five of the Company’s directors) as follows:

(1)	cash compensation with the effective date on April 10, 2012:

i)	annual independent director fees of $30,000;

ii)	meeting attendance fees of $1,000 per meeting;

iii)	additional annual fees of $10,000 to the Company’s Board Committee Chairperson; and

iv)	additional annual fees of $20,000 to the Vice Chairman of the Board.

Accordingly, the Company accrued such fees as payables, but has not paid yet; and

(2)	stock-based compensation under the Company’s November 2010 Stock Incentive Plan with the effective date on July 4, 2012:

i)

each independent director is granted by the Company from treasury, as fully paid and non-assessable, 200,000 shares of the Company’s common stock at a deemed issuance price of $0.04 per share for a total of 1,000,000 shares; and

ii)

each independent director is granted by the Company a fully vested stock option to each purchase up to an aggregate of 200,000 shares of the Company’s common stock at an exercise price of U.S. $0.08 per share for a total of 1,000,000 shares.

Handeni Gold Inc. (formerly Douglas Lake Minerals Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2012
(Expressed in U.S. dollars)

19.	Subsequent Events (continued)

	b)	In June 2012, the Company received $500,000 for advance subscriptions in a private placement related to the Company’s Tanzanian and East African fund raising. The private placement has not yet closed.

c)

To comply with the laws and regulations of the Republic of Tanzania whereby foreign companies may not own primary mining licenses (“PMLs”), on July 19, 2012, the Company entered into an Addendum agreement to the 2011 Acquisition Agreement whereby Handeni Resources, on behalf of the Company, administers the 32 PMLs until such time as a mining license on the 32 PMLs (2.67 km2) have been allocated. During this period Handeni Resources is conducting exploration and mining activities on the PMLs as directed by the Company.

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our principal independent accountants.

ITEM 9A.           CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), Reyno Scheepers, and the Company’s Chief Financial Officer (“CFO”), Melinda Hsu, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15b) and 15d-15b) under the Exchange Act as of the end of the period covered by this annual report. Based upon the evaluation, the Company’s CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this annual report, due to the deficiencies in our internal control over financial reporting as described below under Management’s Annual Report on Internal Control over Financial Reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act.

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on this assessment, management concluded that, as of the end of our fiscal year ended May 31, 2012, our internal control over financial reporting was not effective due to material weaknesses, as more fully described below.

Management identified the following material weaknesses in internal control over financial reporting:

1.	Certain entity level controls establishing a “tone at the top” were considered material weaknesses.

2.	The Company has limited segregation of duties which is not consistent with good internal control procedures.

3.

Over the first three fiscal quarters, the Company did not have a separate Audit Committee – the entire Board of Directors acted as the Company’s Audit Committee. Prior to the fourth fiscal quarter, the Company had a lack of a majority of independent directors on the Company’s the Board of Directors and had not identified an “expert”, one who is knowledgeable about reporting and financial statement requirements.

4.

There was lack of oversight by the Company’s audit committee, compensation and corporate governance committee, and by the board of directors in timely review and approval of the certain financial expenses incurred by the Company.

5.

Although the Company is current working on written internal control over financial reporting procedure manual, the Company did not have, as of May 31, 2012, a written internal control over financial reporting procedure manual which outlines the duties and reporting requirements of the directors and any staff to be hired in the future.

Management believes that the material weaknesses set forth above did not have a material impact on the Company’s financial results and information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act within the time period specified in applicable rules and forms. However, management believes that these material weaknesses resulting in ineffective oversight in the establishment and monitoring of required internal control over financial reporting can impact the Company’s financial statements for future years. As a result material errors could occur.

The Company and its management are endeavoring to correct the above noted weaknesses in internal control over financial reporting. During the fourth fiscal quarter ended May 31, 2012, we have established an audit committee, compensation committee and corporate governance committee with sufficient independent members, and we have identified an “expert” for the audit committee to advise other members as to correct accounting and reporting procedures. In addition, we intend to establish written policies outlining the duties of each of the directors and officers of the Company to facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal quarter ended May 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As noted above, during our fourth fiscal quarter ended May 31, 2012, we established an audit committee, compensation committee and corporate governance committee with sufficient independent members, and we identified an “expert” for the audit committee to advise other members as to correct accounting and reporting procedures. We believe that these changes improve and enhance our internal control over financial reporting, but we do not believe that they have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION

None.

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Name	Age	Position Held	Board Committee Memberships

Reginald Mengi	69	Chairman and Director	N/A

Reyno Scheepers	55	President, Chief Executive Officer and a director	N/A

William Lamarque	57	Vice Chairman and a director	Audit Committee (Chair)

Mohan Kaul	68	Director	Compensation Committee (Chair); Corporate Governance Committee (Chair)

Douglas Boateng	47	Director	Compensation Committee; Corporate Governance Committee

Emmanuel Ole Naiko	60	Director	Audit Committee

John Gerson	67	Director	Compensation Committee; Corporate Governance Committee

Gizman Abbas	39	Director	Audit Committee

Melinda Hsu	48	Secretary, Treasurer and Chief Financial Officer	N/A

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

Reginald Mengi has served as our Chairman of our Board of Directors since September 21, 2010. Mr. Reginald Mengi is the Chairman and owner of IPP Gold Limited. He also chairs IPP Ltd., one of the largest private sector holding companies in Tanzania. Mr. Mengi commenced IPP Ltd.’s business in the mid 1980’s manufacturing ball point pens. Today the IPP group of companies is engaged in various areas including bottling of Coca Cola products, drinking water, manufacturing and bottling of drinks and spirits, mining of minerals and gemstones, gemstone cutting, lapidary and media.

Until 1985, Mr. Mengi also worked as a Chartered Accountant for Coopers & Lybrand Tanzania where he served in the role as Chairman and Managing Partner and led auditing and consultancy teams and participated in the establishment of companies and institutions.

Reyno Scheepers has served as a director since September 21, 2010 and as our President and Chief Executive Officer since November 21, 2012. Dr. Reyno Scheepers’ involvement with the mining industry stretches for a period of 28 years. He started off as a researcher at the Fuel Research Institute (CSIR) of South Africa where he gained experience in the composition and characteristics of various South African coal fields. This was followed by a two year period as a geologist at a South African gold mine where he gained experience in underground geology, underground and surface exploration and gold exploration project planning. He then joined the University of Stellenbosch where he became a professor in petrology/mineralogy in 1999.

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

Dr. Scheepers’ interest in providing small scale miners with the necessary skills to conduct safe and effective mining led to the establishment of the Gemstone Research Centre at Stellenbosch University and currently the Unit for Gemstone Geology (“UGG”). The UGG is a collaborative training and research unit between Free State and Dar Es Salaam Universities through which research on gemstone deposits is currently conducted.

Dr. Scheepers received his B.Sc. (Hons), Cum Laude in 1979, his M.Sc, Cum Laude in 1982 and his PhD in 1990 from the University of Stellenbosch.

William Lamarque has served as a director since March 15, 2012, our Vice Chairman of the Board of Directors and the Chairman of the Audit Committee since April 10, 2012. Mr. Lamarque currently serves as the Chief Executive Officer of Ecometals Ltd. He is also a Partner and co-founder of Balor Capital Management, LLC. Mr. Lamarque is, prior to his Handeni Gold appointment, on the board of three privately held and one publicly traded mining company, and President of Hanson Capital Asia Ltd.

On graduating from Cambridge University where he won an Open Exhibition in Classics, Mr Lamarque joined Jardine Matheson and Co, a Hong Kong based group with interests in trading, shipping, civil aviation, engineering, construction, property and financial services, focused on East Asia. He had postings in London, Hong Kong and Shanghai and studied Chinese at the Mandarin Daily News Institute in Taipei, before becoming the General Manager responsible for the Group's overall activities in the Peoples’ Republic of China (“PRC”).

Mr Lamarque joined NM Rothschild and Sons, the London based investment bank, in 1986, as PRC country manager, on the boards of the bank's affiliates in Hong Kong and Singapore. Returning to London in 1989, Mr Lamarque became a main board director of the bank and held various positions within the Treasury Division, with an emphasis on precious and LME metals trading and mine finance, and the bank's activities in emerging markets, in particular with the official sector. He moved to New York in 2000, to head the Group's Treasury activities in the Americas. Mr Lamarque left Rothschilds in 2002 to join Hanson Capital, a London based boutique investment bank and was a founding partner of Balor Capital, a private trading and derivative advisory business based on Wall Street in 2006. Mr Lamarque sits on various mining company boards including those of Ecometals (for which he is also CEO) and Ivanplats, a large privately held exploration company with interests in the DRC and South Africa. He is also a non-executive director of a UK-based warehousing and trucking company, Hanson Logistics. At various times Mr Lamarque has served on the World Gold Council's Central Bank Committee and the China Committee of British Invisibles and has chaired the Public Affairs Committee of the London Bullion Market Association. He was also for several years a Member of the Comex.

Mohan Kaul has served as a director since February 1, 2012. Dr. Mohan Kaul is the Chief Executive Officer of the Commonwealth Business Council (CBC), an organization established by the Commonwealth Heads of Government in Edinburgh in October 1997 to foster socio-economic development through the promotion of good governance and sound market-oriented economic policies. Prior to this he served as a director and senior member of the Commonwealth Secretariat, as a United Nations adviser and as a Professor and Dean at the Indian Institute of Management (IIM), Ahmedabad.

Dr. Kaul continues to assist various governments and is currently a member of the Presidential Advisory Councils of Mozambique, Uganda and Zambia. In addition he is also, amongst others, Chairman of Commonwealth Inclusive Growth Services (India) Limited, Chair of the Governance Committee of ICICI Bank (UK) and a Board member the Crown Agents Foundation.

Dr. Kaul holds a PhD in Management Science from the University of Paris-Sorbonne and was conferred the honorary Doctorate of Letters by Cape Breton University Canada in 2007. He is also a fellow of UK Chartered Institute of Personnel Development, Fellow of International Institute of Trading & Development, USA, and Fellow of Computer Society of India.. Dr Kaul is a Liveryman of the City of London.

Douglas Boateng has served as a director since September 21, 2010 and as our President and Chief Executive Officer from August 18, 2011 to November 20, 2012. Dr. Douglas Boateng has over 18 years of extensive multi-sector international experience. His career includes positions as a CEO, director and senior level consulting in Technology (ICT), Chemicals/Pharma-chemical, Pharmaceutical and Biotechnology, Aviation, Engineering, Business management, Mergers and Acquisitions, Strategic alliance and partnerships, Logistics and Supply Chain Management, Media, Consulting, Corporate and Strategic Business Development, Corporate Governance and Advisory services to selected Government ministries. Dr. Boateng has also successfully worked and consulted for some of the world’s leading corporation’s in Europe, the United States and Africa.

Prior to joining the Company, Dr. Boateng founded PanAvest International, an organization with a vision to assist companies profitably extend their market reach through the application of innovative Business Development Logistics and Supply Chain Management solutions. He has acted as an independent advisor and consultant to one of Scandinavia’s largest generic pharmaceutical companies on logistics, supply chain and business development and strategies and one of Africa’s leading healthcare distributors. Dr. Boateng is also a post graduate visiting professor on logistics and supply chain management and a Masters and Doctoral project supervisor at one of Africa’s largest and most respected business schools. He current sits on the editorial board of Smart Procurement, the largest supply chain related portal in Africa and the Middle East.

Dr. Boateng holds a Graduate Diploma in Company Direction from the Institute of Directors, a Doctorate in Engineering Business Management from the University of Warwick-UK, an MSc in Industrial Logistics from the University of Central England-UK and a post graduate diploma in transport and logistics from Cranfield Institute of Technology, UK.

Gizman Abbas has served as a director since February 1, 2012. Mr. Gizman Abbas is Managing Partner, DI Development LLC, a development company focusing on the New York City real estate market, which he founded in 2011 to take advantage of the opportunities resulting from the 2008 financial downturn. Before DI Development, Mr. Abbas was a Partner at Apollo Commodities Partners, L.P., where he helped build Apollo Global Management’s newly established commodities business. He joined Apollo from Goldman Sachs where he was a Vice President in the Commodities Asset Investment business. While at Goldman, he worked on transactions involving resources, power, biofuels, emissions and agriculture. Prior to joining Goldman, he was a banker at Morgan Stanley where he spent time in the power and energy banking group.

Mr. Abbas began his career at Southern Company working at a coal-fired power plant, followed by a period as an oil and gas engineer at Exxon Mobil. Mr. Abbas graduated with a B.S. in Electrical Engineering from Auburn University and received his MBA from the Kellogg School of Management at Northwestern University.

Emmanuel Ole Naiko has served as a director since April 16, 2012. Mr. Naiko currently serves as the managing director of Stesta Consulting, a firm focusing on among other things, mining advisory services. Mr. Naiko is a qualified mining and metallurgical engineer and a professional member of the American Society of Mining Engineers and Metallurgists. In 2011, Mr. Naiko retired after five years as Chief Executive Officer of the Tanzanian Investment Centre. Mr. Naiko’s extensive experience during the course of his career includes serving in the following positions: Vice President, World Association of Investment Promotion Agencies (WAIPA); board member, Tanzania State Mining Corporation; board member, Tanzania Petroleum Development Corporation; board member, Bank of Africa; board member, Tanzania Private Sector Foundation; board member, Maganga-Mtatitu Iron Project; and board member, University of Dar-es-Salaam Investment Committee.

Mr. Naiko graduated from the Haileybury School of Mines (Canada) and Colorado School of Mines (USA). He also holds investment educational certificates from the Centre for Applied Studies on International Negotiations (Switzerland), Nanning Technological University (Singapore) and the Hans Seidel Foundation (Germany).

John Gerson has served as a director since April 24, 2012. Mr. Gerson is a Visiting Senior Fellow of King’s College, London University and he is a political adviser to businesses and institutions with international interests. Until January 2012 he was Head of Government and Political Affairs at BP, having joined the company in 2000. He played a role in BP’s business in all parts of the world, including Russia, Angola and Indonesia, and served as Chairman of BP China Ltd and BP South East Asia Ltd.

This followed a career in the British Foreign Service between 1968 and 1999 during which he held a number of posts in British diplomatic missions abroad, chiefly in Asia (he was HM Consul in China from 1974 to 1977) and with the Foreign and Commonwealth Office and Home Civil Service in London. He was appointed CMG in New Year’s Honours.

Having studied Art History at the University of Freiburg, Mr. Gerson took a degree in History at King’s College, Cambridge. He has been an Associate Member of University College London’s Centre for the Study of Socialist Legal Systems, and in 1992 was Visiting Fellow in East Asian Studies at Princeton University.

Melinda Hsu has served as our Secretary, Treasurer and Chief Financial Officer since March 1, 2012 and as our controller since November 2011. Ms. Hsu has been the president and principal of AMICA Resource Inc. (“AMICA”), a private company, since September 2007. Through AMICA, Ms. Hsu provides consulting services to various public and private companies, including Dejour Energy Inc. as a senior consultant since February 2011 and as controller from September 2007 to April 2008, and Silverado Gold Mines Ltd. as controller from April 2008 to October 2010.

Ms. Hsu has been directly involved in mining and oil and gas industries for more than ten years, with strengths in Canadian and U.S. public financial reporting and regulatory compliance, Canadian and U.S. tax, internal control policies, budgeting and strategic planning. In addition, Ms. Hsu has over 24 years of diversified business experience in areas of accounting, finance, budget, corporate development, marketing and administration experience in Canada and China. She received her Certified General Accountant designation from the CGA Association of British Columbia, Canada, in 2004 and graduated from the People’s University of China in 1988 with a Master’s degree in Business Administration.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the Board.

Significant Employees

Other than the officers and directors described above, we had approximate 24 full-time equivalent employees and consultants during the fiscal year ended May 31, 2012, 22 of which were located in Tanzania. We retain independent geologists and consultants on a contract basis to conduct the work programs on our mineral properties in order to carry out our plan of operations.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons with respect to our most recent fiscal year, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended May 31, 2012.

Code of Ethics

We have adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics is incorporated by reference as an exhibit to this Report and can be reviewed on our corporate website located at www.handenigold.com. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a report on Form 8-K filed with the SEC.

Committees

Audit Committee

The Company’s Board of Directors has a separately-designated standing Audit Committee established for the purpose of overseeing the accounting and financial reporting processes of the Company and audits of the Company’s annual financial statements in accordance with Section 3(a)(58)(A) of the Exchange Act. As of the date of this annual report on Form 10-K, the Company’s Audit Committee is comprised of William Lamarque (who acts as Chairman), Gizman Abbas and Emmanuel Ole Naiko.

In the opinion of the Company’s Board of Directors, all the members of the Audit Committee are independent (as defined under Rule 5605(c)(2) of the NASDAQ listing rules and as determined under Rule 10A-3 of the Exchange Act). Mr. William Lamarque services as the Chairman of the Audit Committee and is qualified as an audit committee financial expert pursuant to the definition adopted by SEC and Sections 407 of the Sarbanes-Oxley Act. All three members of the Audit Committee are financially literate, meaning they are able to read and understand the Company’s financial statements and to understand the breadth and level of complexity of the issues that can reasonably be expected to be raised by the Company’s financial statements.

The members of the Audit Committee do not have fixed terms and are appointed and replaced from time to time by resolution of the Board of Directors.

The Audit Committee is to assist the Board of Directors in fulfilling its oversight responsibilities and its primary duties and responsibilities are to:

  review management’s identification of principal financial risks and monitor the process to manage such risks;

  oversee and monitor the Company’s compliance with legal and regulatory requirements;

  receive and review the reports of the Audit Committee of any subsidiary with public securities;

  oversee and monitor the integrity of the Company’s accounting and financial reporting processes, financial statements and system of internal controls regarding accounting and financial reporting and accounting compliance;

  oversee the audit of the Company’s financial statements;

  oversee and monitor the qualifications, independence and performance of the Company’s external auditors and internal auditing department;

  provide an avenue of communication among the external auditors, management, the internal auditing department and the Board of Directors; and

  report to the Board of Directors regularly.

The Audit Committee has the authority to conduct any review or investigation appropriate to fulfilling its responsibilities. It shall have unrestricted access to personnel and information, and any resources necessary to carry out its responsibility. In this regard, the Audit Committee may direct internal audit personnel to particular areas of examination.

Corporate Governance Committee and Compensation Committee

The Company has a Corporate Governance Committee and a Compensation Committee, which are each composed of three directors, Mohan Kaul, Douglas Boateng and John Gerson. Mr. Mohan Kaul services as the Chairman of both the Corporate Governance Committee and the Compensation Committee. Mr. Douglas Boateng is not independent as defined under Rule 5605(c)(2) of the NASDAQ listing rules and as determined under Rule 10A-3 of the Exchange Act.

The Corporate Governance Committee is to (i) identify and recommend to the Board individuals qualified to be nominated for election to the Board, (ii) recommend to the Board the members and Chair for each Board committee and (iii) periodically review and assess the Corporation’s corporate governance principles and make recommendations for changes thereto to the Board.

The Compensation Committee is to assist the Board in fulfilling its oversight responsibilities relating to officer and director compensation, succession planning for senior managements, development and retention of senior management, and such other duties as directed by the Board.

Technical Advisory Committee

The Technical Advisory Committee has been specifically constituted to enable the Company to effectively operate in the geological environments associated with mineralized systems in Archaean and Proterozoic terranes. Additional expertise comprising other disciplines may be co-opted to the committee from time to time, as the situation may require.

Currently the Company’s Technical Committee consists of the following members:

Dr. P.G. Gresse (Structural- and Exploration Geology) is a renowned structural geologist with a lifetime experience in Africa. He has extensive experience in field geological mapping, structural geology and basin analysis. Dr. Gresse has been involved in various international research and mapping programs specialising in Late Proterozoic geology. Dr. Gresse has published widely in local and international journals (33) and has attended and presented papers at numerous international conferences and symposia (25).

Mr. C. Lötter (Geophysics and Exploration Geology) has 30 years experience in mining and exploration geophysics and has run his own consulting and contracting business for 20 years. He has extensive experience in the Greenstone terrains of southern, eastern and western Africa as well as the Zambian and Botswana Copper belts. Mr. Lotter is involved in survey planning and design and QC/QA and interpretation, including 2D/3D forward and inversion modelling, on a daily basis.

Mr. B. McDonald (Exploration- and Economic Geology) is an exploration geologist with vast experience in Africa, South America, Mexico, and Cuba. He has been exploration manager on numerous successful projects for various prestigious companies including Billiton S.A.(aka BHP Billiton) and GENCOR S.A. as well as managing exploration projects for smaller companies including Trans Hex, the O’Okiep Copper Company, and along with numerous others. The commodities within his experience portfolio span from base metals, gold, precious metals, asbestos, uranium, diamonds, and coloured gemstones. His gold experience covers the spectrum from sedimentary to high grade metamorphic related gold. Complementing his geological achievements are his people skills, often successfully managing a work force of more than 100 people, including several teams of professionals concurrently under difficult operational conditions.

Mr. E. D. Ole Naiko (Mining Engineering and Mineral Economics) conducted his post graduate studies in Mineral Economics and Metallurgical Engineering at the Colorado School of Mines. He has been an executive director of the Tanzania Investment Centre and the manager of various state mining companies, including gold mining companies, as well as an executive director of the TIC (Tanzania Investment Centre) in Tanzania. Mr. Naiko plays a major role in promoting the minerals industry of the country and attracting investment to the sector.

Dr. R. Scheepers (Petrology, Geochemistry, Exploration Geology) has been involved with geology and the mining industry over a period of 28 years. He is the Company’s CEO and a director. Dr. Scheepers is a registered Professional Natural Scientist in Geological Science and a member of:

  Geological Society of South Africa (since 1984);
  SACNASP Registered (since 1984);
  The Mineralogical Society of South Africa (1996 to 2001);
  Geological Society Western Province Branch (1985 to 2002);
  Society of Geology Applied to Mineral Deposits (1989 to 1997);
  Council member: Geological Society of South Africa (1996 to 1999);
  Council member: The Mineralogical Society of South Africa (2002);
  Committee member: Geological Society Western Province Branch (1985 to 1989); and
  Committee member: The S.A. Code for Stratigraphy Committee, since 1993.

ITEM 11.           EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The table below summarizes all compensation awarded to, earned by or paid to our executive officers by any person for all services rendered in all capacities to us during our fiscal years ended May 31, 2012 and 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Comp- ensation ($)	Non- qualified Deferred Comp- ensation Earnings ($)	All Other Comp- ensation ($)	Total ($)
Reyno Scheepers (1) President & Chief Executive Officer	2012	Nil	Nil	Nil	$165,000	Nil	Nil	$189,200(1)	$354,200
	2011	N/A	N/A	N/A	$1,390,572	N/A	N/A	N/A	$1,390,572
Melinda Hsu (2) Chief Financial Officer, Secretary and Treasurer	2012	Nil	Nil	Nil	$113,187	Nil	Nil	$58,480(2)	$171,667
	2011	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Douglas Boateng (3) Former President & Chief Executive Officer	2012	Nil	Nil	Nil	$330,000	Nil	Nil	$168,000(3)	$498,000
	2011	N/A	N/A	N/A	$1,564,394	N/A	N/A	N/A	$1,564,394
Debra Farquharson (4) Former Chief Financial Officer, Secretary and Treasurer	2012	Nil	Nil	Nil	$7,500	Nil	Nil	$49,484(4)	$56,984
	2011	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Harpreet Sangha (5) Former President & Chief Executive Officer	2012	Nil	Nil	Nil	Nil	Nil	Nil	$15,441(5)	$15,441
	2011	Nil	Nil	Nil	$3,128,788	Nil	Nil	$3,197,278(5)	$6,326,066
Herminder Rai (6) Former Chief Financial Officer, Secretary and Treasurer	2012	Nil	Nil	Nil	Nil	Nil	Nil	$65,023(6)	$65,023
	2011	Nil	Nil	Nil	$347,643	Nil	Nil	$77,050(6)	$424,693

(1)

Mr. Scheepers was appointed as our President and Chief Executive Officer effective on November 21, 2011 and as our Chief Operating Officer effective on October 6, 2011. Mr. Scheepers has been a director since September 21, 2010. The “Other Compensation” to Mr. Scheepers consists of $164,000 in consulting fees (including $68,000 of consulting fees was paid prior to October 2011 for his professional and interim management services rendered to the Company) as well as $25,200, which represents the payment of 60% of Mr. Scheepers expenses associated with renting a family house in Dar Es Salaam pursuant to his Executive Services Agreement with the Company.

(2)

Ms. Hsu was appointed as our Chief Financial Officer, Secretary and Treasurer effective on March 1, 2012. The “Other Compensation” to Ms. Hsu consists of $58,480 in consulting fees, which were paid to a private company controlled by Ms. Hsu. Included in the consulting fees is $20,888 paid prior to March 2012 for Ms. Hsu’s professional services as our controller on a part-time basis.

(3)

Mr. Boateng was appointed as our President and Chief Executive Officer effective on August 18, 2011 and resigned effective on November 21, 2011. Mr. Boateng has been a director since September 21, 2010. The “Other Compensation” to Mr. Boateng consists of $168,000 in consulting fees, $30,000 of which was paid prior to August 2011 for his interim executive services and $78,000 of which was paid after November 2011 for his continuing services rendered as a director.

(4)

Ms. Farquharson was appointed as our Chief Financial Officer, Secretary and Treasurer effective on September 22, 2011 and resigned effective on December 12, 2011. The “Other Compensation” to Ms. Farquharson consists of $49,484 in consulting fees, $9,726 of which was paid in January 2012 for Ms. Farquharson’s continuing services.

(5)

Mr. Sangha resigned as our President and Chief Executive Officer effective on June 21, 2011. The “Other Compensation” to Mr. Sangha in 2012 consists of $15,441 in consulting fees. The “Other Compensation” to Mr. Sangha in 2011 consists of $161,773 in consulting fees as well as $3,035,505 in stock-based compensation, as follows: On September 20, 2010, Mr. Sangha converted $614,352 of related party debt into 5,000,000 units. Each unit consisted of one share of the Company’s common stock and one share purchase warrant to purchase an additional share of common stock at $0.25 for two years. Due to an error, the Company issued units for $133,814 more than was owing to Mr. Sangha. During the year ended May 31, 2011, Mr. Sangha paid $120,000 of subscriptions for the shares, and the remaining $13,814 subsequent to the end of the period. The Company recorded stock based compensation of $3,035,505, equal to the difference between the fair value of the units of $3,785,505 and the $750,000 of debt settled and subscriptions received as stock based compensation.

(6)

Mr. Rai resigned as our Chief Financial Officer, Secretary and Treasurer effective on September 22, 2011. The “Other Compensation” to Mr. Rai in 2012 and 2011 consists of consulting fees. Included in the consulting fees, $38,285 was paid from October 2011 to March 2012 for Mr. Rai’s continuing services rendered as a consultant.

Outstanding Equity Awards

The following table sets forth information at our fiscal year ended May 31, 2012 relating to outstanding equity awards that have been granted to the named executive officers listed in the table above:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
								Equity	Equity
								Incentive	Incentive
								Plan	Plan
								Awards:	Awards:
			Equity					Number	Market or
			Incentive					of	Payout
			Plan				Market	Unearned	Value of
			Awards:				Value of	Shares,	Unearned
	Number of	Number of	Number of			Number of	Shares or	Units or	Shares,
	Securities	Securities	Securities			Shares or	Units of	Other	Units or
	Underlying	Underlying	Underlying			Units of	Stock	Rights	Other
	Unexercised	Unexercised	Unexercised	Option		Stock That	That	That	Rights
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	That Have
Name	Exercisable	Unexercisable	Options	Price	Expiration	Vested	Vested	Vested	Not Vested
	(#)	(#)	(#)	($)	Date	(#)	($)	(#)	(#)

Reyno Scheepers	3,200,000	800,000	N/A	$0.20	11/29/2020	N/A	N/A	N/A	N/A
	750,000	750,000	N/A	$0.45	11/30/2021	N/A	N/A	N/A	N/A
Melinda Hsu	1,000,000	N/A	N/A	$0.11	03/01/2017	N/A	N/A	N/A	N/A
Douglas Boateng	3,600,000	900,000	N/A	$0.20	11/29/2020	N/A	N/A	N/A	N/A
	1,500,000	1,500,000	N/A	$0.45	11/30/2021	N/A	N/A	N/A	N/A
Debra Farquharson	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Harpreet Sangha	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Herminder Rai	600,000	N/A	N/A	$0.20	06/30/2012	N/A	N/A	N/A	N/A

Compensation of Directors

Effective on April 10, 2012, the Board of Directors approved a compensation package to independent directors of the Company as follows:

(1)	annual independent director fees of $30,000;

(2)	meeting attendance fees of $1,000 per meeting;

(3)	additional annual fees of $10,000 to the Company’s Board Committee Chairperson; and

(4)	additional annual fees of $20,000 to the Vice Chairman of the Board.

The table below summarizes all compensation awarded to, earned by or paid to our directors during our fiscal year ended May 31, 2012. Certain of our current or former directors served or have served as officers of the Company and any compensation they received due to their services are disclosed in the tables above and are not included in the table below.

Director Compensation

Name and Principal Position	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Reginald Mengi	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Reyno Scheepers (1)	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Douglas Boateng (1)	N/A	N/A	N/A	N/A	N/A	N/A	N/A
William Lamarque	$8,500	Nil	Nil	Nil	Nil	Nil	$8,500
Mohan Kaul	$7,250	Nil	Nil	Nil	Nil	Nil	$7,250
John Gerson	$4,750	Nil	Nil	Nil	Nil	Nil	$4,750
Emmanuel Naiko	$4,750	Nil	Nil	Nil	Nil	Nil	$4,750
Gizman Abbas	$4,750	Nil	Nil	Nil	Nil	Nil	$4,750
Harpreet Singh Sangha (2)	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Honorable Joseph Rugumyamheto(3)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Wenqin Zhang(3)	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	See summary compensation table above.
(2)	See summary compensation table above. Mr. Sangha resigned as a director on June 21, 2011.
(3)	Mr. Rugumyamheto and Mr. Zhang resigned effective September 6, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Officers and Directors

Title of class	Name and address of beneficial owner (1)	Amount and nature of beneficial owner(2)	Percentage of class (3)
Common Stock	Reginald Mengi(1)	158,333,333(4)	51.34%
Common Stock	Reyno Scheepers(1)	5,500,000(5)	1.78%
Common Stock	Douglas Boateng(1)	7,500,000(6)	2.43%
Common Stock	William Lamarque (1)	400,000(7)	0.13%
Common Stock	Mohan Kaul (1)	400,000(7)	0.13%
Common Stock	John Gerson (1)	400,000(7)	0.13%
Common Stock	Emmanuel Naiko (1)	400,000(7)	0.13%
Common Stock	Gizman Abbas (1)	400,000(7)	0.13%
Common Stock	Melinda Hsu (1)	1,000,000(8)	0.32%
Common Stock	All executive officers and directors as a group	174,333,333	56.53%

5% or Greater Shareholders:

Title of class	Name and address of beneficial owner	Amount and nature of beneficial owner(2)	(3) Percentage of class
Common Stock	Reginald Mengi(1)	158,333,333(4)	51.34%
Common Stock	Zoeb Hassuji(9)	16,666,667	5.40%

1.	The address of our officers and directors is our Company’s address, which is Plot 228, Regent Estate, Dar es Salaam, the United Republic of Tanzania.

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

3.	Based on 308,416,654 shares of our common stock issued and outstanding as of August 24, 2012.
4.

Includes 133,333,333 shares held by IPP Gold Limited, 15,000,000 shares held by Handeni Resources Limited, and 10,000,000 stock options held by Mr. Mengi with an exercise price at $0.20 per share. 8,000,000 of options are vested and the remaining 2,000,000 of options will be vested on November 29, 2012.

5.

Represents stock options, of which 3,950,000 are vested and the remaining 1,550,000 will be vested as to 375,000 on August 31, 2012, 800,000 on November 29, 2012 and the remaining 375,000 on November 30, 2012.

6.

Represents stock options, of which 5,100,000 are vested and the remaining 2,400,000 will be vested as to 750,000 on August 31, 2012, 900,000 on November 29, 2012 and the remaining 750,000 on November 30, 2012.

7.	Represents 200,000 shares of our common stock and 200,000 fully vested stock options.
8.	Represents fully vested stock options.
9.	The registered address of this shareholder is Bonite Bottlers, Moshi, Kilimanjaro, Tanzania.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles, the operation of which may at any subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The details refer to Item 5. above.

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

Related Party Transactions

a)

On September 21, 2010, the Company completed a Mineral Property Acquisition Agreement with IPP Gold, and the Company acquired four prospecting licences totalling approximately 800 square kilometres, located in the Handeni District of Tanzania (the “Handeni Properties”). The Chairman of the Board of Directors of the Company has an existing ownership and/or beneficial interest(s) in IPP Gold. The Company issued 133,333,333 restricted shares of common stock to IPP Gold to acquire the Handeni Properties and no further payments to IPP Gold in shares or cash is required.

On August 5, 2011, the Company entered the 2011 Acquisition Agreement with Handeni Resources. The Chairman has an existing ownership and/or beneficial interest(s) in Handeni Resources. Pursuant to the 2011 Acquisition Agreement, the Company had an exclusive option to acquire from Handeni Resources a 100% interest in mineral licenses covering an area of approximately 2.67 square kilometers to the east of Magambazi Hill, which is adjacent to the area covered by the Company’s four existing prospecting licenses (totaling approximately 800 square kilometers) in the Handeni District. On November 30, 2011, the Company completed such acquisition and issued 15,000,000 shares of restricted common stock at a fair market price of $0.11 per share to Handeni Resources in connection with the acquisition.

On November 29, 2010, the Company granted to the Chairman 10,000,000 stock options at a price of $0.20 per share exercisable for 10 years.

b)

During the year ended May 31, 2012, the Company paid $164,000 (2011 - $Nil) of administration and professional services fees to a director who is the current President and CEO. The Company also paid $25,200 (2011 - $Nil) representing 60% of rental expenses associated with renting the CEO’s family house in Tanzania, pursuant to the CEO’s Executive Services Agreement with the Company. In addition, the Company paid $43,000 (2011 - $Nil) of geological and investor relations service fees to a private company controlled by a person who is related to the CEO.

During the year ended May 31, 2012, the Company granted the CEO 1,500,000 stock options at a price of $0.45 per share exercisable for 10 years (2011: 4,000,000 stock options at a price of $0.20 per share exercisable for 10 years).

c)

During the year ended May 31, 2012, the Company paid $168,000 (2011 - $Nil) of administration and consulting fees to the former President and CEO who resigned effective on November 22, 2011 and who continues to provide consulting services and is presently a director. During the year ended May 31, 2012, the Company granted to the former CEO 3,000,000 stock options at a price of $0.45 per share exercisable for 10 years (2011: 4,500,000 stock options at a price of $0.20 per share exercisable for 10 years).

d)

During the year ended May 31, 2012, the Company paid a total of $58,480 (2011 - $Nil) of administration and professional services fees to a private company controlled by the Company’s current CFO who was appointed effective on March 1, 2012, $20,888 of which was paid prior to March 1, 2012 as professional consulting fees. The Company also granted the CFO 1,000,000 stock options at a price of $0.11 per share exercisable for 5 years.

e)

During the year ended May 31, 2012, the Company paid consulting fees of $15,441 (2011 - $161,773) to the former CEO who resigned effective on June 21, 2011. During the fiscal year ended May 31, 2012, the Company also paid $50,113 (Year ended May 31, 2011 - $30,458) of investor relations service fees to a person related to the former CEO.

On September 20, 2010, a former CEO converted $616,186 of related party debt into 5,000,000 units of the Company. Each unit consisted of one share of the Company’s common stock and one share purchase warrant to purchase an additional share of common stock at $0.25 for two years. Due to an error, the Company issued units for $133,814 more than owed. During the year ended May 31, 2011, the former CEO paid the additional cash of $120,000 of subscriptions for the shares and the remaining $13,814 subsequent to May 31, 2011. The Company recorded stock-based compensation of $3,035,505 which is equal to the difference between the fair value of the units of $3,785,505 and the $750,000 sum of debt settled and subscription receivable. On November 29, 2010, the Company granted to this former CEO 9,000,000 stock options exercisable at a price of $0.20 per share, and such options were forfeited during the year ended May 31, 2012.

f)

During the year ended May 31, 2012, the Company paid $49,484 (2011 - $Nil) of consulting fees to the Company’s former CFO who resigned effective on December 12, 2011. The Company also granted to this former CFO 750,000 stock options at a price of $0.45 per share, and such options were forfeited on March 14, 2012.

g)

During the year ended May 31, 2012, the Company paid $65,023 (Year ended May 31, 2011 - $77,050) of consulting fees to the former CFO who resigned effective on September 22, 2011, of which $26,738 was for executive services and $38,285 was for continuing consulting services. As at May 31, 2012, the Company was indebted to the former CFO for $Nil (May 31, 2011 – $1,112). The amounts due are non-interest bearing, unsecured and due on demand. On November 29, 2010, the Company granted to this former CFO 1,000,000 stock options exercisable at a price of $0.20 per share, of which 400,000 unvested options were forfeited during the year ended May 31, 2012.

h)	The Company accrued $30,000 of independent director fees for the period ended May 31, 2012. During the year ended May 31, 2011, the Company paid directors fees of $15,268.

Director Independence

The Board has analyzed the independence of each director and has determined that the members of the Board listed below are independent as that term is defined under Rule 5605(a)(2) of the NASDAQ listing rules. Each director is free of relationships that would interfere with the individual exercise of independent judgment. Based on these standards, the Board determined that each of the following directors is independent and has no relationship with the Company, except as a director and shareholder:

  William Lamarque;

  Mohan Kaul;

  Emmanuel Ole Naiko;

  John Gerson; and

  Gizman Abbas.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

Manning Elliott served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended May 31, 2012 and 2011. Aggregate fees in Canadian dollar billed to the Company by Manning Elliott for professional services rendered during fiscal years ended May 31, 2012 and 2011 are set forth below:

	Year Ended May 31, 2012	Year Ended May 31, 2011
Audit Fees	$87,740	$69,000
Audit-Related Fees	$2,960	$Nil
Tax Fees	$6,410	$22,500
All Other Fees	$2,760	Nil
Total	$99,870	$91,500

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

Policy on Pre-Approval of Services Performed by Independent Auditors

It is our Board of Directors’ policy to pre-approve all audit and permissible non-audit services performed by the independent auditors. The Board of Directors approved all services that our independent accountants provided to us in the past two fiscal years.

The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent registered public accounting firm. The Audit Committee requires its pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. The Audit Committee considers whether such services are consistent with the rules of the SEC on auditor independence.

ITEM 15.           EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Incorporation.

3.2(12)	Certificate of Amendment to Articles of Incorporation.

3.3(21)	Articles of Merger as filed with the Nevada Secretary of State.

3.3(3)	Amended Bylaws, as amended on September 5, 2006.

10.1(4)	Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.

10.2(4)	Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.

10.3(4)	Asset Purchase Agreement with Megadeposit Explorers Ltd.

10.4(5)	Amendment No. 1 to Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.

10.5(5)	Amendment No. 1 to Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.

10.6(5)	Amendment No. 1 to Asset Purchase Agreement with Megadeposit Explorers Ltd.

10.7(6)	Amendment No. 2 to Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.

10.8(6)	Amendment No. 2 to Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.

10.9(6)	Amendment No. 2 to Asset Purchase Agreement with Megadeposit Explorers Ltd.

10.10(7)	Strategic Alliance Agreement between the Company and Canaco Resources Inc.

10.11(8)	Option Agreement between the Company and Canaco Resources Inc.

10.12(9)	Amendment Not. 1 to Strategic Alliance Agreement between the Company and Canaco Resources Inc.

10.13(9)	Kwadijava Option Agreement.

10.14(9)	Negero Option Agreement.

10.15(10)	Joint Venture Agreement with Mkuvia Maita.

10.16(11)	2007 Stock Incentive Plan.

10.17(14)	2008 Stock Incentive Plan.

10.18(11)	Consulting Agreement with Harpreet Sangha.

10.19(11)	Consulting Agreement with Rovingi.

10.20(13)	Joint Venture Agreement with Mkuvia Maita dated June 5, 2009.

10.21(15)	Agreement with Ruby Creek Resources, Inc. dated November 7, 2009.

10.22(16)	Purchase Agreement with Ruby Creek Resources, Inc., dated for reference May 19, 2010.

10.23(17)	August 2010 Stock Incentive Plan.

10.24(18)	Mineral Property Acquisition Agreement between the Company and IPP Gold Limited, dated September 15, 2010, ratified by the Company’s Board of Directors on September 21, 2010.

10.26(19)	November 2010 Stock Incentive Plan.

10.27(20)	Mineral Property Acquisition Agreement between the Company and Handeni Resources Limited, dated August 5, 2011.

14.1(2)	Code of Ethics.

21.1	Subsidiaries of the Registrant:
a. Douglas Lake Tanzania Limited (Tanzania); and
b. HG Limited (Tanzania) (formerly: DLM Tanzania Limited (Tanzania)).

23.1*	Consent of Auditor.

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

*	Filed Herewith.
(1)	Incorporated by reference to Form SB-2 Registration Statement filed on July 22, 2004.
(2)	Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2005.
(3)	Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2006.
(4)	Incorporated by reference to Current Report on Form 8-K filed on August 4, 2005.
(5)	Incorporated by reference to Current Report on Form 8-K filed on November 21, 2005.
(6)	Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended November 30, 2005.
(7)	Incorporated by reference to Current Report on Form 8-K filed on May 4, 2006.
(8)	Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended August 31, 2006.
(9)	Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended August 31, 2007.
(10)	Incorporated by reference to Current Report on Form 8-K filed on August 6, 2008.
(11)	Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2007.
(12)	Incorporated by reference to Current Report on Form 8-K filed on January 27, 2009
(13)	Incorporated by reference to Current Report on Form 8-K filed on July 16, 2009
(14)	Incorporated by reference to Registration Statement Form S-8 filed on December 30, 2008.
(15)	Incorporated by reference to Current Report on Form 8-K filed on November 13, 2009.
(16)	Incorporated by reference to Current Report on Form 8-K filed on June 21, 2010.
(17)	Incorporated by reference to Annual Report on Form 10-K for the year ended May 31, 2010.
(18)	Incorporated by reference to Current Report on Form 8-K filed on September 27, 2010.
(19)	Incorporated by reference to Annual Report on Form 10-K for the year ended May 31, 2011.
(20)	Incorporated by reference to Current Report on Form 8-K filed on August 10, 2011.
(21)	Incorporated by reference to Current Report on Form 8-K filed on February 15, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANDENI GOLD INC.

By:	“Reyno Scheepers”
Reyno Scheepers
President, Chief Executive Officer (Principal Executive Officer) and
a director
Date: August 24, 2012.

By:	“Melinda Hsu”
Melinda Hsu
Chief Financial Officer (Principal Financial Officer and Principal
Accounting Officer), Secretary and Treasurer
Date: August 24, 2012.

__________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

“Reyno Scheepers”	President, Chief Executive Officer (Principal Executive	August 24, 2012
Reyno Scheepers	Officer) and a director

“Reginald Mengi”		August 24, 2012
Reginald Mengi	Chairman of the Board of Directors and a director

“William Lamarque”		August 24, 2012
William Lamarque	Vice Chairman of the Board of Directors and a director

“Mohan Kaul”		August 24, 2012
Mohan Kaul	Director

Douglas Boateng”		August 24, 2012
Douglas Boateng	Director

“John Gerson”		August 24, 2012
John Gerson	Director

“Emmanuel Naiko”		August 24, 2012
Emmanuel Naiko	Director

“Gizman Abbas”		August 24, 2012
Gizman Abbas	Director
August 24, 2012
“Melinda Hsu”
Melinda Hsu	Chief Financial Officer (Principal Financial Officer and
Principal Accounting Officer), Secretary and Treasurer

__________