Form 10-Q
period 2012-08-31
HANDENI GOLD INC.
filed 2012-10-11
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _____________

Commission File Number: 000-50907

HANDENI GOLD INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0430222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

228 Regent Estate
Dar es Salaam, Republic of Tanzania	N/A
(Address of principal executive offices)	(Zip Code)

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
Yes [  ]    No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 308,416,654 shares of common stock as of October 9, 2012.

HANDENI GOLD INC. (FORMERLY DOUGLAS LAKE MINERALS INC.)

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
August 31, 2012

INDEX

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of copper, availability of funds, government regulations, permitting, common share prices, operating costs, capital costs, outcomes of ore reserve development, recoveries and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended May 31, 2012, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited interim consolidated financial statements of Handeni Gold Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

Handeni Gold Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	August 31, 2012	May 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$661,940	$886,889
Amounts receivable	640,041	602,286
Prepaid expenses and deposits (Note 4)	220,852	189,937

Total Current Assets	1,522,833	1,679,112

Restricted cash equivalent (Note 5)	57,764	56,531
Restricted marketable securities (Note 3)	580,000	1,160,000
Mineral licenses (Note 7 and 8(a))	1,650,000	1,650,000
Property and equipment, net (Note 6)	420,381	463,521

TOTAL ASSETS	$4,230,978	$5,009,164

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$149,604	$164,066

Commitments and Contingencies (Notes 1, 7 and 12)

Stockholders' Equity
Common stock (Note 9)
Authorized: 500,000,000 shares, $0.001 par value Issued and outstanding: 308,416,654 shares (May 31, 2012 – 307,416,654 shares)	308,417	307,417
Additional paid-in capital (Note 9)	115,594,750	115,289,842
Subscriptions received (Note 9)	650,000	150,000
Donated capital	109,000	109,000
Accumulated other comprehensive loss	(2,180,000)	(1,600,000)
Deficit accumulated during the exploration stage	(110,400,793)	(109,411,161)
Total Stockholders' Equity	4,081,374	4,845,098

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,230,978	$5,009,164

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(Unaudited)

			Accumulated from
			January 5, 2004
	For the Three Months Ended,		(Date of Inception)
	August 31, 2012	August 31, 2011	to August 31, 2012

Revenue	$-	$-	$-

Expenses
Consulting fees	286,570	471,522	23,761,686
Depreciation	51,838	35,994	291,721
Exploration expenses	231,214	721,476	7,628,071
General and administrative	253,967	44,565	2,645,124
Impairment of mineral property	-	-	77,492,074
Professional	82,365	231,742	2,450,724
Rent	31,289	32,731	378,871
Travel and investor relations	52,457	76,088	1,941,743

Total Expenses	989,700	1,614,118	116,590,014

Loss From Operations	(989,700)	(1,614,118)	(116,590,014)

Other Income (Expenses)
Gain on write-down of accrued liabilities	-	-	458,058
Loss on write-down of amounts receivable	-	-	(81,641)
Interest income	68	-	858
Mineral property option payments received	-	-	3,616,017
Loss on sale of investment securities	-	-	(57,071)
Recovery of mineral property costs for stock not issuable	-	-	2,253,000
	68	-	6,189,221
Net Loss	(989,632)	(1,614,118)	(110,400,793)
Other Comprehensive Income (Loss)			-
Unrealized (loss) gain on marketable securities	(580,000)	40,000	(2,180,000)

Comprehensive Loss	$(1,569,632)	$(1,574,118)	$(112,580,793)

Net Loss per Share - Basic and Diluted	$(0.00)	$(0.01)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	307,829,697	292,417,000

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)
			Accumulated from
			January 5, 2004
	For the Three Months Ended,		(Date of Inception)
	August 31, 2012	August 31, 2011	to August 31, 2012
CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN):
Operating Activities:
Net loss	$(989,632)	$(1,614,118)	$(110,400,793)
Adjustments for non-cash items in net loss:
Depreciation	51,838	35,994	291,721
Donated services and rent	-	-	9,000
Impairment of mineral property acquisition costs	-	-	77,492,074
Loss on sale of investment securities	-	-	57,071
Mineral property option payments	-	-	(156,017)
Stock-based compensation	305,908	177,757	20,092,559
Gain on unrealized foreign exchange	(1,233)	-	(1,233)
Gain on write-down of accrued liabilities	-	-	(458,058)
Loss on write-down of amounts receivable	-	-	81,641
Write-off of equipment	-	-	19,053
Recovery of mineral property costs for stock not issuable	-	-	(2,253,000)
Shares received from mineral property option payment	-	-	(2,760,000)
Changes in non-cash operating working capital:
Amount receivable	(37,755)	-	(721,682)
Prepaid expenses and deposits	(30,915)	1,098,704	(220,852)
Accounts payable and accrued liabilities	(14,462)	30,616	(91,296)
Due to related parties	-	(1,112)	853,943
Cash Used in Operating Activities	(716,251)	(272,159)	(18,165,869)

Investing Activities:
Mineral property acquisition costs	-	-	(697,677)
Proceeds from mineral property options	-	-	600,000
Purchase of restricted cash equivalent	-	-	(56,531)
Purchase of property and equipment	(8,698)	(104,675)	(731,155)
Cash Used in Investing Activities	(8,698)	(104,675)	(885,363)

Financing Activities:
Proceeds from issuance of common stock	-	-	20,384,363
Proceeds from stock subscriptions	500,000	13,814	650,000
Share issuance costs	-	-	(1,321,191)
Cash Provided by Financing Activities	500,000	13,814	19,713,172

(Decrease) / Increase in cash and cash equivalents	(224,949)	(363,020)	661,940

Cash and cash equivalents, at beginning of the period	886,889	6,795,474	-

Cash and cash equivalents, at end of the period	$661,940	$6,432,454	$661,940

 Supplemental Cash Flow Information (Note 15)

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of August 31, 2012
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at August 31, 2012, the Company has not generated any revenues and has accumulated losses of $110,400,793 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company plans to raise equity and/or debt financing to fund its operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These interim consolidated financial statements were authorized and approved for issuance by the Audit Committee on October 4th , 2012.

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

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10- Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended May 31, 2012, included in the Company’s Annual Report on Form 10-K filed on August 27, 2012 with the SEC.

The interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at August 31, 2012, and the results of its operations and cash flows for the interim period ended August 31, 2012. The results of operations for the three months ended August 31, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of August 31, 2012
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

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2012, the Company’s components of other comprehensive income (loss) and accumulated other comprehensive income (loss) are an unrealized fair value gain (loss) on available for sale marketable securities.

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of August 31, 2012
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

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440 Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of August 31, 2012 and May 31, 2012.

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of August 31, 2012
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

	q)	Reclassification

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Restricted Marketable Securities

		August 31, 2012		May 31, 2012
		Fair Value		Fair Value
		Based On	Accumulated	Based On	Accumulated
		Quoted Market	Unrealized	Quoted Market	Unrealized
	Cost	Price	Gain (Loss)	Price	Gain (Loss)
	$	$	$	$	$
Ruby Creek Resources Inc., 4,000,000 shares	2,760,000	580,000	(2,180,000)	1,160,000	(1,600,000)

The four million restricted shares of common stock of Ruby Creek Resources Inc. (“RCR”) were issued to the Company on December 16, 2010 as partial consideration to purchase the mineral property interests under the agreements between RCR and the Company. The initial fair market value of these shares was $2,760,000 based on RCR’s quoted stock price on the issuance date. Refer to Note 7b for details on the agreements with RCR. As of August 31, 2012, the fair market value of these shares was $580,000 (May 31, 2012: $1,160,000) based on RCR’s quoted stock price and recorded as non-current assets.

4.	Prepaid Expenses and Deposits

	The components of prepaid expenses and deposits are as follows:

		August 31,	May 31,
		2012	2012
		$	$
	General and administrative	21,466	9,423
	Professional fees	-	2,066
	Rent	148,647	128,670
	Travel and exploration expenses	50,739	49,778
		220,852	189,937

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of August 31, 2012
(Expressed in U.S. dollars)
(Unaudited)

5.	Restricted Cash Equivalent

The Company has pledged a $57,764 of GICs (May 31, 2012: $56,531) as security held on a corporate credit card.

6.	Property and Equipment

			August 31,	May 31,
			2012	2012
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$
Automobile vehicles	378,476	182,870	195,606	222,528
Camp and equipment	197,011	39,845	157,166	173,583
Office furniture and equipment	104,738	40,430	64,308	67,283
Software	6,391	3,090	3,301	127
	686,616	266,235	420,381	463,521

7.	Mineral Properties

	a)	Handeni Properties, Tanzania, Africa

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of August 31, 2012
(Expressed in U.S. dollars)
(Unaudited)

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

To comply with the laws and regulations of the Republic of Tanzania whereby foreign companies may not own primary mining licenses (“PMLs”), on July 19, 2012, the Company entered into an Addendum agreement to the 2011 Acquisition Agreement whereby Handeni Resources, on behalf of the Company, administers the 32 PMLs until such time as a mining license on the 32 PMLs (2.67 km2 ) have been allocated. During this period Handeni Resources is conducting exploration and mining activities on the PMLs as directed by the Company.

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

		iii)	$450,000 on June 1, 2011 (unpaid);
		iv)	$1,000,000 on June 1, 2012 (unpaid); and
		v)	$1,000,000 on June 1, 2013 (which may be satisfied by the issuance of stock by RCR).

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of August 31, 2012
(Expressed in U.S. dollars)
(Unaudited)

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

During fiscal 2011 the Company recognized a total of $3,110,000 in other income for the receipt of the shares at fair market value and the option payments (i) and (ii). The Company has not yet received the $450,000 option payment (iii) nor received the $1,000,000 option payment (iv) which are overdue and the agreement is in default. Prospecting licenses numbered 5664/2009 and 5669/2009, which form a part of the joint venture project, were registered to a third party without the Company’s approval.

RCR filed a lawsuit against the Company in the Supreme Court, State of New York, on February 8, 2012, alleging the Company’s involvement in a fraudulent transfer and breach of agreements. The Company is of the view that such allegations are without merit and intends to vigorously contest the action. On February 23, 2012, the Company filed a lawsuit against RCR in the Supreme Court of British Columbia, seeking relief for RCR’s breach of its payment obligations under these agreements and seeking an order that RCR remove the U.S. restrictive legend from RCR shares issued to the Company under the agreements (see Note 12c).

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

d)

On November 17, 2006, the Company entered into an Asset Purchase Agreement with Atlas to acquire Prospecting License No. 3920/2006 known as “Shinyanga” or “Magembe,” which covers an area of approximately 46 square kilometres in Tanzania. The Licenses were transferred to the Company’s name on signing the agreement for an aggregate purchase price of $200,000 (paid) and 4,500,000 restricted shares of common stock. The Company determined the fair value of the shares to be $3,172,500. As at May 31, 2007, the Company issued 1,500,000 shares at the fair value of $1,057,500. During fiscal 2010, the Company decided to focus on other properties and has let the Magembe prospecting license lapse. As at May 31 2011, the remaining 3,000,000 shares at the fair value of $2,115,000 was included in common stock subscribed. During fiscal 2012 it was determined that the Company no longer has any obligations under this agreement, including the obligation to issue such 3,000,000 shares, and therefore the $2,115,000 was recorded during the fiscal year ended May 31, 2012 as a recovery of mineral property costs for stock no longer issuable.

e)

On November 17, 2006, the Company entered into an Asset Purchase Agreement with Hydro Geos to acquire six Prospecting Licenses, which covered an area of approximately 2,388.79 square kilometres in Tanzania. Prospecting License No.’s 3868/2006, 3671/2005, 3398/2005, 3105/2005, 3211/2005, and 2961/2004 had been transferred to the Company’s name on signing the agreement for a then aggregate and proposed purchase price of $600,000 (the “Cash Payments”) and the proposed issuance of 4,000,000 restricted shares of the Company’s common stock at a fair value of $2,820,000. An initial Cash Payment of $150,000 was made on the signing of the agreement, however, no further Cash Payments were made and no common shares of the Company were issued due to the fact that the underlying Prospecting Licenses were allowed to lapse by Hydro Geos. As at May 31, 2011 and November 30, 2011, $250,000 was included in accrued liabilities. During fiscal 2012 it was determined that the Company no longer has any obligations under this agreement, including the obligation to pay such $250,000, and therefore the accrued $250,000 liability was written off during the fiscal year ended May 31, 2012.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of August 31, 2012
(Expressed in U.S. dollars)
(Unaudited)

8.	Related Party Transactions and Balances

a)

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

b)

During the three months ended August 31, 2012, the Company paid $36,000 (2011 - $56,000) of administration and professional services fees to a director, the current President and Chief Executive Officer (“CEO”). In addition, the Company paid $15,000 (2011 - $Nil) of geological and investor relations service fees to a private company controlled by a person who is related to CEO.

c)

During the three months ended August 31, 2012, the Company paid $36,000 (2011 - $45,000) of administration and consulting fees to a former President and CEO who resigned effective on November 22, 2011 and who continues to provide consulting services and is presently a director.

d)

During the three months ended August 31, 2012, the Company paid a total of $35,098 (2011 - $Nil) of administration and professional services fees to a private company controlled by the Company’s current Chief Financial Officer (“CFO”).

e)

During the three months ended August 31, 2012, the Company paid consulting fees of $Nil (2011 - $15,441) to the former CEO who resigned effective on June 21, 2011. During the three months ended August 31, 2012, the Company also paid $Nil (2011 - $15,457) of investor relations service fees to a person related to the former CEO.

	f)	During the three months ended August 31, 2012, the Company paid $Nil (2011 - $20,094) of consulting fees to a former CFO who resigned effective on September 22, 2011.

g)

During the three months ended August 31, 2012, the Company incurred $59,000 (2011 - $Nil) of independent directors’ fees. As of August 31, 2012, the Company had $78,950 (2011 - $Nil) of unpaid independent directors’ fees in accounts payable and accrued liabilities.

9.	Common Stock and Additional Paid-in Capital

The authorized common stock of the Company consists of 500,000,000 shares, with $0.001 par value. The following is a summary of the Company’s issued and outstanding common stock during the three months ended August 31, 2012 and the fiscal year ended May 31, 2012:

	Common Stock		Additional Paid-In
	Shares	Par Value	Capital
	#	$	$
Balance as at May 31, 2011	292,416,654	292,417	111,925,974

Shares Issued for Mineral Licenses	15,000,000	15,000	1,635,000
Value Assigned to Options Granted or Vested	-	-	1,728,868
Balance as at May 31, 2012	307,416,654	307,417	115,289,842

Shares Issued for Independent Directors Fees	1,000,000	1,000	39,000
Value Assigned to Options Granted or Vested	-	-	265,908

Balance as at August 31, 2012	308,416,654	308,417	115,594,750

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of August 31, 2012
(Expressed in U.S. dollars)
(Unaudited)

9.	Common Stock and Additional Paid-in Capital (continued)

For the Three Months Ended August 31, 2012

Pursuant to the Board of Directors approved compensation package to its independent directors (five of the Company’s directors), the Company granted each independent director on July 4, 2012, as fully paid and non-assessable, 200,000 shares of the Company’s common stock with a fair value of $0.04 per share for a total of 1,000,000 shares as stock-based compensation. Such shares were granted under the Company’s November 2010 Stock Incentive Plan.

During the three months ended August 31, 2012, the Company received $500,000 (for the year ended May 31, 2012: $150,000) for subscriptions received in advance of the closing of the Company’s private placements. As of October 9, 2012, these private placements have not yet closed.

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

During the year ended May 31, 2012, the Company determined it no longer has any obligations to issue $2,203,000 in shares for lapsed mineral property agreements and $50,000 in shares for an expired mineral property consulting agreement. Therefore, in fiscal year 2012, a total of $2,253,000 was recorded as a recovery of mineral property costs for stock not issuable.

10.	Stock Options

The Company adopted an Stock Option Plan, dated November 29, 2010 (the “November 2010 Stock Incentive Plan”), under which the Company is authorized to grant stock options to acquire up to a total of 40,000,000 shares of common shares. On July 4, 2012, the Company granted stock options to its independent directors to acquire a total of 1,000,000 common shares at an exercise price of $0.08 per share exercisable for 10 years and during the period ended August 31, 2012, 600,000 vested options were forfeited. At August 31, 2012, the Company had 11,300,000 shares of common stock available to be issued under the November 2010 Stock Incentive Plan.

There were no stock options exercised during the three months ended August 31, 2012 and 2011, and there were no intrinsic values of outstanding options at August 31, 2012 and May 31, 2012. The total intrinsic value of stock options exercised during the three months ended August 31, 2012 and 2011 was $Nil.

The following table summarizes the continuity of the Company’s stock options:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
	#	$	(years)	$

Outstanding, May 31, 2011	36,493,333	0.21	8.93	8,824,000
Granted	6,250,000	0.40	7.61	-
Forfeited	(14,443,333)	0.23	6.60	-

Outstanding, May 31, 2012	28,300,000	0.24	8.53	-
Granted	1,000,000	0.08	9.85	-
Forfeited	(600,000)	0.20	8.25	-

Outstanding, August 31, 2012	28,700,000	0.23	8.33	-

Exercisable, August 31, 2012	23,135,000	0.23	8.31	-

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of August 31, 2012
(Expressed in U.S. dollars)
(Unaudited)

10.	Stock Options (continued)

As at August 31, 2012, there was $190,956 of total unrecognized compensation cost related to non-vested stock option agreements. That cost is expected to be recognized over a weighted average period of 0.47 year.

The stock options outstanding are exercisable for cash or on a cashless exercise basis using a prorated formula whereby the number of shares issuable is equal to (a) the average closing price for the five days prior to exercise date (“ACP”) in excess of the exercise price, divided by (b) the exercise price multiplied by (c) the number of options exercised. During the three months ended August 31, 2012 and 2011, no cashless stock options were exercised.

A summary of the status of the Company’s non-vested stock options as of August 31, 2012, and changes during the three months ended August 31, 2012 and the year ended May 31, 2012 are presented below:

			Weighted
	Non-vested stock options		Average
		Number of	Grant Date
		Options	Fair Value
		#	$
	Non-vested at May 31, 2011	20,100,000	0.36
	Granted	5,500,000	0.45
	Forfeited	(5,920,000)	0.33
	Vested	(12,990,000)	0.24

	Non-vested at May 31, 2012	6,690,000	0.23
	Granted	1,000,000	0.08
	Vested	(2,125,000)	0.08

	Non-vested at August 31, 2012	5,565,000	0.28

11.	Common Stock Purchase Warrants

During the three months ended August 31, 2012, there were no stock purchase warrants granted and 300,000 stock purchase warrants expired.

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

		Weighted
		Average	Weighted Average
	Number of	Exercise	Remaining
	Warrants	Price	Contractual Life
	#	$	(years)
Balance, May 31, 2011	53,416,417	0.33	1.68
Issued	300,000	0.30	0.10

Balance, May 31, 2012	53,716,417	0.33	0.67
Expired	(300,000)	0.30	–

Balance, August 31, 2012	53,416,417	0.33	0.42

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of August 31, 2012
(Expressed in U.S. dollars)
(Unaudited)

11.	Common Stock Purchase Warrants (continued)

As at August 31, 2012, the following common share purchase warrants were outstanding:

		Remaining
Number of	Exercise	Contractual
Warrants	Price	Life (years)
#	$

5,000,000	0.25	0.05
20,000,000	0.075	0.36
11,285,494	0.52	0.03
3,576,768	0.52	0.06
13,554,155	0.52	1.08

53,416,417		0.42

12.	Commitments and Contingency

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

On February 23, 2012, the Company filed a lawsuit against RCR in the Supreme Court of British Columbia, seeking relief for RCR’s breach of its payment obligations under these agreements and seeking an order that RCR remove the U.S. restrictive legend from RCR shares issued to the Company (see Note 3) under the agreements. As of August 31, 2012, RCR is in default with respect to $1.45 million in scheduled payments due to the Company under the agreements.

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of August 31, 2012
(Expressed in U.S. dollars)
(Unaudited)

13.	Fair Value Measurements (continued)

Pursuant to ASC 820, the fair value of our cash and cash equivalents, restricted cash equivalent and restricted marketable securities are determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Management believes that the recorded values of all of the Company’s other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

As at August 31, 2012, there were no liabilities measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of August 31, 2012, as follows:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	August 31,
	(Level 1)	(Level 2)	(Level 3)	2012
Assets:
Cash and cash equivalents	$661,940	$–	$–	$661,940
Restricted cash equivalent	57,764	–	–	57,764
Restricted marketable securities	580,000	–	–	580,000

Total assets measured at fair value	$1,299,704	$–	$–	$1,299,704

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of May 31, 2012, as follows:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	May 31,
	(Level 1)	(Level 2)	(Level 3)	2012
Assets:
Cash and cash equivalents	$886,889	$–	$–	$886,889
Restricted cash equivalent	56,531	–	–	56,531
Restricted marketable securities	1,160,000	–	–	1,160,000

Total assets measured at fair value	$2,103,420	$–	$–	$2,103,420

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of August 31, 2012
(Expressed in U.S. dollars)
(Unaudited)

14.	Stock-based Compensation

The fair values for stock options granted were estimated at the date of grant using the Black-Scholes option pricing model under the following weighted average assumptions:

	Three Months Ended,
	August 31, 2012	August 31, 2011
Expected dividend yield	0%	0%
Risk-free interest rate	2.32%	2.71%
Expected volatility	161%	159%
Expected option life (in years)	10.00	10.00

The weighted average fair value of stock options granted during the three months ended August 31, 2012 was $0.04 per share (2011 -$Nil). During the three months ended August 31, 2012 and 2011, the Company expensed the following stock-based compensation as consulting fees or general and administrative fees.

		Three Months Ended
		August 31, 2012	August 31, 2011

	Fair value for stock options	$265,908	$96,599
	Fair value for stock purchase warrants	-	81,158
	Fair value for common stock shares granted to independent directors	40,000	-
	Total stock based compensation	$305,908	$177,757

15.	Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statements. A summary of non-cash transactions and other cash information for the accumulated from January 5, 2004, the date of inception, to August 31, 2012, and for the three months ended August 31, 2012 and 2011 is as follow:

			Accumulated from
			January 5, 2004
	For the Three Months Ended,		(Date of Inception)
	August 31, 2012	August 31, 2011	to August 31, 2012
Changes in non-cash financing and investing activities:
Amount owing pursuant to mineral license acquisition agreements included in accrued liabilities	$-	$-	$250,000
Common stock issued to settle related party payable	-	-	619,306
Common stock subscribed for mineral licenses acquired	-	-	2,203,000
Common stock issued for independent directors' compensation	40,000	-	40,000
Common stock issued for mineral licenses acquired	-	-	76,446,750
Common stock gifted to the Company to settle liabilities	-	-	100,000
Investment securities	-	-	79,603

Other cash flow information:
Interest paid	$-	$-	$-
Taxes paid	-	-	-

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of August 31, 2012
(Expressed in U.S. dollars)
(Unaudited)

16.	Segment Disclosures

The Company operates in one reportable segment, being the acquisition and exploration of mineral properties. Segmented information has been compiled based on the geographic regions that the Company and its subsidiary registered and performed exploration and administration activities.

Assets by geographical segment as at August 31, 2012 and May 31, 2012 are as follows:

	Canada	Tanzania, Africa	Total
Current assets	$799,138	$723,695	$1,522,833
Restricted cash equivalent	57,764	-	57,764
Restricted marketable securities	580,000	-	580,000
Mineral licenses	-	1,650,000	1,650,000
Equipment, net	13,578	406,803	420,381
Total assets, at August 31, 2012	$1,450,480	$2,780,498	$4,230,978

	Canada	Tanzania, Africa	Total
Current assets	$941,374	$737,738	$1,679,112
Restricted cash equivalent	56,531	-	56,531
Restricted marketable securities	1,160,000	-	1,160,000
Mineral licenses	-	1,650,000	1,650,000
Equipment, net	10,141	453,380	463,521
Total assets, at May 31, 2012	$2,168,046	$2,841,118	$5,009,164

17.	Subsequent Events

Subsequent to the three months ended August 31, 2012, the following events took place:

a) In September 2012, 19,862,262 stock purchase warrants with an exercise price of $0.52 expired.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended August 31, 2012 and 2011 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended August 31, 2012 and 2011 included herewith and our audited consolidated financial statements as at May 31, 2012, May 31, 2011 and for the period from inception (January 5, 2004) to May 31, 2012 included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2012 as filed with the SEC. All financial information in this Management’s Discussion and Analysis (“MD&A” or the “discussion”) is expressed and prepared in conformity with U.S. generally accepted accounting principles. All dollar references are to the U.S. dollar, the Company’s reporting currency, unless otherwise noted. Some numbers in this MD&A have been rounded to the nearest thousand for discussion purposes.

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

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We have interests in mineral claims known as the Handeni District Project and the Mkuvia Alluvial Gold Project (of which the licenses have lapsed), located in the Republic of Tanzania in East Africa, through prospecting licenses issued by the government of the Republic of Tanzania.

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

Our Mineral Claims

Handeni District Prospecting Licenses

Currently, our primary focus is on the Handeni District Project. Effective September 21, 2010, our Board of Directors ratified the entering into and immediate closing of a certain Mineral Property Acquisition Agreement (the “Acquisition Agreement”) dated September 15, 2010 with IPP Gold Limited (“IPP Gold”), pursuant to which we acquired an undivided 100% legal, beneficial and registerable interest in and to four prospecting licences (the “PLs”), totaling approximately 800 square kilometres, located in the Handeni District of Tanzania and which were owned or controlled by IPP Gold and its affiliates.

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

Tanzania is a significant producer of gold, diamonds and a variety of colored gemstones including tanzanite; the trade name for generally heat treated, bluish-purple zoisite. The Merelani Hills, east of Arusha, is the only place o n e a r t h where this gemstone variety of V-rich zoisite is found in commercial quantities. A recently discovered uranium deposit is currently under development, as well, in the southeast area of the country. Tanzania is Africa’s third leading gold producer, after Ghana and South Africa, with several major and junior companies producing and exploring for gold, mostly in northwestern Tanzania, south of Lake Victoria, in an area informally known as the Lake Victoria gold belt.

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

The Company’s Recent Exploration Activities

During the quarter ended August 31, 2012, we:

a)

Collected a total of 5,050 soil samples (including blanks and standards) from targets in PL6743 that are currently being analysed by XRF and prepared for submission to assay laboratories. In collaboration with the Tanzanian Geological Survey a soil sampling program is currently being undertaken on Target 6 on PL6779/2010.

b)

Received the results of the soil sampling program on Target 5 which to date are highly encouraging with gold in soil values of up to 200 ppb encountered. Au (gold) assay results were received for 2,331 samples. The geochemical target coincides with a magnetic and electro-magnetic geophysical anomaly on surface over an area of approximately 1.8 km (N-S) by 900 m (E-W). The anomalous gold zone apparently dips E - SE as part of a large fold structure. High Au values coincide with topographic highs. The evaluation of this target will be continued by pitting, trenching and ground IP.

c)

Are evaluating the “alluvial” gold potential of an area proximal to our Magambazi East target area. The drilling of 3 successful RC holes for water solved the constant water shortage problem and is now providing the washing and separation operations with a sustainable 15,000 liters per hour from two of the holes currently being utilized. This water also secured a water source for future drilling operations on our licenses. Approximately 32% of a pitting, trenching and separation exercise on the area targeted for the evaluation of a potential “alluvial” gold operation is currently completed.

Other exploration related activities currently under way on the companies Handeni licenses include:

a)	Identification of potential alluvial mining areas other than those currently know and being evaluated by utilizing remote sensing activities.

b)	A detailed geophysical interpretation of already collected geophysical data.

c)	A petrological, geochemical and mineralogical investigation of the Kwandege drill core to understand the style of gold mineralization at this locality.

d)

XRF (hand held) analyses of soil samples taken to produce an algorithm to relate Au anomalies to soil geochemistry. The aim is to reduce assay cost as well as to characterize the two main styles of mineralization identified on the HNDI properties.

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

The Company is aware that the four PLs expired during May and June of 2012. The Company is also informed that renewal applications were submitted (50% of each of the four properties) by the owner, Mr. Maita, as renewal licenses, and that applications for the remaining 50% of each of the four licenses were submitted. If there are other applicants for the remaining 50% of each of the four PLs, the Company understands that there will be a tender process for these PLs. At this time the Company is considering its interest in these PLs going forward but no final determination has been made as of yet.

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

As indicated in “PART II – OTHER INFORMATION, Item 1. – Legal Proceedings” below, on February 8, 2012, Ruby Creek filed a lawsuit against the Company in the Supreme Court, State of New York, in which Ruby Creek alleges that the Company participated in a fraudulent transfer of the mineral property interests that Ruby Creek had the right to purchase pursuant to the above-referenced Purchase Agreement and Further Purchase Agreement with the Company. The Company is of the view that such allegations are without merit and intends to vigorously contest the action. On February 23, 2012, the Company filed a lawsuit against Ruby Creek in the Supreme Court of British Columbia, seeking relief for Ruby Creek’s breach of its payment obligations under the above-referenced Purchase Agreement and Further Purchase Agreement and seeking an order that Ruby Creek remove the U.S. restrictive legend from Ruby Creek shares issued to the Company under the agreements. To date, Ruby Creek is in default with respect to $1.45 million in scheduled payments due to the Company under the Purchase Agreement and Further Purchase Agreement.

We have not received any update from Ruby Creek on its exploration activities conducted on the Mkuvia properties during the financial year ended May 31, 2012 to date. The Company is hopeful that it will be able to receive such exploration data in order to assist it in determining whether to make an application for the remaining portion of the PLs through what the Company is informed is a tender process to come.

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

The geographical area covered by a PL may contain one or more previously granted PML. A PML is a mining license granted only to a Tanzanian citizen consisting of an area of not to exceed 10 hectares. Once a PL is granted, no additional PMLs can be granted within the geographical area covered by the PL. The PL is subject to the rights of previously granted and existing PMLs. The holder of a PL will have to work around the geographical area of the PML unless the PL holder acquires the PML and any rights to the land covered by the PML.

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

Employees

Other than our officers and directors, we had approximately 23 full-time equivalent employees and consultants during the period ended August 31, 2012, and 21 of which were located in Tanzania. We retain independent geologists and consultants on a contract basis to conduct the work programs on our mineral properties in order to carry out our plan of operations.

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

Plan of Operations

Our plan of operations for the fiscal year through to May 31, 2013 is to focus on the exploration of our mineral properties in Tanzania, particularly on the Handeni property. We anticipate that we will require approximately $2,500,000 for our plan of the exploration work over this fiscal year, as follows:

EXPLORATION WORK	BUDGET (US$)
Ground Geophysics	250,000
Mapping, trenching, sampling, etc.	250,000
Drilling	950,000
Geologists, field personnel and general exploration	550,000
Sundry & contingencies	500,000
TOTAL	$2,500,000

We also estimate that we will need approximately $1,500,000 for consulting, general and administration, professional and other operating expenses.

During the three months ended August 31, 2012, we spent $231,000 cash in exploration and approximately $400,000 in other operating expenses.

At August 31, 2012, we had cash of $662,000 and working capital of $1.4 million. Our actual expenditures may exceed our estimations. As such, we estimate we will need a minimum of $2 million in additional funds to cover our planned operations through to our fiscal year ending May 31, 2013, either through the sale of capital stock or from borrowing. During the quarter ended August 31, 2012, we have received subscription funds in the amount of $500,000 pursuant to proposed private placements related to the Company’s Tanzanian and East African fund raising. If we are not able to obtain financing in the amounts required or on terms that are acceptable to us, we may be forced to scale back, or abandon, our plan of operations.

We anticipate that we will not generate any revenue during this fiscal year. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our acquisition and exploration program going forward. In the absence of such financing, we will not be able to continue acquisition and exploration of mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund our acquisition and exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of any mineral claims. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

Results of Operations

The following table sets out our loss for the periods indicated:

			Accumulated from
			January 5, 2004
	For the Three Months Ended,		(Date of Inception)
	August 31, 2012	August 31, 2011	to August 31, 2012

Revenue	$-	$-	$-

Expenses
Consulting fees	286,570	471,522	23,761,686
Depreciation	51,838	35,994	291,721
Exploration expenses	231,214	721,476	7,628,071
General and administrative	253,967	44,565	2,645,124
Impairment of mineral property	-	-	77,492,074
Professional	82,365	231,742	2,450,724
Rent	31,289	32,731	378,871
Travel and investor relations	52,457	76,088	1,941,743

Total Expenses	989,700	1,614,118	116,590,014
Loss From Operations	(989,700)	(1,614,118)	(116,590,014)
Other Income (Expenses)
Gain on write-down of accrued liabilities	-	-	458,058
Loss on write-down of amounts receivable	-	-	(81,641)
Interest income	68	-	858
Mineral property option payments received	-	-	3,616,017
Loss on sale of investment securities	-	-	(57,071)
Recovery of mineral property costs for
stock not issuable	-	-	2,253,000
	68	-	6,189,221
Net Loss	(989,632)	(1,614,118)	(110,400,793)
Other Comprehensive Income (Loss)			-
Unrealized (loss) gain on marketable securities	(580,000)	40,000	(2,180,000)

Comprehensive Loss	$(1,569,632)	$(1,574,118)	$(112,580,793)

Three Months Ended August 31, 2012 Compared to Three Months Ended August 31, 2011

We have had no operating revenues since our inception (January 5, 2004) to August 31, 2012. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Our expenses for the three months ended August 31, 2012 decreased by 624,000 to $990,000 from $1,614,000 for the three months ended August 31, 2011, as follows:

  Our consulting, general and administrative fees increased approximately by $24,000 to $540,000 during the three months ended August 31, 2012 (2011 - $516,000), primarily due to an increase in stock-based compensation. Included in consulting, general and administrative fees was $305,908 of the fair value of the stock-based compensation during the three months ended August 31, 2012 (2011 - $177,757). Our cash expenditures in consulting, general and administrative fees decreased approximately by $100,000 during the three months ended August 31, 2012 as compared to the same period in 2011, primarily due to cost management;

  Our depreciation fees increased by $16,000 to $52,000 during the three months ended August 31, 2012 (2011 - $36,000) mainly due to our increased expenditures on camp and equipment;

  Our exploration expenses decreased by $490,000 to $231,000 during the three months ended August 31, 2012 (2011 -$721,000) due to our decreased exploration activities during the period;

  Our professional fees decreased by $150,000 to $82,000 during the three months ended August 31, 2012 (2011 - $232,000) primarily due to decreased legal and accounting service fees as a result of more work performed in-house by management;

  Our travel and investor relations expenses decreased by $24,000 to $52,000 during the three months ended August 31, 2012 (2011 - $76,000) primarily due to less travel expenses.

Liquidity and Capital Resources

The Company has been reviewing its budgets for its current business needs and its further exploration. We estimate that our total expenditures for our fiscal year ending May 31, 2013 will be approximately $4 million, as outlined above under the heading “Plan of Operations”. At August 31, 2012, we had cash of $662,000 and a working capital of $1.4 million. As such, we believe that we have insufficient capital to fund our plan of operations through the end of our fiscal year ending May 31, 2013, and we estimate we will need a minimum of $2 million in additional funds to fund our planned operations through May 31, 2013, either through the sale of capital stock or from borrowing. During the quarter ended August 31, 2012, we have received subscription funds in the amount of $500,000 pursuant to proposed private placements related to the Company’s Tanzanian and East African fund raising. If we are not able to obtain financing in the amounts required or on terms that are acceptable to us, we may be forced to scale back, or abandon, our plan of operations.

We have not generated revenues since the date of inception on January 5, 2004, and our cash has been generated primarily from the sale of our securities. During our fiscal year ending May 31, 2013, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations through the end of our fiscal year ending May 31, 2013. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our acquisition and exploration program going forward. In the absence of such financing, we will not be able to continue acquisition and exploration of mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund our acquisition and exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of any mineral claims. If we do not continue to obtain additional funding, we will be forced to abandon our mineral claims and our plan of operations.

Net Cash Used in Operating Activities

Net cash used in operating activities was $716,000 during the three months ended August 31, 2012, as compared to $272,000 during the same period ended August 31, 2011. The lower cash expenditure during the three months ended August 31, 2011 was mainly due to the Company prepaying exploration and operating expenses prior to May 31, 2011. Net cash used in operating activities from our inception on January 5, 2004 to August 31, 2012 was $18,166,000.

Net Cash Used in Investing Activities

Net cash used in investing activities was $9,000 during the three months ended August 31, 2012 for the purchase of property and equipment, as compared to $105,000 during the same period ended August 31, 2011. In 2011, the Company purchased certain equipment in Tanzania for exploration activities. Net cash used in investing activities from our inception on January 5, 2004 to August 31, 2012 was $885,000.

Net Cash from Financing Activities

During the three months ended August 31, 2012, we received $500,000 net cash from financing activities (receipt of stock subscriptions), as compared to $14,000 during the same period ended August 31, 2011. We have funded our business to date primarily from sales of our common stock. From our inception on January 5, 2004 to August 31, 2012, net cash provided by financing activities was $19,713,000.

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

Related Party Transactions

The details of related party transactions are disclosed in footnote 8 of our company’s interim unaudited consolidated financial statements for the fiscal quarter ended August 31, 2012 (Item 1, above).

Segment Disclosures

The Company operates in one reportable segment, located in Tanzania Africa, being the acquisition and exploration of mineral properties. The details of segment disclosures are disclosed in footnote 16 of our company’s interim unaudited consolidated financial statements for the fiscal quarter ended August 31, 2012 (Item 1, above).

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

Comprehensive Income (Loss)

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2012, the Company’s components of other comprehensive income (loss) and accumulated other comprehensive income (loss) are an unrealized fair value gain (loss) on available for sale marketable securities.

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440 Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any assets retirement obligations as of August 31, 2012 and May 31, 2012.

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

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), Reyno Scheepers, and the Company’s Chief Financial Officer (“CFO”), Melinda Hsu, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this report. Based upon the evaluation, the Company’s CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report (that is, as of August 31, 2012), due to the material weaknesses in our internal control over financial reporting as disclosed in the Company’s annual report for our fiscal year ended May 31, 2012, which have not been resolved as of August 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to the Board of Directors approved compensation package to its independent directors (five of the Company’s directors), the Company granted each independent director on July 4, 2012, as fully paid and non-assessable, 200,000 shares of the Company’s common stock with a fair value of $0.04 per share for a total of 1,000,000 shares as stock-based compensation. Such shares were granted under the Company’s November 2010 Stock Incentive Plan but are not registered under the U.S. Securities Act of 1933, as amended (the “Securities Act”). The Company relied on an exemption from the registration requirements of pursuant to Regulation D and/or Regulation S with respect to the issuance of these shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
3.1 (1)	Articles of Incorporation.

3.2 (12)	Certificate of Amendment to Articles of Incorporation.

3.3 (21)	Articles of Merger as filed with the Nevada Secretary of State.

3.3 (3)	Amended Bylaws, as amended on September 5, 2006.

10.1 (4)	Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.

10.2 (4)	Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.

10.3 (4)	Asset Purchase Agreement with Megadeposit Explorers Ltd.

10.4 (5)	Amendment No. 1 to Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.

10.5 (5)	Amendment No. 1 to Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.

10.6 (5)	Amendment No. 1 to Asset Purchase Agreement with Megadeposit Explorers Ltd.

10.7 (6)	Amendment No. 2 to Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.

10.8 (6)	Amendment No. 2 to Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.

10.9 (6)	Amendment No. 2 to Asset Purchase Agreement with Megadeposit Explorers Ltd.

10.10 (7)	Strategic Alliance Agreement between the Company and Canaco Resources Inc.

10.11 (8)	Option Agreement between the Company and Canaco Resources Inc.

10.12 (9)	Amendment No. 1 to Strategic Alliance Agreement between the Company and Canaco Resources Inc.

10.13 (9)	Kwadijava Option Agreement.

10.14 (9)	Negero Option Agreement.

10.15(10)	Joint Venture Agreement with Mkuvia Maita.

10.16(11)	2007 Stock Incentive Plan.

10.17(14)	2008 Stock Incentive Plan.

10.18(11)	Consulting Agreement with Harpreet Sangha.

10.19(11)	Consulting Agreement with Rovingi.

10.20(13)	Joint Venture Agreement with Mkuvia Maita dated June 5, 2009.

10.21(15)	Agreement with Ruby Creek Resources, Inc. dated November 7, 2009.

10.22(16)	Purchase Agreement with Ruby Creek Resources, Inc., dated for reference May 19, 2010.

10.23(17)	August 2010 Stock Incentive Plan.

10.24(18)	Mineral Property Acquisition Agreement between the Company and IPP Gold Limited, dated September 15, 2010, ratified by the Company’s Board of Directors on September 21, 2010.

10.26(19)	November 2010 Stock Incentive Plan.

10.27(20)	Mineral Property Acquisition Agreement between the Company and Handeni Resources Limited, dated August 5, 2011.

10.28(22)	Executive Consulting Services Agreement between the Company and Amica Resource Inc., dated February 28, 2012.

14.1(2)	Code of Ethics.

21.1	Subsidiaries of the Registrant:
a. Douglas Lake Tanzania Limited (Tanzania); and
b. HG Limited (Tanzania) (formerly: DLM Tanzania Limited (Tanzania)).

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

*	Filed herewith.
(1)	Incorporated by reference to Form SB-2 Registration Statement filed on July 22, 2004.
(2)	Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2005.
(3)	Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2006.
(4)	Incorporated by reference to Current Report on Form 8-K filed on August 4, 2005.
(5)	Incorporated by reference to Current Report on Form 8-K filed on November 21, 2005.
(6)	Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended November 30, 2005.
(7)	Incorporated by reference to Current Report on Form 8-K filed on May 4, 2006.
(8)	Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended August 31, 2006.

(9)	Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended August 31, 2007.
(10)	Incorporated by reference to Current Report on Form 8-K filed on August 6, 2008.
(11)	Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2007.
(12)	Incorporated by reference to Current Report on Form 8-K filed on January 27, 2009
(13)	Incorporated by reference to Current Report on Form 8-K filed on July 16, 2009
(14)	Incorporated by reference to Registration Statement Form S-8 filed on December 30, 2008.
(15)	Incorporated by reference to Current Report on Form 8-K filed on November 13, 2009.
(16)	Incorporated by reference to Current Report on Form 8-K filed on June 21, 2010.
(17)	Incorporated by reference to Annual Report on Form 10-K for the year ended May 31, 2010.
(18)	Incorporated by reference to Current Report on Form 8-K filed on September 27, 2010.
(19)	Incorporated by reference to Annual Report on Form 10-K for the year ended May 31, 2011.
(20)	Incorporated by reference to Current Report on Form 8-K filed on August 10, 2011.
(21)	Incorporated by reference to Current Report on Form 8-K filed on February 15, 2012.
(22)	Incorporated by reference to Current Report on Form 80-K filed on March 2, 2012.

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

Date: October 10, 2012