Form 10-Q
period 2012-11-30
HANDENI GOLD INC.
filed 2013-01-09
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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
308,416,654 shares of common stock as of January 8, 2012.

HANDENI GOLD INC. (FORMERLY DOUGLAS LAKE MINERALS INC.)

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
November 30, 2012

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

PART I – FINANCIAL INFORMATION

Item 1.                     Financial Statements

The following unaudited interim consolidated financial statements of Handeni Gold Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

Handeni Gold Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	November 30, 2012	May 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$297,001	$886,889
Amounts receivable	667,450	602,286
Prepaid expenses and deposits (Note 4)	160,333	189,937

Total Current Assets	1,124,784	1,679,112

Restricted cash equivalent (Note 5)	57,724	56,531
Restricted marketable securities (Note 3)	160,000	1,160,000
Mineral licenses (Note 7 and 8(a))	1,650,000	1,650,000
Property and equipment, net (Note 6)	345,522	463,521

TOTAL ASSETS	$3,338,030	$5,009,164

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$75,023	$134,066
Accounts payable and accrued liabilities - Related Parties (Note 8)	117,045	30,000
Total Current Liabilities	192,068	164,066

Commitments and Contingencies (Notes 1, 7 and 12)

Stockholders' Equity
Common stock (Note 9)
Authorized: 500,000,000 shares, $0.001 par value Issued and outstanding: 308,416,654 shares (May 31, 2012 – 307,416,654 shares)	308,417	307,417
Additional paid-in capital (Note 9)	115,777,824	115,289,842
Subscriptions received (Note 9)	650,000	150,000
Donated capital	109,000	109,000
Accumulated other comprehensive loss	(1,000,000)	(1,600,000)
Deficit accumulated during the exploration stage	(112,699,279)	(109,411,161)
Total Stockholders' Equity	3,145,962	4,845,098

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,338,030	$5,009,164

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(Unaudited)

					January 5, 2004
					(Date of Inception)
	For the Three Months Ended,		For the Six Months Ended,		to November 30,
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011	2012

Revenue	$-	$-	$-	$-	$-

Expenses
Consulting fees	209,680	486,478	496,250	958,000	23,971,366
Depreciation	50,839	33,588	102,677	69,582	342,560
Exploration expenses	175,345	2,579,561	406,559	3,301,037	7,803,416
General and administrative	205,321	261,580	459,288	306,145	2,850,445
Impairment of mineral property	-	-	-	-	77,492,074
Professional	29,626	265,065	111,991	496,807	2,480,350
Rent	14,868	39,668	46,157	72,399	393,739
Travel and investor relations	13,052	114,600	65,509	190,688	1,954,795

Total Expenses	698,731	3,780,540	1,688,431	5,394,658	117,288,745
Loss From Operations	(698,731)	(3,780,540)	(1,688,431)	(5,394,658)	(117,288,745)

Other Income (Expenses)
Gain on write-down of accrued liabilities	-	99,246	-	99,246	458,058
Impairment of marketable securities	(1,600,000)	-	(1,600,000)	-	(1,600,000)
Interest income	245	143	313	143	1,103
Loss on sale of investment securities	-	-	-	-	(57,071)
Loss on write-down of amounts receivable	-	-	-	-	(81,641)
Mineral property option payments received	-	-	-	-	3,616,017
Recovery of mineral property costs for stock not issuable	-	-	-	-	2,253,000
	(1,599,755)	99,389	(1,599,687)	99,389	4,589,466
Net Loss	(2,298,486)	(3,681,151)	(3,288,118)	(5,295,269)	(112,699,279)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on marketable securities	(420,000)	160,000	(1,000,000)	200,000	(1,000,000)

Comprehensive Loss	$(2,718,486)	$(3,521,151)	$(4,288,118)	$(5,095,269)	$(113,699,279)

Net Loss per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	308,416,654	292,581,489	308,121,572	292,498,621

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

			Accumulated from
			January 5, 2004
	For the Six Months Ended,		(Date of Inception) to
	November 30, 2012	November 30, 2011	November 30, 2012
CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN):
Operating Activities:
Net loss	$(3,288,118)	$(5,295,269)	$(112,699,279)
Adjustments for non-cash items in net loss:
Depreciation	102,677	69,582	342,560
Donated services and rent	-	-	9,000
Impairment of marketable securities	1,600,000	-	1,600,000
Impairment of mineral property acquisition costs	-	-	77,492,074
Loss on sale of investment securities	-	-	57,071
Mineral property option payments	-	-	(156,017)
Stock-based compensation	488,982	599,704	20,275,633
Gain on unrealized foreign exchange	(1,193)	-	(1,193)
Gain on write-down of accrued liabilities	-	(99,246)	(458,058)
Loss on write-down of amounts receivable	-	-	81,641
Loss on disposal or write-down of equipment	2,687	6,741	21,740
Recovery of mineral property costs for stock not issuable	-	-	(2,253,000)
Shares received from mineral property option payment	-	-	(2,760,000)
Changes in non-cash operating working capital:
Amount receivable	(65,164)	409,334	(749,091)
Prepaid expenses and deposits	29,604	1,555,993	(160,333)
Accounts payable and accrued liabilities	(59,043)	735,046	(165,877)
Due to related parties	87,045	(1,112)	970,988
Cash Used in Operating Activities	(1,102,523)	(2,019,227)	(18,552,141)

Investing Activities:
Mineral property acquisition costs	-	-	(697,677)
Proceeds from mineral property options	-	-	600,000
Proceeds from disposal of equipment	21,578	-	21,578
Purchase of restricted cash equivalent	-	(27,853)	(56,531)
Purchase of property and equipment	(8,943)	(144,278)	(731,400)
Cash Provided (Used) in Investing Activities	12,635	(172,131)	(864,030)

Financing Activities:
Proceeds from issuance of common stock	-	-	20,384,363
Proceeds from stock subscriptions	500,000	13,814	650,000
Share issuance costs	-	-	(1,321,191)
Cash Provided by Financing Activities	500,000	13,814	19,713,172

(Decrease) / Increase in cash and cash equivalents	(589,888)	(2,177,544)	297,001

Cash and cash equivalents, at beginning of the period	886,889	6,795,474	-

Cash and cash equivalents, at end of the period	$297,001	$4,617,930	$297,001

Supplemental Cash Flow Information (Note 15)

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of November 30, 2012
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at November 30, 2012, the Company has not generated any revenues and has accumulated losses of $112,699,279 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company plans to raise equity and/or debt financing to fund its operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at November 30, 2012, and the results of its operations and cash flows for the interim period ended November 30, 2012. The results of operations for the three and six months ended November 30, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of November 30, 2012
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

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2012, the Company’s components of other comprehensive income (loss) and accumulated other comprehensive income (loss) are an unrealized fair value gain (loss) on available for sale marketable securities.

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of November 30, 2012
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

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440 Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of November 30, 2012 and May 31, 2012.

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of November 30, 2012
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

	q)	Reclassification

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Restricted Marketable Securities

	November 30, 2012				May 31, 2012
		Fair Value	Other-than-		Fair Value
		Based On	temporary	Accumulated	Based On	Accumulated
		Quoted	Impairment	Unrealized	Quoted	Unrealized
	Cost	Market Price	Loss	Gain (Loss)	Market Price	Gain (Loss)
	$	$	$	$	$	$
Ruby Creek Resources Inc., 4,000,000 shares	2,760,000	160,000	(1,600,000)	(1,000,000)	1,160,000	(1,600,000)

The four million restricted shares of common stock of Ruby Creek Resources Inc. (“RCR”) were issued to the Company on December 16, 2010 as partial consideration to purchase the mineral property interests under the agreements between RCR and the Company. The initial fair market value of these shares was $2,760,000 based on RCR’s quoted stock price on the issuance date. Refer to Note 7b for details on the agreements with RCR. As of November 30, 2012, the fair market value of these shares was $160,000 (May 31, 2012: $1,160,000) based on RCR’s quoted stock price and recorded as non-current assets. As of November 30, 2012, the Company determined that $1,600,000 of unrealized losses were other than temporary and were recognized as an other expense in net loss and were removed from accumulated other comprehensive loss.

4.	Prepaid Expenses and Deposits

The components of prepaid expenses and deposits are as follows:

	November 30,	May 31,
	2012	2012
	$	$

Exploration expenses	-	44,500
General and administrative	23,791	9,423
Professional fees	-	2,066
Rent	122,292	128,670
Travel and investor relations	14,250	5,278

	160,333	189,937

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of November 30, 2012
(Expressed in U.S. dollars)
(Unaudited)

5.	Restricted Cash Equivalent

As of November 30, 2012, the Company has pledged a $57,724 of GICs (May 31, 2012: $56,531) as security held on corporate credit cards. The $1,193 difference compared to May 31, 2012 was gain on unrealized Canadian dollar exchange.

6.	Property and Equipment

			November 30,	May 31,
			2012	2012
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$

Automobile vehicles	349,283	201,801	147,482	222,528
Camp and equipment	197,011	56,263	140,748	173,583
Office furniture and equipment	102,824	48,406	54,418	67,283
Software	6,391	3,517	2,874	127

	655,509	309,987	345,522	463,521

7.	Mineral Properties and Licenses

	a)	Handeni Properties, Tanzania, Africa

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of November 30, 2012
(Expressed in U.S. dollars)
(Unaudited)

7.	Mineral Properties and Licenses (continued)

	a)	Handeni Properties, Tanzania, Africa (continued)

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of November 30, 2012
(Expressed in U.S. dollars)
(Unaudited)

7.	Mineral Properties and Licenses (continued)

	b)	Mkuvia Alluvial Gold Project, Tanzania, Africa (continued)

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of November 30, 2012
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

b)

During the six months ended November 30, 2012, the Company paid $57,000 (2011 - $72,000) and incurred $15,000 payables (2011 - $Nil) of administration and professional services fees to a director, the current President and Chief Executive Officer (“CEO”). In addition, the Company paid $23,000 (2011 - $16,000) and incurred $7,000 payables (2011 - $Nil) of geological and investor relations service fees to a private company controlled by a person who is related to CEO.

c)

During the six months ended November 30, 2012, the Company paid $48,000 (2011 - $90,000) of administration and consulting fees and incurred $5,000 payables (2011 - $Nil) of director fees to a former President and CEO who resigned effective on November 22, 2011 and continued to provide consulting services and is presently a director.

d)

During the six months ended November 30, 2012, the Company paid a total of $58,217 (2011 - $30,032) and incurred $12,094 payables (2011 - $Nil) of administration and professional services fees plus HST of $1,451 to a private company controlled by the Company’s current Chief Financial Officer (“CFO”).

e)

During the six months ended November 30, 2012, the Company paid consulting fees of $Nil (2011 - $15,441) to the former CEO who resigned effective on June 21, 2011. During the six months ended November 30, 2012, the Company also paid $Nil (2011 - $19,926) of investor relations service fees to a person related to the former CEO.

	f)	During the six months ended November 30, 2012, the Company paid $Nil (2011 - $39,720) of consulting fees to a former CFO who resigned effective on December 12, 2011.

	g)	During the six months ended November 30, 2011, the Company paid $20,092 of officer fees and $25,782 of continuing consulting fees to a former CFO who resigned effective on September 22, 2011.

h)

During the six months ended November 30, 2012, the Company paid $54,000 (2011 - $Nil) to independent directors for directors and meeting attendance fees, of which $30,000 was paid for independent directors fees incurred during the year ended May 31, 2012. During the six months ended November 30, 2012, the Company also paid $20,000 annual fees to the Vice Chairman of the Board of Directors for the annual services to April 2013. As of November 30, 2012, the Company had $76,500 (May 31, 2012 - $30,000) of unpaid independent directors’ fees recorded in accounts payable and accrued liabilities.

9.	Common Stock and Additional Paid-in Capital

The authorized common stock of the Company consists of 500,000,000 shares, with $0.001 par value. The following is a summary of the Company’s issued and outstanding common stock during the six months ended November 30, 2012 and the fiscal year ended May 31, 2012:

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of November 30, 2012
(Expressed in U.S. dollars)
(Unaudited)

9.	Common Stock and Additional Paid-in Capital (continued)

	Common Stock		Additional Paid-In
	Shares	Par Value	Capital
	#	$	$

Balance as at May 31, 2011	292,416,654	292,417	111,925,974

Shares Issued for Mineral Licenses	15,000,000	15,000	1,635,000
Value Assigned to Options Granted or Vested	-	-	1,728,868
Balance as at May 31, 2012	307,416,654	307,417	115,289,842

Shares Issued for Independent Directors Fees	1,000,000	1,000	39,000
Value Assigned to Options Granted or Vested	-	-	448,982

Balance as at November 30, 2012	308,416,654	308,417	115,777,824

For the Six Months Ended November 30, 2012

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

During the six months ended November 30, 2012, the Company received $500,000 (for the year ended May 31, 2012: $150,000) for subscriptions received in advance of the closing of the Company’s private placements. As of November 30, 2012, these private placements have not yet closed.

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

The Company adopted an Stock Option Plan, dated November 29, 2010 (the “November 2010 Stock Incentive Plan”), under which the Company is authorized to grant stock options to acquire up to a total of 40,000,000 shares of common shares. On July 4, 2012, the Company granted stock options to its independent directors to acquire a total of 1,000,000 common shares at an exercise price of $0.08 per share exercisable for 10 years and during the period ended November 30, 2012, 600,000 vested options were forfeited. At November 30, 2012, the Company had 11,300,000 shares of common stock available to be issued under the November 2010 Stock Incentive Plan.

There were no stock options exercised during the six months ended November 30, 2012 and 2011, and there were no intrinsic values of outstanding options at November 30, 2012 and May 31, 2012. The total intrinsic value of stock options exercised during the six months ended November 30, 2012 and 2011 was $Nil.

The following table summarizes the continuity of the Company’s stock options:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
	#	$	(years)	$

Outstanding, May 31, 2011	36,493,333	0.21	8.93	8,824,000
Granted	6,250,000	0.40	7.61	-
Forfeited	(14,443,333)	0.23	6.60	-

Outstanding, May 31, 2012	28,300,000	0.24	8.53	-
Granted	1,000,000	0.08	9.60	-
Forfeited	(600,000)	0.20	8.00	-

Outstanding, November 30, 2012	28,700,000	0.23	8.08	-

Exercisable, November 30, 2012	28,700,000	0.23	8.08	-

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of November 30, 2012
(Expressed in U.S. dollars)
(Unaudited)

10.	Stock Options (continued)

The stock options outstanding are exercisable for cash or on a cashless exercise basis using a prorated formula whereby the number of shares issuable is equal to (a) the average closing price for the five days prior to exercise date (“ACP”) in excess of the exercise price, divided by (b) the exercise price multiplied by (c) the number of options exercised. During the six months ended November 30, 2012 and 2011, no cashless stock options were exercised.

As at November 30, 2012, all non-vested stock options were vested. A summary of the Company’s non-vested stock options changes during the six months ended November 30, 2012 and the year ended May 31, 2012 are presented below:

		Weighted
Non-vested stock options		Average
	Number of	Grant Date
	Options	Fair Value
	#	$
Non-vested at May 31, 2011	20,100,000	0.36
Granted	5,500,000	0.45
Forfeited	(5,920,000)	0.33
Vested	(12,990,000)	0.24

Non-vested at May 31, 2012	6,690,000	0.23
Granted	1,000,000	0.08
Vested	(7,690,000)	0.02

Non-vested at November 30, 2012	-	-

11.	Common Stock Purchase Warrants

During the six months ended November 30, 2012, there were no stock purchase warrants granted and 20,162,262 stock purchase warrants expired.

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

		Weighted
		Average	Weighted Average
	Number of	Exercise	Remaining
	Warrants	Price	Contractual Life
	#	$	(years)

Balance, May 31, 2011	53,416,417	0.33	1.68
Issued	300,000	0.30	0.10

Balance, May 31, 2012	53,716,417	0.33	0.67
Expired	(20,162,262)	0.45	-

Balance, November 30, 2012	33,554,155	0.25	0.40

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of November 30, 2012
(Expressed in U.S. dollars)
(Unaudited)

11.	Common Stock Purchase Warrants (continued)

As at November 30, 2012, the following common share purchase warrants were outstanding:

		Remaining
Number of	Exercise	Contractual
Warrants	Price	Life (years)
#	$

20,000,000	0.075	0.11
13,554,155	0.52	0.83

33,554,155		0.40

12.	Commitments and Contingency

a)

The Company was committed to the payment of a cash fee of 7% within 48 hours of the receipt of proceeds from the exercise of any warrants attached to the 17,757,777 units sold by Rodman & Renshaw in the March 2011 private placements. During the six months ended November 30, 2012, 5,446,667 stock purchase warrants related to such units expired. The remaining 12,311,110 stock purchase warrants related to such units are exercisable on or before September 29, 2013.

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of November 30, 2012
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

As at November 30, 2012, there were no liabilities measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of November 30, 2012, as follows:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	August 31,
	(Level 1)	(Level 2)	(Level 3)	2012

Assets:
Cash and cash equivalents	$297,001	$–	$–	$297,001
Restricted cash equivalent	57,724	–	–	57,724
Restricted marketable securities	160,000	–	–	160,000

Total assets measured at fair value	$514,725	$–	$–	$514,725

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of May 31, 2012, as follows:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	May 31,
	(Level 1)	(Level 2)	(Level 3)	2012

Assets:
Cash and cash equivalents	$886,889	$–	$–	$886,889
Restricted cash equivalent	56,531	–	–	56,531
Restricted marketable securities	1,160,000	–	–	1,160,000

Total assets measured at fair value	$2,103,420	$–	$–	$2,103,420

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of November 30, 2012
(Expressed in U.S. dollars)
(Unaudited)

14.	Stock-based Compensation

The fair values for stock options granted were estimated at the date of grant using the Black-Scholes option pricing model under the following weighted average assumptions:

	For Stock Options		For Stock Purchase Warrants
	Six Months Ended November 30,		Six Months Ended November 30,
	2012	2011	2012	2011
Expected dividend yield	0%	0%	Nil	0%
Risk-free interest rate	2.32%	2.18%	Nil	0.20%
Expected volatility	164%	158%	Nil	136%
Expected option life (in years)	8.89	5.81	Nil	1.00

The weighted average fair value of stock options granted or vested during the six months ended November 30, 2012 was $0.03 per share (2011 - $0.10). During the six months ended November 30, 2012 and 2011, the Company expensed the following stock-based compensation as consulting fees or general and administrative fees.

	Six Months Ended November 30,
	2012	2011

Fair value for stock options	$448,982	$518,546
Fair value for stock purchase warrants	-	81,158
Fair value for common stock shares granted to independent directors	40,000	-
Total stock based compensation	$488,982	$599,704

15.	Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statements. A summary of non-cash transactions and other cash information for the accumulated from January 5, 2004, the date of inception, to November 30, 2012, and for the six months ended November 30, 2012 and 2011 is as follow:

			Accumulated from
			January 5, 2004 (Date
	For the Six Months Ended,		of Inception) to
	November 30, 2012	November 30, 2011	November 30, 2012
Changes in non-cash financing and investing activities:
Amount owing pursuant to mineral license acquisition agreements included in accrued liabilities	$-	$-	$250,000
Common stock issued to settle related party payable	-	-	619,306
Common stock subscribed for mineral licenses acquired	-	-	2,203,000
Common stock issued for independent directors' compensation	40,000	-	40,000
Common stock issued for mineral licenses acquired	-	1,650,000	76,446,750
Common stock gifted to the Company to settle liabilities	-	-	100,000
Investment securities	-	-	79,603

Other cash flow information:
Interest paid	$-	$-	$-
Taxes paid	-	-	-

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of November 30, 2012
(Expressed in U.S. dollars)
(Unaudited)

16.	Segment Disclosures

The Company operates in one reportable segment, being the acquisition and exploration of mineral properties. Segmented information has been compiled based on the geographic regions that the Company and its subsidiary registered and performed exploration and administration activities.

Assets by geographical segment as at November 30, 2012 and May 31, 2012 are as follows:

	Canada	Tanzania, Africa	Total
Current assets	$520,345	$604,439	$1,124,784
Restricted cash equivalent	57,724	-	57,724
Restricted marketable securities	160,000	-	160,000
Mineral licenses	-	1,650,000	1,650,000
Equipment, net	10,572	334,950	345,522
Total assets, at November 30, 2012	$748,641	$2,589,389	$3,338,030

	Canada	Tanzania, Africa	Total
Current assets	$941,374	$737,738	$1,679,112
Restricted cash equivalent	56,531	-	56,531
Restricted marketable securities	1,160,000	-	1,160,000
Mineral licenses	-	1,650,000	1,650,000
Equipment, net	10,141	453,380	463,521
Total assets, at May 31, 2012	$2,168,046	$2,841,118	$5,009,164

17.	Subsequent Event

On December 7, 2012, the Company entered into a facility agreement with IPP Ltd., a private company controlled by the chairman of Handeni Gold Inc. The facility agreement ensures that the Company will have sufficient funding for its key exploration activities up to June 2013. The funding will be in the form of an interest free unsecured loan to the Company of up to $720,000 by way of monthly drawdowns of a maximum amount of US$100,000 per calendar month from December 2012 up to and including June 2013. The total amount drawn down by the Company is due to be repaid on or before December 31, 2013. As of the date of this report, the Company received a total of $245,683 from IPP Ltd.

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the six months ended November 30, 2012 and 2011 should be read in conjunction with our unaudited interim financial statements and related notes for the six months ended November 30, 2012 and 2011 included herewith and our audited consolidated financial statements as at May 31, 2012, May 31, 2011 and for the period from inception (January 5, 2004) to May 31, 2012 included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2012 as filed with the SEC. All financial information in this Management’s Discussion and Analysis (“MD&A” or the “discussion”) is expressed and prepared in conformity with U.S. generally accepted accounting principles. All dollar references are to the U.S. dollar, the Company’s reporting currency, unless otherwise noted. Some numbers in this MD&A have been rounded to the nearest thousand for discussion purposes.

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

Property Geology. The geology of the Handeni area comprises amphibolite to granulite facies metamorphic rocks interpreted to originally have formed a sequence of ultramafic to felsic volcanic flows, black shales and quartz-bearing sedimentary rocks. High grade metamorphism has converted these original lithologies to a variety of metamorphic equivalents, including biotite-hornblende-garnet-pyroxene gneiss, migmatitic augen garnet- hornblende-pyroxene gneiss, quartzo-feldspathic hornblende-biotite-pyroxene gneiss, pyroxene-hornblende-biotite-garnet granulite and others. The entire assemblage has been folded into a synform with a northwest-southeast axis, complicated by numerous faults, some of which are spatially associated with gold mineralization.

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

During the quarter ended November 30, 2012, the Company:

a)	Completed the soil sampling program on Target 6 in collaboration with the Tanzanian Geological Survey. These samples are currently being prepared for gold analyses.
b)	Completed the field work to evaluate the alluvial potential of the area selected in the vicinity of our Magambazi East target.
c)	Completed the geophysical evaluation of our four (4) prospecting licenses (PL’s).
d)	Completed a detailed structural investigation into structural controls on gold mineralization on our 4 prospecting licenses.

A major focus of the company at this stage is target prioritization and selection of areas on the property to retain. The first draft of recommendations in this regard is to be finalized by the Company’s technical committee. The final draft of the document is expected to be handed in by middle March 2013.

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

Our mineral interests in Tanzania are held under PLs granted pursuant to the Mining Act for an initial period of three years and are renewable in two successive periods of two years only. The annual rental fees following the first renewal will be US$150 per square kilometer per year and following the second renewal the rental fee will be US$200 per square kilometer per year. There is also an initial one-time “preparation fee” of $200 per license. Upon renewal, we pay a fee of $300 per license. Renewals of our PLs can take many months and even years to process by the regulatory authority in Tanzania.

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

Employees

Other than our officers and directors, we had approximately 16 full-time equivalent employees and consultants as of November 30, 2012, and 14 of which were located in Tanzania. We retain independent geologists and consultants on a contract basis to conduct the work programs on our mineral properties in order to carry out our plan of operations.

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

Plan of Operations

Our plan of operations for the fiscal year ending May 31, 2013 is to focus on the exploration of our mineral properties in Tanzania, particularly on the Handeni property. During this fiscal year, we anticipate an expenditure of approximately $2,500,000 for our annual plan of exploration work mainly on ground geophysics, mapping, trenching and sampling ($500,000), drilling ($950,000), sundry and contingencies ($500,000) as well as payment of geologists, field personnel and general exploration (US$550,000).

We also estimate approximately $1,500,000 for our annual consulting, general and administration, professional and other operating expenses during the fiscal year ended May 31, 2013.

During the six months ended November 30, 2012, we spent $407,000 cash in exploration and approximately $696,000 in other operating expenses.

At November 30, 2012, we had cash of $297,000 and working capital of $933,000. Our actual expenditures may exceed our estimations. As such, we estimated as of November 30, 2012 that we will need a minimum of $1.96 million in additional funds to cover our planned operations through to our fiscal year ending May 31, 2013, either through the sale of capital stock or from borrowing.

During the six months ended November 30, 2012, we have received subscription funds in the amount of $500,000 pursuant to proposed private placements related to the Company’s Tanzanian and East African fund raising. On December 7, 2012, the Company entered into a facility agreement with IPP Ltd., a private company controlled by the chairman of Handeni Gold Inc. The facility agreement ensures that the Company will have sufficient funding for its key exploration activities up to June 2013. The funding will be in the form of an interest free unsecured loan to the Company of up to $720,000 by way of monthly drawdowns of a maximum amount of US$100,000 per calendar month from December 2012 up to and including June 2013.

We anticipate that we will not generate any revenue during this fiscal year. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations. We believe that external debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our acquisition and exploration program going forward. In the absence of such financing, we will not be able to continue acquisition and exploration of mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund our acquisition and exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of any mineral claims. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

Results of Operations

We have had no operating revenues since our inception (January 5, 2004) to November 30, 2012. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

The following table sets out our loss for the periods indicated:

					January 5, 2004
					(Date of Inception)
	For the Three Months Ended,		For the Six Months Ended,		to November 30,
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011	2012

Revenue	$-	$-	$-	$-	$-

Expenses
Consulting fees	209,680	486,478	496,250	958,000	23,971,366
Depreciation	50,839	33,588	102,677	69,582	342,560
Exploration expenses	175,345	2,579,561	406,559	3,301,037	7,803,416
General and administrative	205,321	261,580	459,288	306,145	2,850,445
Impairment of mineral property	-	-	-	-	77,492,074
Professional	29,626	265,065	111,991	496,807	2,480,350
Rent	14,868	39,668	46,157	72,399	393,739
Travel and investor relations	13,052	114,600	65,509	190,688	1,954,795

Total Expenses	698,731	3,780,540	1,688,431	5,394,658	117,288,745
Loss From Operations	(698,731)	(3,780,540)	(1,688,431)	(5,394,658)	(117,288,745)

Other Income (Expenses)
Gain on write-down of accrued liabilities	-	99,246	-	99,246	458,058
Impairment of marketable securities	(1,600,000)	-	(1,600,000)	-	(1,600,000)
Interest income	245	143	313	143	1,103
Loss on sale of investment securities	-	-	-	-	(57,071)
Loss on write-down of amounts receivable	-	-	-	-	(81,641)
Mineral property option payments received	-	-	-	-	3,616,017
Recovery of mineral property costs for stock not issuable	-	-	-	-	2,253,000
	(1,599,755)	99,389	(1,599,687)	99,389	4,589,466
Net Loss	(2,298,486)	(3,681,151)	(3,288,118)	(5,295,269)	(112,699,279)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on marketable securities	(420,000)	160,000	(1,000,000)	200,000	(1,000,000)

Comprehensive Loss	$(2,718,486)	$(3,521,151)	$(4,288,118)	$(5,095,269)	$(113,699,279)

Three Months Ended November 30, 2012 Compared to Three Months Ended November 30, 2011

Our expenses for the three months ended November 30, 2012 decreased by $3,082,000 to $699,000 from $3,781,000 for the three months ended November 30, 2011, as follows:

  Our consulting, general and administrative fees decreased approximately by $333,000 to $415,000 during the three months ended November 30, 2012 (2011 - $748,000), primarily due to decreases in stock-based compensation and cash expenditures. Included in consulting, general and administrative fees was $183,074 of the fair value of the stock-based compensation during the three months ended November 30, 2012 (2011 - $421,947). Our cash expenditures in consulting, general and administrative fees decreased approximately by $94,000 during the three months ended November 30, 2012 as compared to the same period in 2011, primarily due to cost management;

  Our depreciation fees increased by $17,000 to $51,000 during the three months ended November 30, 2012 (2011 - $34,000) mainly due to our increased expenditures on camp and equipment;

  Our exploration expenses decreased by $2,404,000 to $175,000 during the three months ended November 30, 2012 (2011 - $2,580,000) due to our decreased exploration activities during the period;

  Our professional fees decreased by $235,000 to $30,000 during the three months ended November 30, 2012 (2011 - $265,000) primarily due to decreased legal and accounting service fees as a result of more work performed in-house by management and significant changes in the management during 2011.

  Our travel and investor relations expenses decreased by $102,000 to $13,000 during the three months ended November 30, 2012 (2011 - $115,000) primarily due to less travel expenses and cost management.

Six Months Ended November 30, 2012 Compared to Six Months Ended November 30, 2011

Our expenses for the six months ended November 30, 2012 decreased by $3,707,000 to $1,688,000 from $5,395,000 for the six months ended November 30, 2011, as follows:

  Our consulting, general and administrative fees decreased approximately by $308,000 to $956,000 during the six months ended November 30, 2012 (2011 - $1,264,000), primarily due to decreases in stock-based compensation and cash expenditures. Included in consulting, general and administrative fees was $488,982 of the fair value of the stock-based compensation during the six months ended November 30, 2012 (2011 - $599,704). Our cash expenditures in consulting, general and administrative fees decreased approximately by $197,000 during the six months ended November 30, 2012 as compared to the same period in 2011, primarily due to cost management;

  Our depreciation fees increased by $33,000 to $103,000 during the six months ended November 30, 2012 (2011 - $70,000) mainly due to our increased expenditures on camp and equipment;

  Our exploration expenses decreased by $2,894,000 to $407,000 during the six months ended November 30, 2012 (2011 - $3,301,000) due to our decreased exploration activities during the period;

  Our professional fees decreased by $385,000 to $112,000 during the six months ended November 30, 2012 (2011 - $497,000) primarily due to decreased legal and accounting service fees as a result of more work performed in-house by management and significant changes in the management during 2011.

  Our travel and investor relations expenses decreased by $125,000 to $66,000 during the six months ended November 30, 2012 (2011 - $191,000) primarily due to less travel expenses and cost management.

Liquidity and Capital Resources

The Company has been reviewing its budgets for its current business needs and its further exploration. We estimate that our total expenditures for our fiscal year ending May 31, 2013 will be approximately $4 million, as outlined above under the heading “Plan of Operations”. During the six months ended November 30, 2012, we spent $407,000 cash in exploration and approximately $696,000 in other operating expenses. At November 30, 2012, we had cash of $297,000 and working capital of $933,000. As such, we estimated as of November 30, 2012 that we need a minimum of $1.96 million in additional funds to fund our planned operations through May 31, 2013. Although we have entered into a $720,000 facility agreement subsequent to November 30, 2012, as described in the following paragraph, we will need a minimum of $1.34 million in additional funds to fund our planned operations through May 31, 2013, either through the sale of capital stock or from borrowing.

During the six months ended November 30, 2012, we have received subscription funds in the amount of $500,000 pursuant to proposed private placements related to the Company’s Tanzanian and East African fund raising. On December 7, 2012, the Company entered into a facility agreement with IPP Ltd., a private company controlled by the chairman of Handeni Gold Inc. The facility agreement ensures that the Company will have sufficient funding for its key exploration activities up to June 2013. The funding will be in the form of an interest free unsecured loan to the Company of up to $720,000 by way of monthly drawdowns of a maximum amount of US$100,000 per calendar month from December 2012 up to and including June 2013. As of the date of this report, the Company received a total of $245,683 from IPP Ltd.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $1,103,000 during the six months ended November 30, 2012, as compared to $2,019,000 during the same period ended November 30, 2011. The lower cash expenditure during the six months ended November 30, 2012 was mainly due to the Company lower exploration and operating expenses during the period. Net cash used in operating activities from our inception on January 5, 2004 to November 30, 2012 was $18,552,000.

Net Cash Used in Investing Activities

Net cash used in the purchase of equipment was $9,000 and cash received from disposal of equipment was $22,000 during the six months ended November 30, 2012. During the six months ended November 30, 2011, net cash used in the purchase of equipment was $144,000 for exploration activities in Tanzania. Net cash used in investing activities from our inception on January 5, 2004 to November 30, 2012 was $864,000.

Net Cash from Financing Activities

During the six months ended November 30, 2012, we received $500,000 net cash from financing activities (receipt of stock subscriptions), as compared to $14,000 during the same period ended November 30, 2011. We have funded our business to date primarily from sales of our common stock. From our inception on January 5, 2004 to November 30, 2012, net cash provided by financing activities was $19,713,000.

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

Related Party Transactions

The details of related party transactions are disclosed in footnote 8 of our company’s interim unaudited consolidated financial statements for the fiscal quarter ended November 30, 2012 (Item 1, above).

Segment Disclosures

The Company operates in one reportable segment, located in Tanzania Africa, being the acquisition and exploration of mineral properties. The details of segment disclosures are disclosed in footnote 16 of our company’s interim unaudited consolidated financial statements for the fiscal quarter ended November 30, 2012 (Item 1, above).

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Contractual Obligations

a)

The Company was committed to the payment of a cash fee of 7% within 48 hours of the receipt of proceeds from the exercise of any warrants attached to the 17,757,777 units sold by Rodman & Renshaw in the March 2011 private placements. During the six months ended November 30, 2012, 5,446,667 stock purchase warrants related to such units expired. The remaining 12,311,110 stock purchase warrants related to such units are exercisable on or before September 29, 2013.

b)

The Company is committed to the payment of a cash fee of 7% of the purchase price and the issuance of warrants equal to 7% of the shares issued with respect to any public or private financing provided by investors whom Rodman & Renshaw introduced, directly or indirectly, in the March 2011 private placements within 24 months of the closing of the March 2011 private placements.

c)

On December 7, 2012, the Company entered into a facility agreement with IPP Ltd., a private company controlled by the chairman of Handeni Gold Inc. The facility agreement ensures that the Company will have sufficient funding for its key exploration activities up to June 2013. The funding will be in the form of an interest free unsecured loan of up to $720,000 to the Company by way of monthly drawdowns of a maximum amount of US$100,000 per calendar month from December 2012 up to and including June 2013. The total amount drawn down by the Company is due to be repaid on or before December 31, 2013.

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

Comprehensive Income (Loss)

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2012, the Company’s components of other comprehensive income (loss) and accumulated other comprehensive income (loss) are an unrealized fair value gain (loss) on available for sale marketable securities.

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440 Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any assets retirement obligations as of November 30, 2012 and May 31, 2012.

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

Item 4.                     Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), Reyno Scheepers, and the Company’s Chief Financial Officer (“CFO”), Melinda Hsu, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this report. Based upon the evaluation, the Company’s CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report (that is, as of November 30, 2012), due to the material weaknesses in our internal control over financial reporting as disclosed in the Company’s annual report for our fiscal year ended May 31, 2012, which have not been resolved as of November 30, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 25, 2012, Craig Alford filed a lawsuit against the Company in the Supreme Court of British Columbia for breach of an alleged employment agreement. Mr. Alford claims the agreement was for a term of three years, commencing on March 1, 2011, with a monthly salary of $12,500. Mr. Alford claims that the Company wrongfully terminated the agreement in October 2011 and is seeking judgment in the amount of $362,500. The Company is of the view that the allegation is without merit and intends to vigorously contest the action.

Item 1A.                 Risk Factors

Not required because we are a smaller reporting company.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Mine Safety Disclosures

Not applicable.

Item 5.                     Other Information

None.

Item 6.                     Exhibits

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Incorporation.

3.2(12)	Certificate of Amendment to Articles of Incorporation.

3.3(21)	Articles of Merger as filed with the Nevada Secretary of State.

3.3(3)	Amended Bylaws, as amended on September 5, 2006.

10.1(4)	Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.

10.2(4)	Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.

10.3(4)	Asset Purchase Agreement with Megadeposit Explorers Ltd.

10.4(5)	Amendment No. 1 to Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.

10.5(5)	Amendment No. 1 to Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.

10.6(5)	Amendment No. 1 to Asset Purchase Agreement with Megadeposit Explorers Ltd.

10.7(6)	Amendment No. 2 to Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.

10.8(6)	Amendment No. 2 to Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.

10.9(6)	Amendment No. 2 to Asset Purchase Agreement with Megadeposit Explorers Ltd.

10.10(7)	Strategic Alliance Agreement between the Company and Canaco Resources Inc.

10.11(8)	Option Agreement between the Company and Canaco Resources Inc.

10.12(9)	Amendment No. 1 to Strategic Alliance Agreement between the Company and Canaco Resources Inc.

10.13(9)	Kwadijava Option Agreement.

10.14(9)	Negero Option Agreement.

10.15(10)	Joint Venture Agreement with Mkuvia Maita.

10.16(11)	2007 Stock Incentive Plan.

10.17(14)	2008 Stock Incentive Plan.

10.18(11)	Consulting Agreement with Harpreet Sangha.

10.19(11)	Consulting Agreement with Rovingi.

10.20(13)	Joint Venture Agreement with Mkuvia Maita dated June 5, 2009.

10.21(15)	Agreement with Ruby Creek Resources, Inc. dated November 7, 2009.

10.22(16)	Purchase Agreement with Ruby Creek Resources, Inc., dated for reference May 19, 2010.

10.23(17)	August 2010 Stock Incentive Plan.

10.24(18)	Mineral Property Acquisition Agreement between the Company and IPP Gold Limited, dated September 15, 2010, ratified by the Company’s Board of Directors on September 21, 2010.

10.26(19)	November 2010 Stock Incentive Plan.

10.27(20)	Mineral Property Acquisition Agreement between the Company and Handeni Resources Limited, dated August 5, 2011.

10.28(22)	Executive Consulting Services Agreement between the Company and Amica Resource Inc., dated February 28, 2012.

10.29*	Unsecured Term Loan Facility Agreement between the Company and IPP Ltd. dated December 7, 2012

14.1(2)	Code of Ethics.

21.1	Subsidiaries of the Registrant:
a. Douglas Lake Tanzania Limited (Tanzania); and
b. HG Limited (Tanzania) (formerly: DLM Tanzania Limited (Tanzania)).

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

*	Filed herewith.
(1)	Incorporated by reference to Form SB-2 Registration Statement filed on July 22, 2004.
(2)	Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2005.
(3)	Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2006.
(4)	Incorporated by reference to Current Report on Form 8-K filed on August 4, 2005.
(5)	Incorporated by reference to Current Report on Form 8-K filed on November 21, 2005.
(6)	Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended November 30, 2005.
(7)	Incorporated by reference to Current Report on Form 8-K filed on May 4, 2006.
(8)	Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended August 31, 2006.
(9)	Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended August 31, 2007.
(10)	Incorporated by reference to Current Report on Form 8-K filed on August 6, 2008.
(11)	Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2007.
(12)	Incorporated by reference to Current Report on Form 8-K filed on January 27, 2009
(13)	Incorporated by reference to Current Report on Form 8-K filed on July 16, 2009
(14)	Incorporated by reference to Registration Statement Form S-8 filed on December 30, 2008.
(15)	Incorporated by reference to Current Report on Form 8-K filed on November 13, 2009.
(16)	Incorporated by reference to Current Report on Form 8-K filed on June 21, 2010.
(17)	Incorporated by reference to Annual Report on Form 10-K for the year ended May 31, 2010.
(18)	Incorporated by reference to Current Report on Form 8-K filed on September 27, 2010.
(19)	Incorporated by reference to Annual Report on Form 10-K for the year ended May 31, 2011.
(20)	Incorporated by reference to Current Report on Form 8-K filed on August 10, 2011.
(21)	Incorporated by reference to Current Report on Form 8-K filed on February 15, 2012.
(22)	Incorporated by reference to Current Report on Form 80-K filed on March 2, 2012.

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

Date: January 8, 2013