Form 10-Q
period 2013-02-28
HANDENI GOLD INC.
filed 2013-04-09
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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
Yes[ x ] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes[ x ] No[ ]

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
Yes[ ] No[ x ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date,
321,416,654 shares of common stock as of April 8, 2013.

HANDENI GOLD INC. (FORMERLY DOUGLAS LAKE MINERALS INC.)

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
February 28, 2013

INDEX

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of gold, availability of funds, government regulations, permitting, common share prices, operating costs, capital costs, outcomes of ore reserve development, recoveries and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended May 31, 2012, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited interim consolidated financial statements of Handeni Gold Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

Handeni Gold Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	February 28, 2013	May 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$428,719	$886,889
Amounts receivable (Note 3)	609,583	602,286
Prepaid expenses and deposits (Note 4)	101,957	189,937

Total Current Assets	1,140,259	1,679,112

Restricted cash equivalent (Note 5)	56,704	56,531
Restricted marketable securities (Note 6)	400,000	1,160,000
Mineral licenses (Note 7 and 9 (a))	1,650,000	1,650,000
Property and equipment, net (Note 8)	298,121	463,521

TOTAL ASSETS	$3,545,084	$5,009,164

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$133,423	$134,066
Accounts payable and accrued liabilities - Related Parties (Note 9)	178,818	30,000
Loan from a related party (Note 9a))	395,683	-
Total Current Liabilities	707,924	164,066

Commitments and Contingencies (Notes 1, 7 and 13)

Stockholders' Equity
Common stock (Note 10)
Authorized: 500,000,000 shares, $0.001 par value Issued and outstanding: 321,416,654 shares (May 31, 2012 – 307,416,654 shares)	321,417	307,417
Additional paid-in capital (Note 10)	116,414,824	115,289,842
Subscriptions received (Note 10)	-	150,000
Donated capital	109,000	109,000
Accumulated other comprehensive loss	(760,000)	(1,600,000)
Deficit accumulated during the exploration stage	(113,248,081)	(109,411,161)
Total Stockholders' Equity	2,837,160	4,845,098

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,545,084	$5,009,164

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(Unaudited)

					Accumulated from
	For the Three Months Ended,		For the Nine Months Ended,		January 5, 2004
					(Date of Inception)
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012	to February 28, 2013

Revenue	$-	$-	$-	$-	$-

Expenses
Consulting fees	53,358	739,874	549,608	1,697,874	24,024,724
Depreciation	47,401	37,094	150,078	106,676	389,961
Exploration expenses	205,976	1,399,433	612,535	4,700,470	8,009,392
General and administrative	162,697	242,855	621,985	549,000	3,013,142
Impairment of mineral property	-	-	-	-	77,492,074
Professional	41,766	189,504	153,757	686,311	2,522,116
Rent	22,986	33,332	69,143	105,731	416,725
Travel and investor relations	29,800	66,126	95,309	256,814	1,984,595

Total Expenses	563,984	2,708,218	2,252,415	8,102,876	117,852,729

Loss From Operations	(563,984)	(2,708,218)	(2,252,415)	(8,102,876)	(117,852,729)

Other Income (Expenses)
Gain on write-down of accrued liabilities	-	272,593	-	371,839	458,058
Impairment of marketable securities	-	-	(1,600,000)	-	(1,600,000)
Interest income	312	148	625	291	1,415
Loss on sale of investment securities	-	-	-	-	(57,071)
Recovery (Loss) on write-down of amounts receivable	14,870	-	14,870	-	(66,771)
Mineral property option payments received	-	-	-	-	3,616,017
Recovery of mineral property costs for stock not issuable	-	2,253,000	-	2,253,000	2,253,000
	15,182	2,525,741	(1,584,505)	2,625,130	4,604,648

Net Loss	(548,802)	(182,477)	(3,836,920)	(5,477,746)	(113,248,081)
Other Comprehensive Income (Loss)					-
Unrealized Income (loss) on marketable securities	240,000	(1,560,000)	(760,000)	(1,360,000)	(760,000)

Comprehensive Loss	$(308,802)	$(1,742,477)	$(4,596,920)	$(6,837,746)	$(114,008,081)

Net Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	313,905,543	307,416,654	310,028,376	297,453,150

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

			Accumulated from
			January 5, 2004
	For the Nine Months Ended,		(Date of Inception)
	February 28, 2013	February 29, 2012	to February 28, 2013

CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN):
Operating Activities:
Net loss	$(3,836,920)	$(5,477,746)	$(113,248,081)
Adjustments for non-cash items in net loss:
Depreciation	150,078	106,676	389,961
Donated services and rent	-	-	9,000
Impairment of marketable securities	1,600,000	-	1,600,000
Impairment of mineral property acquisition costs	-	-	77,492,074
Loss on sale of investment securities	-	-	57,071
Mineral property option payments	-	-	(156,017)
Stock-based compensation	488,982	1,294,987	20,275,633
Gain on unrealized foreign exchange	(173)	-	(173)
Gain on write-down of accrued liabilities	-	(371,839)	(458,058)
(Recovery) / Loss on write-down of amounts receivable	(14,870)	-	66,771
Loss on disposal or write-down of equipment	2,687	15,360	21,740
Recovery of mineral property costs for stock not issuable	-	(2,253,000)	(2,253,000)
Shares received from mineral property option payment	-	-	(2,760,000)
Changes in non-cash operating working capital:
Amount receivable	7,573	278,862	(676,354)
Prepaid expenses and deposits	87,980	1,772,646	(101,957)
Accounts payable and accrued liabilities	(643)	120,309	127,160
Due to related parties	148,818	(1,112)	798,124
Cash Used in Operating Activities	(1,366,488)	(4,514,857)	(18,816,106)
Investing Activities:
Mineral property acquisition costs	-	-	(697,677)
Proceeds from mineral property options	-	-	600,000
Proceeds from disposal of equipment	21,578	-	21,578
Purchase of restricted cash equivalent	-	(28,843)	(56,531)
Purchase of property and equipment	(8,943)	(333,089)	(731,400)
Cash Provided (Used) in Investing Activities	12,635	(361,932)	(864,030)
Financing Activities:
Loan from related party	395,683	-	395,683
Proceeds from issuance of common stock	500,000	-	21,034,363
Proceeds from stock subscriptions	-	113,814	-
Share issuance costs	-	-	(1,321,191)
Cash Provided by Financing Activities	895,683	113,814	20,108,855

(Decrease) / Increase in cash and cash equivalents	(458,170)	(4,762,975)	428,719

Cash and cash equivalents, at beginning of the period	886,889	6,795,474	-

Cash and cash equivalents, at end of the period	$428,719	$2,032,499	$428,719
Supplemental Cash Flow Information (Note 16)

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of February 28, 2013
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at February 28, 2013, the Company has not generated any revenues and has accumulated losses of $113,248,081 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company plans to raise equity and/or debt financing to fund its operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at February 28, 2013, and the results of its operations and cash flows for the interim period ended February 28, 2013. The results of operations for the three and nine months ended February 28, 2013 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of February 28, 2013
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

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at February 28, 2013, the Company’s components of other comprehensive income (loss) and accumulated other comprehensive loss are an unrealized fair value income (loss) on available for sale marketable securities.

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of February 28, 2013
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

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440 Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of February 28, 2013 and May 31, 2012.

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of February 28, 2013
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

	q)	Reclassification

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Amounts Receivable

The components of amounts receivable are as follows:

	February 28,	May 31,
	2013	2012
	$	$

Recoverable value added tax	567,446	496,064
Recoverable harmonized sales tax	41,938	105,438
Interest receivable	199	784

	609,583	602,286

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of February 28, 2013
(Expressed in U.S. dollars)
(Unaudited)

4.	Prepaid Expenses and Deposits

The components of prepaid expenses and deposits are as follows:

	February 28,	May 31,
	2013	2012
	$	$

Exploration expenses	-	44,500
General and administrative	8,050	9,423
Professional fees	-	2,066
Rent	93,907	128,670
Travel and investor relations	-	5,278

	101,957	189,937

5.	Restricted Cash Equivalent

As of February 28, 2013, the Company has pledged a $56,704 of GICs (May 31, 2012: $56,531) as security held on corporate credit cards. The $173 difference compared to May 31, 2012 was gain on unrealized Canadian dollar exchange.

6.	Restricted Marketable Securities

		February 28, 2013			May 31, 2012

		Fair Value	Other-than-		Fair Value
		Based On	temporary	Accumulated	Based On	Accumulated
		Quoted	Impairment	Unrealized	Quoted	Unrealized
	Cost	Market Price	Loss	Loss	Market Price	Loss
	$	$	$	$	$	$
Ruby Creek Resources Inc., 4,000,000 shares	2,760,000	400,000	(1,600,000)	(760,000)	1,160,000	(1,600,000)

The four million restricted shares of common stock of Ruby Creek Resources Inc. (“RCR”) were issued to the Company on December 16, 2010 as partial consideration to purchase the mineral property interests under the agreements between RCR and the Company. The initial fair market value of these shares was $2,760,000 based on RCR’s quoted stock price on the issuance date. Refer to Note 7b) for details on the agreements with RCR. As of February 28, 2013, the fair market value of these shares was $400,000 (May 31, 2012: $1,160,000) based on RCR’s quoted stock price and recorded as non-current assets. During the nine months ended February 28, 2013, the Company determined that $1,600,000 of unrealized losses were other than temporary and were recognized as an other expense in net loss and were removed from accumulated other comprehensive loss.

7.	Mineral Properties and Licenses

	a)	Handeni Properties, Tanzania, Africa

On September 21, 2010, the Company completed a Mineral Property Acquisition Agreement with IPP Gold Limited (“IPP Gold”), and the Company acquired four prospecting licenses totalling approximately 800 square kilometres, located in the Handeni District of Tanzania (the “Handeni Properties”). IPP Gold retained a 2.5% net smelter royalty (“NSR”) on the Handeni Properties and the Company has the option to reduce the NSR to 1.25% by paying $5,000,000. If the NSR is reduced to 1.25% the maximum NSR for any year is capped at $1,000,000. In any year the NSR payment is less than $1,000,000 the difference between the actual NSR payment and $1,000,000 will be carried forward to subsequent years. In addition if the London spot price for gold is equal to or greater than $1,500 then the NSR will increase from 2.5% to 3%. The Company issued 133,333,333 restricted shares of common stock to IPP Gold to acquire the Handeni Properties and no further payments to IPP Gold in shares or cash are required.

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of February 28, 2013
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

	b)	Mkuvia Alluvial Gold Project, Tanzania, Africa

This Mkuvia Alluvial Project consists of four PLs (the background to the Company’s interest in these PLs is set out in detail below). The Company is aware that the four PLs expired during May and June of 2012. At this time the Company is considering its interest in these PLs going forward but no final determination has been made as of yet.

By way of background, on June 27, 2008, the Company entered into a Joint Venture Agreement that grants the Company the right to explore for minerals on properties in Liwale and Nachigwea Districts of Tanzania known as the Mkuvia Alluvial Gold Project, in consideration for the payment of $1,000,000 (paid) upon signing the agreement and $540,000 over five years beginning July 15, 2008. The $540,000 is payable in stages on a quarterly basis of which $80,000 must be paid in the first year, and $460,000 over the next five years. The holder of the property licenses retains a net smelter royalty return of 3%.

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of February 28, 2013
(Expressed in U.S. dollars)
(Unaudited)

7.	Mineral Properties and Licenses (continued)

	b)	Mkuvia Alluvial Gold Project, Tanzania, Africa (continued)

Thus, the combined payments under the November 7, 2009 and the May 24, 2010 agreements provided for a total commitment of $9,000,000 payable to the Company by RCR to purchase a 70% interest in the entire 380 square kilometre Mkuvia Alluvial Gold Project. The ownership structure of the interest in the Mkuvia Alluvial Gold Project shall be a 70% interest RCR, a 25% interest for the Company, and a 5% interest for Mr. Mkuvia Maita, the original owner of the underlying prospecting licenses. In addition, Mr. Maita retains a 3% net smelter royalty.

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

The Company is aware that the four PLs expired during May and June of 2012. The Company was also informed that renewal applications were submitted (50% of each of the four properties) by the owner, Mr. Maita, as renewal licenses, and that applications for the remaining 50% of each of the four licenses were submitted. If there are other applicants for the remaining 50% of each of the four PLs, the Company understands that there will be a tender process for these PLs. At this time the Company is considering its interest in these PLs going forward but no final determination has been made as of yet.

RCR filed a lawsuit against the Company in the Supreme Court, State of New York, on February 8, 2012, alleging the Company’s involvement in a fraudulent transfer and breach of agreements. The Company is of the view that such allegations are without merit and intends to vigorously contest the action. On February 23, 2012, the Company filed a lawsuit against RCR in the Supreme Court of British Columbia (the “British Columbia Action”), seeking relief for RCR’s breach of its payment obligations under these agreements and seeking an order that RCR remove the U.S. restrictive legend from RCR shares issued to the Company under the agreements (see Note 13d).

In addition to the British Columbia Action, on May 21, 2012 in answering RCR’s claim in New York, the Company counter claimed against RCR on the basis of the alleged breaches set out in the British Columbia Action (the “New York Counter Claim”). On November 19, 2012, the British Columbia Action was dismissed on the grounds that the Court in British Columbia did not have jurisdiction and further that the dismissal was without prejudice to either of the Company’s and RCR’s respective actions in New York against one another. This Order was granted by consent of both the Company and RCR.

c)

On April 27, 2006, the Company entered into a Strategic Alliance Agreement with Canaco Resources Inc. (“Canaco”), a Canadian public company. In connection with this agreement, the Company was required to issue 200,000 restricted shares of common stock with a fair value of $88,000. During fiscal 2012, it was determined that the Company no longer has any obligations under this agreement, including the obligation to issue such 200,000 shares, and therefore $88,000 was recorded as a recovery of mineral property costs for stock no longer issuable.

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

e)

On November 17, 2006, the Company entered into an Asset Purchase Agreement with Hydro Geos to acquire six Prospecting Licenses, which covered an area of approximately 2,388.79 square kilometres in Tanzania. Prospecting Licenses had been transferred to the Company’s name on signing the agreement for a then aggregate and proposed purchase price of $600,000 (the “Cash Payments”) and the proposed issuance of 4,000,000 restricted shares of the Company’s common stock at a fair value of $2,820,000. An initial Cash Payment of $150,000 was made on the signing of the agreement, however, no further Cash Payments were made and no common shares of the Company were issued due to the fact that the underlying Prospecting Licenses were allowed to lapse by Hydro Geos. During fiscal 2012 it was determined that the Company no longer has any obligations under this agreement, including the obligation to pay such $250,000, and therefore the accrued $250,000 liability was written off during the fiscal year ended May 31, 2012.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of February 28, 2013
(Expressed in U.S. dollars)
(Unaudited)

8.	Property and Equipment

	February 28, 2013			May 31, 2012
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
	$	$	$	$
Automobile vehicles	349,283	225,618	123,665	222,528
Camp and equipment	197,011	72,681	124,330	173,583
Office furniture and equipment	102,824	55,188	47,636	67,283
Software	6,391	3,901	2,490	127
	655,509	357,388	298,121	463,521

9.	Related Party Transactions

a)

On December 7, 2012, the Company entered into a facility agreement with IPP Ltd., a private company controlled by the chairman of the Company. The facility agreement ensures that the Company will have sufficient funding for its key exploration activities up to June 2013. The funding is in the form of an interest free unsecured loan to the Company of up to $720,000 by way of monthly drawdowns of a maximum amount of US$100,000 per calendar month up to and including June 2013. The total amount drawn down by the Company is due to be repaid on or before December 31, 2013. As of February 28, 2013, IPP Ltd. had provided a total of $395,683 to the Company pursuant to this facility agreement.

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

b)

During the nine months ended February 28, 2013, the Company paid $81,000 (2012 - $128,000) and incurred $27,000 payables (2012 - $Nil) of administration and professional services fees to a director, the current President and Chief Executive Officer (“CEO”). In addition, the Company paid $32,000 (2012 - $28,000) and incurred $13,000 payables (2012 - $Nil) of geological and investor relations service fees to a private company controlled by a person who is related to CEO.

During the nine months ended February 29, 2012, the Company granted to the CEO 1,500,000 stock options at a price of $0.45 per share exercisable for 10 years.

c)

During the nine months ended February 28, 2013, the Company paid a total of $94,931 and incurred $11,668 payables of administration and professional services fees plus HST of $1,400 to a private company controlled by the Company’s current Chief Financial Officer (“CFO”) who was appointed in March 2012.

d)

During the nine months ended February 28, 2013, the Company paid $48,000 (2012 - $132,000) of administration and consulting fees and incurred $12,500 payables (2012 - $Nil) of director fees to a former President and CEO who resigned effective on November 22, 2011 and continued to provide consulting services and is presently a director. During the nine months ended February 29, 2012, the Company granted to the former CEO 3,000,000 stock options at a price of $0.45 per share exercisable for 10 years.

e)

During the nine months ended February 28, 2013, the Company paid $54,000 (2012 - $Nil) to independent directors for directors and meeting attendance fees, of which $30,000 was paid for independent directors’ fees incurred during the year ended May 31, 2012. During the nine months ended February 28, 2013, the Company also paid $20,000 annual fees to the Vice Chairman of the Board of Directors for the annual services to April 2013. As of February 28, 2013, the Company had $113,250 (May 31, 2012 - $30,000) of unpaid independent directors’ fees recorded in accounts payable and accrued liabilities.

During the nine months ended February 28, 2013, the Company granted to each independent director 200,000 stock options at a price of $0.08 per share exercisable for 10 years for a total of 1,000,000 stock options and 200,000 shares of the Company’s common stock with a fair value of $0.04 per share for a total of 1,000,000 shares as stock-based compensation. Such stock options and shares were granted under the Company’s November 2010 Stock Incentive Plan.

f)

During the nine months ended February 29, 2012, the Company paid consulting fees of $15,441 to the former CEO who resigned effective on June 21, 2011 and $45,110 of investor relations service fees to a person related to the former CEO.

	g)	During the nine months ended February 29, 2012, the Company paid $39,758 of officer fees and $9,726 of continuing consulting fees to a former CFO who resigned effective on December 12, 2011.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of February 28, 2013
(Expressed in U.S. dollars)
(Unaudited)

9.	Related Party Transactions (continued)

	h)	During the nine months ended February 29, 2012, the Company paid $26,738 of officer fees and $31,781 of continuing consulting fees to a former CFO who resigned effective on September 22, 2011.

10.	Common Stock and Additional Paid-in Capital

The authorized common stock of the Company consists of 500,000,000 shares, with $0.001 par value. The following is a summary of the Company’s issued and outstanding common stock during the nine months ended February 28, 2013 and the fiscal year ended May 31, 2012:

	Common Stock		Additional Paid-In
	Shares	Par Value	Capital
	#	$	$

Balance as at May 31, 2011	292,416,654	292,417	111,925,974

Shares Issued for Mineral Licenses	15,000,000	15,000	1,635,000
Value Assigned to Options Granted or Vested	-	-	1,728,868
Balance as at May 31, 2012	307,416,654	307,417	115,289,842
Shares Issued for Independent Directors’ Compensation	1,000,000	1,000	39,000
Shares Issued for cash at $0.05 per share	13,000,000	13,000	637,000
Value Assigned to Options Granted or Vested	-	-	448,982

Balance as at February 28, 2013	321,416,654	321,417	116,414,824

For the Nine Months Ended February 28, 2013

During the nine months ended February 28, 2013, the Company received $500,000 (for the year ended May 31, 2012: $150,000) for subscriptions pursuant to the Company’s private placements. In January 2013, the Company completed these private placements and issued 13,000,000 shares of the Company’s common stock at $0.05 per share.

Pursuant to the Board of Directors approved compensation package to its independent directors, on July 4, 2012, the Company granted each independent director, as fully paid and non-assessable, 200,000 shares of the Company’s common stock with a fair value of $0.04 per share for a total of 1,000,000 shares as stock-based compensation. Such shares were granted under the Company’s November 2010 Stock Incentive Plan.

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

11.	Stock Options

The Company adopted an Stock Option Plan, dated November 29, 2010 (the “November 2010 Stock Incentive Plan”), under which the Company is authorized to grant stock options to acquire up to a total of 40,000,000 shares of common shares. On July 4, 2012, the Company granted stock options to its independent directors to acquire a total of 1,000,000 common shares at an exercise price of $0.08 per share exercisable for 10 years, and during the period ended February 28, 2013, 600,000 vested options were forfeited. At February 28, 2013, the Company had 11,300,000 shares of common stock available to be issued under the November 2010 Stock Incentive Plan.

There were no stock options exercised during the nine months ended February 28, 2013 and February 29, 2012, and there were no intrinsic values of outstanding options at February 28, 2013 and May 31, 2012.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of February 28, 2013
(Expressed in U.S. dollars)
(Unaudited)

11.	Stock Options (continued)

The following table summarizes the continuity of the Company’s stock options:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
	#	$	(years)	$

Outstanding, May 31, 2011	36,493,333	0.21	8.93	8,824,000
Granted	6,250,000	0.40	7.61	-
Forfeited	(14,443,333)	0.23	6.60	-

Outstanding, May 31, 2012	28,300,000	0.24	8.53	-
Granted	1,000,000	0.08	9.35	-
Forfeited	(600,000)	0.20	7.76	-

Outstanding, February 28, 2013	28,700,000	0.23	7.84	-

Exercisable, February 28, 2013	28,700,000	0.23	7.84	-

The stock options outstanding are exercisable for cash or on a cashless exercise basis using a prorated formula whereby the number of shares issuable is equal to (a) the average closing price for the five days prior to exercise date (“ACP”) in excess of the exercise price, divided by (b) the exercise price multiplied by (c) the number of options exercised. During the nine months ended February 28, 2013 and February 29, 2012, no cashless stock options were exercised.

As at February 28, 2013, all non-vested stock options were vested. A summary of the Company’s non-vested stock options changes during the nine months ended February 28, 2013 and the year ended May 31, 2012 are presented below:

		Weighted
Non-vested stock options		Average
	Number of	Grant Date
	Options	Fair Value
	#	$
Non-vested at May 31, 2011	20,100,000	0.36
Granted	5,500,000	0.45
Forfeited	(5,920,000)	0.33
Vested	(12,990,000)	0.24

Non-vested at May 31, 2012	6,690,000	0.23
Granted	1,000,000	0.08
Vested	(7,690,000)	0.02

Non-vested at February 28, 2013	-	-

12.	Common Stock Purchase Warrants

During the nine months ended February 28, 2013, there were no stock purchase warrants granted and 40,162,262 stock purchase warrants expired.

Pursuant to a release and indemnification agreement, the Company granted 300,000 stock purchase warrants on July 7, 2011 to acquire 300,000 common shares at a price of $0.30 per share exercisable for one year period. The fair value of the granted warrants was $81,158 estimated at the date of grant using the Black-Scholes option-pricing model.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of February 28, 2013
(Expressed in U.S. dollars)
(Unaudited)

12.	Common Stock Purchase Warrants (continued)

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted
		Average	Weighted Average
	Number of	Exercise	Remaining
	Warrants	Price	Contractual Life
	#	$	(years)

Balance, May 31, 2011	53,416,417	0.33	1.68
Issued	300,000	0.30	0.10

Balance, May 31, 2012	53,716,417	0.33	0.67
Expired	(40,162,262)	0.26	-

Balance, February 28, 2013	13,554,155	0.52	0.58

As at February 28, 2013, the following common share purchase warrants were outstanding:

Remaining
Number of	Exercise	Contractual
Warrants	Price	Life (years)
#	$

13,554,155	0.52	0.58

13.	Commitments and Contingency

a)

On December 7, 2012, the Company entered into a facility agreement with IPP Ltd., a private company controlled by the chairman of Handeni Gold Inc. The funding will be in the form of an interest free unsecured loan of up to $720,000 to the Company by way of monthly drawdowns of a maximum amount of US$100,000 per calendar month up to and including June 2013. The total amount drawn down by the Company is due to be repaid on or before December 31, 2013. As of February 28, 2013, $395,683 has been loaned to the Company by IPP Ltd. pursuant to this facility agreement.

b)

The Company was committed to the payment of a cash fee of 7% within 48 hours of the receipt of proceeds from the exercise of any warrants attached to the 17,757,777 units sold by Rodman & Renshaw in the March 2011 private placements. During the nine months ended February 28, 2013, 5,446,667 stock purchase warrants related to such units expired. The remaining 12,311,110 stock purchase warrants related to such units are exercisable on or before September 29, 2013.

c)

The Company is committed to the payment of a cash fee of 7% of the purchase price and the issuance of warrants equal to 7% of the shares issued with respect to any public or private financing provided by investors whom Rodman & Renshaw introduced, directly or indirectly, in the March 2011 private placements within 24 months of the closing of the March 2011 private placements.

d)

On February 8, 2012, RCR filed a lawsuit against the Company in the Supreme Court, State of New York, in which RCR alleges that the Company participated in a fraudulent transfer of certain mineral property interests in Tanzania that RCR had the right to purchase pursuant to a series of agreements with the Company (see Note 7b).

On February 23, 2012, the Company filed a lawsuit against RCR in the Supreme Court of British Columbia (the “British Columbia Action”), seeking relief for RCR’s breach of its payment obligations under these agreements and seeking an order that RCR remove the U.S. restrictive legend from RCR shares issued to the Company (see Note 6) under the agreements. As of February 28, 2013, RCR is in default with respect to $1.45 million in scheduled payments due to the Company under the agreements.

In addition to the British Columbia Action, on May 21, 2012 in answering RCR’s claim in New York, the Company counter claimed against RCR on the basis of the alleged breaches set out in the British Columbia Action (the “New York Counter Claim”). On November 19, 2012, the British Columbia Action was dismissed on the grounds that the Court in British Columbia did not have jurisdiction and further that the dismissal was without prejudice to either of the Company’s and RCR’s respective actions in New York against one another. This Order was granted by consent of both the Company and RCR.

The Company is of the view that RCR’s allegations are without merit and intends to continue to vigorously defend against the RCR lawsuit and to pursue its claims against RCR in New York. No future legal costs that may be incurred have been accrued as an expense and no loss or gain from the lawsuit and claim can be reasonably estimated or recorded at this time.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of February 28, 2013
(Expressed in U.S. dollars)
(Unaudited)

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

As at February 28, 2013, there were no liabilities measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet. Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of February 28, 2013, as follows:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	February 28,
	(Level 1)	(Level 2)	(Level 3)	2013
Assets:
Cash and cash equivalents	$428,719	$–	$–	$428,719
Restricted cash equivalent	56,704	–	–	56,704
Restricted marketable securities	400,000	–	–	400,000

Total assets measured at fair value	$885,423	$–	$–	$885,423

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of May 31, 2012, as follows:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	May 31,
	(Level 1)	(Level 2)	(Level 3)	2012
Assets:
Cash and cash equivalents	$886,889	$–	$–	$886,889
Restricted cash equivalent	56,531	–	–	56,531
Restricted marketable securities	1,160,000	–	–	1,160,000

Total assets measured at fair value	$2,103,420	$–	$–	$2,103,420

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of February 28, 2013
(Expressed in U.S. dollars)
(Unaudited)

15.	Stock-based Compensation

The fair values for stock options granted were estimated at the date of grant using the Black-Scholes option pricing model under the following weighted average assumptions:

	For Stock Options		For Stock Purchase Warrants
	Nine Months Ended,		Nine Months Ended,
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Expected dividend yield	0%	0%	Nil	0%
Risk-free interest rate	2.32%	1.94%	Nil	0.20%
Expected volatility	164%	162%	Nil	136%
Expected option life (in years)	8.89	8.22	Nil	1.00

The weighted average fair value of stock options granted or vested during the nine months ended February 28, 2013 was $0.03 per share (2012 - $0.10) . During the nine months ended February 28, 2013 and February 29, 2012, the Company expensed the following stock-based compensation as consulting fees or general and administrative fees.

	Nine Months Ended,
	February 28, 2013	February 29, 2012

Fair value for stock options	$448,982	$1,213,829
Fair value for stock purchase warrants	-	81,158
Fair value for common stock shares granted to independent directors	40,000	-
Total stock based compensation	$488,982	$1,294,987

16.	Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statements. A summary of non-cash transactions and other cash information for the accumulated from January 5, 2004, the date of inception, to February 28, 2013, and for the nine months ended February 28, 2013 and February 29, 2012 is as follow:

			Accumulated from
			January 5, 2004
	For the Nine Months Ended,		(Date of Inception) to
	February 28, 2013	February 29, 2012	February 28, 2013
Changes in non-cash financing and investing activities:
Amount owing pursuant to mineral license acquisition agreements included in accrued liabilities	$-	$-	$250,000
Common stock issued to settle related party payable	-	-	619,306
Common stock subscribed for mineral licenses acquired	-	-	2,203,000
Common stock issued for independent directors' compensation	40,000	-	40,000
Common stock issued for mineral licenses acquired	-	1,650,000	76,446,750
Common stock gifted to the Company to settle liabilities	-	-	100,000
Investment securities	-	-	79,603

Other cash flow information:
Interest paid	$-	$-	$-
Taxes paid	-	-	-

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of February 28, 2013
(Expressed in U.S. dollars)
(Unaudited)

17.	Segment Disclosures

The Company operates in one reportable segment, being the acquisition and exploration of mineral properties. Segmented information has been compiled based on the geographic regions that the Company and its subsidiary registered and performed exploration and administration activities.

Assets by geographical segment as at February 28, 2013 and May 31, 2012 are as follows:

	Canada	Tanzania, Africa	Total
Current assets	$198,355	$941,904	$1,140,259
Restricted cash equivalent	56,704	-	56,704
Restricted marketable securities	400,000	-	400,000
Mineral licenses	-	1,650,000	1,650,000
Equipment, net	9,145	288,976	298,121
Total assets, at February 28, 2013	$664,204	$2,880,880	$3,545,084

	Canada	Tanzania, Africa	Total
Current assets	$941,374	$737,738	$1,679,112
Restricted cash equivalent	56,531	-	56,531
Restricted marketable securities	1,160,000	-	1,160,000
Mineral licenses	-	1,650,000	1,650,000
Equipment, net	10,141	453,380	463,521
Total assets, at May 31, 2012	$2,168,046	$2,841,118	$5,009,164

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine months ended February 28, 2013 and February 29, 2012 should be read in conjunction with our unaudited interim financial statements and related notes for the three and nine months ended February 28, 2013 and February 29, 2012 included herewith and our audited consolidated financial statements as at May 31, 2012, May 31, 2011 and for the period from inception (January 5, 2004) to May 31, 2012 included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2012 as filed with the SEC. All financial information in this Management’s Discussion and Analysis (“MD&A” or the “discussion”) is expressed and prepared in conformity with U.S. generally accepted accounting principles. All dollar references are to the U.S. dollar, the Company’s reporting currency, unless otherwise noted. Some numbers in this MD&A have been rounded to the nearest thousand for discussion purposes.

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

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We have interests in mineral claims known as the Handeni District Project and the Mkuvia Alluvial Gold Project (of which the licenses have lapsed), located in the Republic of Tanzania in East Africa, through prospecting licenses (“PLs”) and primary mining licenses (“PMLs”) issued by the government of the Republic of Tanzania.

None of our mineral claims contain any substantiated mineral deposits, resources or reserves of minerals to date. Exploration has been carried out on these claims, in particular the 4 PLs of 800 km2 in the Handeni District. Accordingly, additional exploration of these mineral claims is required before any conclusion can be drawn as to whether any commercially viable mineral deposit may exist on any of our mineral claims. Our plan of operations is to continue exploration and drilling work in order to ascertain whether our mineral claims warrant further advanced exploration to determine whether they possess commercially exploitable deposits of minerals. We will not be able to determine whether or not any of our mineral claims contain a commercially exploitable mineral deposit, resource or reserve, until appropriate exploratory work has been completed and an economic evaluation based on that work concludes economic viability.

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

Our Mineral Claims

Handeni District Prospecting Licenses

Currently, our primary focus is on the Handeni District Project. Effective September 21, 2010, our Board of Directors ratified the entering into and immediate closing of a certain Mineral Property Acquisition Agreement (the “Acquisition Agreement”) dated September 15, 2010 with IPP Gold Limited (“IPP Gold”), pursuant to which we acquired an undivided 100% legal, beneficial and registerable interest in and to four prospecting licences, totaling approximately 800 square kilometres, located in the Handeni District of Tanzania and which were owned or controlled by IPP Gold and its affiliates.

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

To comply with the laws and regulations of the Republic of Tanzania whereby foreign companies may not own primary mining licenses, on July 19, 2012, the Company:

(1)

entered into an Addendum agreement to the 2011 Acquisition Agreement whereby Handeni Resources will administer the 32 PMLs until such time as a mining license (“ML”) on the 32 PMLs (2.67 km2) have been allocated; and

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

Exploration conducted 2011/2012.

During our fiscal year ended May 31, 2012, we achieved the following:

a)

A helicopter based TEM electromagnetic and radiometric aerial survey program was completed by FUGRO over the entire Company licence area (800 km2) at 200 meter spaced flight lines in a north-south direction. Electromagnetic (TEM) as well as radiometric data for K (Potassium), U (Uranium), and Th (Thorium), as well as total count was collected simultaneously for the 4740 line kilometres flown. Selected areas were flown at a line spacing of 100 meters.

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

During the quarter ended February 28, 2013, the Company:

a)

Completed the evaluation of the alluvial, eluvial and colluvial mineralization of a target to the east of Magambazi hill. The fluvial regime showed the highest potential but the average grade is not high enough to warrant a full scale alluvial operation on this target. The Company will continue its alluvial exploration program and the next target on the list is the alluvial potential of targets surrounding the Kwandege and Mjembe deposits.

b)

Completed a structural model on the 800km2 license area and used this to modify the model and style of mineralization envisaged for the Handeni district. The company is currently applying ths model to better understand our current targets and to assist the generation of drill positions for each target. Ground geophysics will be utilized to support the structural model.

c)	Completed a ground geophysics investigation on the Mjembe target to the southeast of Magambazi. A soil sampling program on this target is currently 75% completed.

Mkuvia Alluvial Gold Project

Our other property of interest has been the Mkuvia Alluvial Gold Project. This Project consists of four PLs (the background to the Company’s interest in these PLs is set out in detail below). The Company is aware that the four PLs expired during May and June of 2012. At this time the Company is considering its interest in these PLs going forward but no final determination has been made as of yet.

By way of background, on June 27, 2008 but effective on August 4, 2008 when ratified by our Board of Directors, the Company entered into a Joint Venture Agreement with Mkuvia Maita (“Mr. Maita”), the registered holder of certain PLs over certain areas covering approximately 430 square kilometers located in the Liwale and Nachigwea Districts of Tanzania. Pursuant to this agreement the Company had the right to enter, sample, drill and otherwise explore for minerals on the property underlying the prospecting licenses as granted by the Government of Tanzania under the Mining Act, subject to a perpetual net smelter royalty return of 3% payable to Mr. Maita.

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

As indicated in “PART II – OTHER INFORMATION, Item 1. – Legal Proceedings” below, on February 8, 2012, Ruby Creek filed a lawsuit against the Company in the Supreme Court, State of New York, in which Ruby Creek alleges that the Company participated in a fraudulent transfer of the mineral property interests that Ruby Creek had the right to purchase pursuant to the above-referenced Purchase Agreement and Further Purchase Agreement with the Company. The Company is of the view that such allegations are without merit and intends to vigorously contest the action. On February 23, 2012, the Company filed a lawsuit against Ruby Creek in the Supreme Court of British Columbia (the “British Columbia Action”), seeking relief for Ruby Creek’s breach of its payment obligations under the above-referenced Purchase Agreement and Further Purchase Agreement and seeking an order that Ruby Creek remove the U.S. restrictive legend from Ruby Creek shares issued to the Company under the agreements. To date, Ruby Creek is in default with respect to $1.45 million in scheduled payments due to the Company under the Purchase Agreement and Further Purchase Agreement.

In addition to the British Columbia Action, on May 21, 2012 in answering Ruby Creek’s claim in New York, the Company counter claimed against Ruby Creek on the basis of the alleged breaches set out in the British Columbia Action (the “New York Counter Claim”). On November 19, 2012, the British Columbia Action was dismissed on the grounds that the Court in British Columbia did not have jurisdiction and further that the dismissal was without prejudice to either of the Company’s and Ruby Creek’s respective actions in New York against one another. This Order was granted by consent of both the Company and Ruby Creek.

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

The geographical area covered by a PL may contain one or more previously granted PML. A PML is a mining license granted only to a Tanzanian citizen consisting of an area not to exceed 10 hectares. Once a PL is granted, no additional PMLs can be granted within the geographical area covered by the PL. The PL is subject to the rights of previously granted and existing PMLs. The holder of a PL will have to work around the geographical area of the PML unless the PL holder acquires the PML and any rights to the land covered by the PML.

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

Employees

Other than our directors and executive officers, we had approximately ten full-time equivalent employees and consultants as of February 28, 2013, seven of which were located in Tanzania. We retain independent geologists and consultants on a contract basis to conduct the work programs on our mineral properties in order to carry out our plan of operations.

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

Plan of Operations

Our plan of operations for the fiscal year ending May 31, 2013 is to focus on the exploration of our mineral properties in Tanzania, particularly on the Handeni property. During this fiscal year, we estimated an expenditure of approximately $2,500,000 for our annual plan of exploration work and $1.5 million for our general and administration expenses. After reviewing our planned budgets, we decided to reduce our general and administration expenditure budget to $250,000 and exploration budget to $100,000 for our fourth fiscal quarter ending May 31, 2013. Our actual expenditures may exceed our estimations.

At February 28, 2013, we had working capital of $432,000, of which $429,000 was cash. During the nine months ended February 28, 2013, we had spent approximately $613,000 in exploration and approximately $753,000 in consulting, general and administration, professional and other operating expenses.

On December 7, 2012, the Company entered into a facility agreement with IPP Ltd., a private company controlled by the chairman of Handeni Gold Inc. The facility agreement ensures that the Company will have sufficient funding for its key exploration activities up to June 2013. The funding will be in the form of an interest free unsecured loan to the Company of up to $720,000 by way of monthly drawdowns of a maximum amount of US$100,000 per calendar month up to and including June 2013. As of the date of this report, we received a total of $395,683 from IPP Ltd. pursuant to this facility agreement.

We will continue our planned $2.5 million exploration and drilling program through the end of our next fiscal year ending May 31, 2014. As such, we estimated that we will need approximately $1.8 million in order to pursue our exploration and drilling program through the end of our next fiscal year ending May 31, 2014. We anticipate that we will not generate any revenue during this fiscal year. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations. We believe that external debt financing will not be an alternative for funding additional phases of our exploration as we do not have significant tangible assets to secure any debt financing.

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

Results of Operations

We have had no operating revenues since our inception (January 5, 2004) to February 28, 2013. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

The following table sets out our loss for the periods indicated:

					Accumulated from
	For the Three Months Ended,		For the Nine Months Ended,		January 5, 2004
					(Date of Inception)
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012	to February 28, 2013

Revenue	$-	$-	$-	$-	$-

Expenses
Consulting fees	53,358	739,874	549,608	1,697,874	24,024,724
Depreciation	47,401	37,094	150,078	106,676	389,961
Exploration expenses	205,976	1,399,433	612,535	4,700,470	8,009,392
General and administrative	162,697	242,855	621,985	549,000	3,013,142
Impairment of mineral property	-	-	-	-	77,492,074
Professional	41,766	189,504	153,757	686,311	2,522,116
Rent	22,986	33,332	69,143	105,731	416,725
Travel and investor relations	29,800	66,126	95,309	256,814	1,984,595

Total Expenses	563,984	2,708,218	2,252,415	8,102,876	117,852,729
				(8,102,876)
Loss From Operations	(563,984)	(2,708,218)	(2,252,415)		(117,852,729)

Other Income (Expenses)
Gain on write-down of accrued liabilities	-	272,593	-	371,839	458,058
Impairment of marketable securities	-	-	(1,600,000)	-	(1,600,000)
Interest income	312	148	625	291	1,415
Loss on sale of investment securities	-	-	-	-	(57,071)
Recovery (Loss) on write-down of amounts receivable	14,870	-	14,870	-	(66,771)
Mineral property option payments received	-	-	-	-	3,616,017
Recovery of mineral property costs for stock not issuable	-	2,253,000	-	2,253,000	2,253,000
	15,182	2,525,741	(1,584,505)	2,625,130	4,604,648

Net Loss	$(548,802)	$(182,477)	$(3,836,920)	$(5,477,746)	$(113,248,081)

Three Months Ended February 28, 2013 Compared to Three Months Ended February 29, 2012

Our expenses for the three months ended February 28, 2013 decreased by $2,144,000 to $564,000 from $2,708,000 for the three months ended February 29, 2012, as follows:

  Our consulting, general and administrative fees decreased approximately by $767,000 to $216,000 during the three months ended February 28, 2013 (2012 - $983,000), primarily due to decreases in stock-based compensation and cash expenditures. During the three months ended February 28, 2013, there was $Nil (2012 - $695,000) of the fair value of the stock-based compensation included in consulting, general and administrative fees. Excluding the stock-based compensation, our other consulting, general and administrative fees decreased approximately by $72,000 to $216,000 during the three months ended February 28, 2013 (2012 - $288,000), primarily due to cost management; At February 28, 2013, approximately $179,000 (2012 - $Nil) of consulting, general and administrative fees remained as payables due to the related parties.

  Our exploration expenses decreased by $1,193,000 to $206,000 during the three months ended February 28, 2013 (2012 - $1,399,000) due to our decreased exploration activities during the period;

  Our professional fees decreased by $148,000 to $42,000 during the three months ended February 28, 2013 (2012 - $190,000) primarily due to decreased legal and accounting service fees as a result of more work performed in-house by management and significant changes in the management during fiscal year 2012.

  Our travel and investor relations expenses decreased by $36,000 to $30,000 during the three months ended February 28, 2013 (2012 - $66,000) primarily due to less travel expenses and cost management.

Nine Months Ended February 28, 2013 Compared to Nine Months Ended February 29, 2012

Our expenses for the nine months ended February 28, 2013 decreased by $5,851,000 to $2,252,000 from $8,103,000 for the nine months ended February 29, 2012, as follows:

  Our consulting, general and administrative fees decreased approximately by $1,075,000 to $1,172,000 during the nine months ended February 28, 2013 (2012 - $2,247,000), primarily due to decreases in stock-based compensation and cash expenditures. Included in consulting, general and administrative fees was $489,000 of the fair value of the stock-based compensation during the nine months ended February 28, 2013 (2012 - $1,295,000). Excluding the stock-based compensation, our other consulting, general and administrative fees decreased approximately by $269,000 to $683,000 during the nine months ended February 28, 2013 (2012 - $952,000), primarily due to cost management;

  Our depreciation fees increased by $43,000 to $150,000 during the nine months ended February 28, 2013 (2012 - $107,000) mainly due to our increased expenditures on camp and equipment;

  Our exploration expenses decreased by $4,088,000 to $613,000 during the nine months ended February 28, 2013 (2012 - $4,700,000) due to our significant drilling program during the fiscal year 2012 and decreased exploration activities during the fiscal year 2013;

  Our professional fees decreased by $532,000 to $154,000 during the nine months ended February 28, 2013 (2012 - $686,000) primarily due to decreased legal and accounting service fees as a result of more work performed in-house by management and significant changes in the management during the fiscal year 2012.

  Our travel and investor relations expenses decreased by $162,000 to $95,000 during the nine months ended February 28, 2013 (2012 - $257,000) primarily due to less travel expenses and cost management.

  Our rent expenses decreased by $37,000 to $69,000 during the nine months ended February 28, 2013 (2012 - $106,000).

Liquidity and Capital Resources

The Company has been reviewing its budgets for its current business needs and its further exploration plan. We estimated a total of approximately $4 million in expenditures for our fiscal year ending May 31, 2013, of which $2.5 million was for our annual plan of exploration work and $1.5 million was for our general and administration expenses. After reviewing our planned budgets, we decided to reduce our general and administration expenditure budget to $250,000 and exploration budget to $100,000 for our fourth fiscal quarter ending May 31, 2013. We will continue our planned exploration and drilling program through the end of our next fiscal year ending May 31, 2014.

During the nine months ended February 28, 2013, we had spent approximately $613,000 in exploration and $753,000 cash in consulting, general and administration, professional and other operating expenses. At February 28, 2013, we had working capital of $432,000, of which $429,000 was cash.

In January 2013, we completed private placements related to the Company’s Tanzanian and East African fund raising for a total of $650,000 subscription proceeds, of which $500,000 was received during the nine months ended February 28, 2013 and $150,000 was received during the fiscal year ended May 31, 2012.

On December 7, 2012, the Company entered into a facility agreement with IPP Ltd., a private company controlled by the chairman of Handeni Gold Inc. The facility agreement ensures that the Company will have sufficient funding for its key exploration activities up to June 2013. The funding will be in the form of an interest free unsecured loan to the Company of up to $720,000 by way of monthly drawdowns of a maximum amount of US$100,000 per calendar month from December 2012 up to and including June 2013. As of the date of this report, the Company received a total of $395,683 from IPP Ltd. pursuant to this facility agreement.

We have not generated revenues since the date of inception on January 5, 2004, and our cash has been generated primarily from the sale of our securities. During our fiscal year ending May 31, 2013, we anticipate that we will not generate any revenue. We believe that external debt financing will not be an alternative for funding additional phases of our exploration as we do not have significant tangible assets to secure any debt financing.

We will continue our planned $2.5 million exploration and drilling program through the end of our next fiscal year ending May 31, 2014. As such, we estimated that we will need approximately $1.8 million in order to pursue our exploration and drilling program through the end of our next fiscal year ending May 31, 2014. We will also need additional funding for general and administration through the end of our next fiscal year ending May 31, 2014. Post May 31, 2013, we anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our acquisition and exploration program going forward. In the absence of such financing, we will not be able to continue acquisition and exploration of mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund our acquisition and exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of any mineral claims. If we do not continue to obtain additional funding, we will be forced to abandon our mineral claims and our plan of operations.

Net Cash Used in Operating Activities

During the nine months ended February 28, 2013, net cash used in operating activities was $1,366,000, of which $264,000 was used during the three months ended February 28, 2013. During the nine months ended February 29, 2012, net cash used in operating activities was $4,515,000, of which $2,496,000 was used during the three months ended February 29, 2012. The lower cash expenditure during the three and nine months ended February 28, 2013 was mainly due to the Company’s lower exploration and operating expenses during the period. Net cash used in operating activities from our inception on January 5, 2004 to February 28, 2013 was $18,816,000.

Net Cash Used in Investing Activities

During the nine months ended February 28, 2013, net cash used in the purchase of equipment was $9,000 and cash received from disposal of equipment was $22,000. Net cash used in the purchase of equipment was $333,000 during the nine months ended February 29, 2012 for exploration activities in Tanzania, of which $189,000 was used during the three months ended February 29, 2012. Net cash used in investing activities from our inception on January 5, 2004 to February 28, 2013 was $864,000.

Net Cash from Financing Activities

During the nine months ended February 28, 2013, we received $896,000 net cash from financing activities ($500,000 receipt of stock subscriptions and $396,000 loan from related party), of which $396,000 was received during the three months ended February 28, 2013. During the nine months ended February 29, 2012, we received $114,000 net cash from stock subscriptions, of which $100,000 was received during the three months ended February 29, 2012. From our inception on January 5, 2004 to February 28, 2013, net cash provided by financing activities was $20,109,000.

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

Related Party Transactions

The details of related party transactions are disclosed in footnote 9 of our company’s interim unaudited consolidated financial statements for the fiscal quarter ended February 28, 2013 (Item 1, above).

Segment Disclosures

The Company operates in one reportable segment, located in Tanzania Africa, being the acquisition and exploration of mineral properties. The details of segment disclosures are disclosed in footnote 17 of our company’s interim unaudited consolidated financial statements for the fiscal quarter ended February 28, 2013 (Item 1, above).

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Contractual Obligations

a)

The Company was committed to the payment of a cash fee of 7% within 48 hours of the receipt of proceeds from the exercise of any warrants attached to the 17,757,777 units sold by Rodman & Renshaw in the March 2011 private placements. During the nine months ended February 28, 2013, 5,446,667 stock purchase warrants related to such units expired. The remaining 12,311,110 stock purchase warrants related to such units are exercisable on or before September 29, 2013.

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

Comprehensive Income (Loss)

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2013, the Company’s components of other comprehensive income (loss) and accumulated other comprehensive income (loss) are an unrealized fair value loss on available for sale marketable securities.

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440 Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any assets retirement obligations as of February 28, 2013 and May 31, 2012.

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

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), Reyno Scheepers, and the Company’s Chief Financial Officer (“CFO”), Melinda Hsu, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this report. Based upon the evaluation, the Company’s CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report (that is, as of February 28, 2013), due to the material weaknesses in our internal control over financial reporting as disclosed in the Company’s annual report for our fiscal year ended May 31, 2012, which have not been completely resolved as of February 28, 2013.

Management believes that the material weaknesses did not have a material impact on the Company’s financial results and information required to be disclosed by the Company in its reports. However, management believes that these material weaknesses resulting in ineffective oversight in the establishment and monitoring of required internal control over financial reporting can impact the Company’s financial statements for future years. As a result material errors could occur.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 23, 2012, the Company filed a lawsuit against RCR in the Supreme Court of British Columbia (the “British Columbia Action”), seeking relief for RCR’s breach of its payment obligations under the above-referenced agreements and seeking an order that RCR remove the U.S. restrictive legend from RCR shares issued to the Company under the agreements. To date, RCR is in default with respect to over $1.3 million in scheduled payments due to the Company under the agreements.

In addition to the British Columbia Action, on May 21, 2012 in answering RCR’s claim in New York, the Company counter claimed against RCR on the basis of the alleged breaches set out in the British Columbia Action (the “New York Counter Claim”). On November 19, 2012, the British Columbia Action was dismissed on the grounds that the Court in British Columbia did not have jurisdiction and further that the dismissal was without prejudice to either of the Company’s and RCR’s respective actions in New York against one another. This Order was granted by consent of both the Company and RCR.

On October 25, 2012, Craig Alford filed a lawsuit against the Company in the Supreme Court of British Columbia for breach of an alleged employment agreement. Mr. Alford claims the agreement was for a term of three years, commencing on March 1, 2011, with a monthly salary of $12,500. Mr. Alford claims that the Company wrongfully terminated the agreement in October 2011 and is seeking judgment in the amount of $362,500. The Company is of the view that the allegation is without merit and intends to vigorously contest the action. On February 4, 2013 the Company filed its response to Mr. Alford’s claim with the Supreme Court of British Columbia.

Item 1A.	Risk Factors

Not required because we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities during the Company’s fiscal quarter ended February 28, 2013 have been previously reported in a current report on Form 8-K.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description of Exhibit
Number
3.1(1)	Articles of Incorporation.
3.2(12)	Certificate of Amendment to Articles of Incorporation.
3.3(21)	Articles of Merger as filed with the Nevada Secretary of State.
3.3(3)	Amended Bylaws, as amended on September 5, 2006.
10.1(4)	Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.
10.2(4)	Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.
10.3(4)	Asset Purchase Agreement with Megadeposit Explorers Ltd.
10.4(5)	Amendment No. 1 to Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.
10.5(5)	Amendment No. 1 to Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.
10.6(5)	Amendment No. 1 to Asset Purchase Agreement with Megadeposit Explorers Ltd.
10.7(6)	Amendment No. 2 to Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.
10.8(6)	Amendment No. 2 to Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.
10.9(6)	Amendment No. 2 to Asset Purchase Agreement with Megadeposit Explorers Ltd.
10.10(7)	Strategic Alliance Agreement between the Company and Canaco Resources Inc.
10.11(8)	Option Agreement between the Company and Canaco Resources Inc.
10.12(9)	Amendment No. 1 to Strategic Alliance Agreement between the Company and Canaco Resources Inc.
10.13(9)	Kwadijava Option Agreement.
10.14(9)	Negero Option Agreement.
10.15(10)	Joint Venture Agreement with Mkuvia Maita.
10.16(11)	2007 Stock Incentive Plan.
10.17(14)	2008 Stock Incentive Plan.
10.18(11)	Consulting Agreement with Harpreet Sangha.
10.19(11)	Consulting Agreement with Rovingi.
10.20(13)	Joint Venture Agreement with Mkuvia Maita dated June 5, 2009.
10.21(15)	Agreement with Ruby Creek Resources, Inc. dated November 7, 2009.
10.22(16)	Purchase Agreement with Ruby Creek Resources, Inc., dated for reference May 19, 2010.
10.23(17)	August 2010 Stock Incentive Plan.
10.24(18)	Mineral Property Acquisition Agreement between the Company and IPP Gold Limited, dated September 15, 2010, ratified by the Company’s Board of Directors on September 21, 2010.
10.26(19)	November 2010 Stock Incentive Plan.
10.27(20)	Mineral Property Acquisition Agreement between the Company and Handeni Resources Limited, dated August 5, 2011.
10.28(22)	Executive Consulting Services Agreement between the Company and Amica Resource Inc., dated February 28, 2012.
10.29(23)	Unsecured Term Loan Facility Agreement between the Company and IPP Ltd. dated December 7, 2012
14.1(2)	Code of Ethics.
21.1	Subsidiaries of the Registrant: a. Douglas Lake Tanzania Limited (Tanzania); and b. HG Limited (Tanzania) (formerly: DLM Tanzania Limited (Tanzania)).

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
(19) Incorporated by reference to Annual Report on Form 10-K for the year ended May 31, 2011.
(20) Incorporated by reference to Current Report on Form 8-K filed on August 10, 2011.
(21) Incorporated by reference to Current Report on Form 8-K filed on February 15, 2012.
(22) Incorporated by reference to Current Report on Form 8-K filed on March 2, 2012.
(23) Incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2012.

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

Date: April 8, 2013