Form 10-K
period 2013-05-31
HANDENI GOLD INC.
filed 2013-08-12
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2013

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

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended November 30, 2012, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.01 per share) on that date, was approximately $1,594,833.

The registrant had 321,416,654 shares of common stock outstanding as of August 9, 2013.

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

REFERENCES

As used in this annual report on Form 10-K: (i) the terms “we”, “us”, “our”, “Handeni”, “Handeni Gold”, and the “Company” mean Handeni Gold Inc.; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

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

General

Handeni Gold Inc. is an exploration stage company engaged in the acquisition and exploration of mineral properties. Our principal area of focus is the 800 square kilometer Handeni Gold Project located in the Handeni district, within the Tanga region of the Republic of Tanzania in East Africa, in which we have interests in mineral claims through prospecting licenses (“PLs”) and/or primary mining licenses (“PMLs”) issued by the government of the Republic of Tanzania.

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

Our Mineral Claims

Handeni District Prospecting Licenses

Currently, our primary focus is on the Handeni District Project. Effective September 21, 2010, our Board of Directors ratified the entering into and immediate closing of a certain Mineral Property Acquisition Agreement (the “Acquisition Agreement”) dated September 15, 2010 with IPP Gold Limited (“IPP Gold”), pursuant to which we acquired an undivided 100% legal, beneficial and registerable interest in and to four PLs, totaling approximately 800 square kilometres, located in the Handeni District of Tanzania and which were owned or controlled by IPP Gold and its affiliates.

In accordance with the terms of the Acquisition Agreement, effective September 21, 2010, IPP Gold has now become a major stakeholder in our Company. Pursuant to the terms of the Acquisition Agreement, we issued 133,333,333 restricted shares of common stock to IPP Gold in exchange for 100% interest in the four PLs of the Handeni Project, with no further payments in shares or cash required.

The Commissioner for Minerals of Tanzania confirmed the recording in the Central Register and the transfer of 100% of each of the Prospecting License Nos. 6742/2010, 6743/2010, 6744/2010 and 6779/2010, which comprise the Handeni Project, from IPP Gold to our Company, and that such transfer has been duly recorded on the terms and conditions contained in such Prospecting Licenses.

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

To comply with the laws and regulations of the Republic of Tanzania whereby foreign companies may not own PMLs, on July 19, 2012, the Company:

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

The author of the Handeni Report visited the Handeni property on February 26, 2011, accompanied by Dr. Scheepers. Given the almost total absence of outcrop across the property area, on the one hand, and the abundance of district to regional scale geological data, recent exploration data, intensive artisanal mining activity in the boundary area between the Company’s Handeni property and the adjacent Magambazi property belonging to Canaco Resources Inc. (now East Africa Metals Inc.) and their well-publicized news releases and developments, on the other, the author of the Handeni Report determined that he was able to complete a meaningful property visit within the timeframe of a single day to his technical satisfaction sufficient for the purpose of preparing the Handeni Report.

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

License Map, Handeni Property Prospecting Licenses, showing excluded areas in red

Toward the western edge of PL 6743/2010 are several more PMLs that do not belong to the Company. The area colored in green in the figure below is a unitized block of four PMLs that were acquired by Canaco Resources Inc. (“CRI”) (now East Africa Metals Inc.) from their owners; this is where the most intensive artisanal gold mining activity is currently taking place, with laborers working at a variety of mining and milling sites adjacent to and up the hill from a shanty town of huts that is found just north of Magambazi hill. It is the Company’s understanding that CRI has reached an agreement with the original owners of these PMLs and the people currently working there which will lead to their ceasing artisanal operations and vacating the site.

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

The Company’s Exploration Activities Conducted in 2011/2012

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

g)	A confined alluvial mining evaluation program was initiated to investigate the potential to economically mine alluvial gold on the prospecting licenses.

During our fiscal year ended May 31, 2013, the Company focused its exploration efforts on:

a)	the ranking of its seventeen identified targets and upgrading of the most promising targets to drill target status;
b)	detailed work on the Kwandege project to plan the second phase of drilling; and
c)	the evaluation of selected alluvial targets.

During the fiscal year ended May 31, 2013, we:

a)	collected a total of 5,050 soil samples (including blanks and standards) from targets in PL6743 that are currently being analyzed by XRF and prepared for submission to assay laboratories.

b)

Conducted, in collaboration with the Tanzanian Geological Survey, a soil sampling program on Target 6 on PL6779/2010 consisting of a total of 2,658 soil samples and standards have been completed. The soil samples are currently being analyzed.

c)

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

d)	completed the field work to evaluate the alluvial potential of the area selected in the vicinity of our Magambazi East target.

e)	completed the geophysical evaluation of our four PLs.

f)	completed a detailed structural investigation into structural controls on gold mineralization on our 4 prospecting licenses.

g)

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

h)

completed a structural model on the 800km2 license area and used this to modify the model and style of mineralization envisaged for the Handeni district. The Company is currently applying this model to better understand our current targets and to assist the generation of drill positions for each target. Ground geophysics will be utilized to support the structural model.

i)

completed a ground geophysics investigation on the Mjembe target to the southeast of Magambazi. The Company completed a soil sampling program and the desk top XRF analyses of 5,028 samples and standards on the Mjembe project. Combined with the geophysics and the structural geology the geochemical signature of this mineralized area is highly encouraging.

A major focus of the Company at this stage is target prioritization and selection of areas on the property to retain. This process has been finalized and the Company is preparing to submit its final applications to the Ministry of Energy and Minerals well before the final date for submission.

Other exploration related activities currently under way on the Company’s Handeni licenses include:

a)	Identification of potential alluvial mining areas other than those currently know and being evaluated by utilizing remote sensing activities.

b)	A detailed geophysical interpretation of already collected geophysical data.

c)	A petrological, geochemical and mineralogical investigation of the Kwandege drill core to understand the style of gold mineralization at this locality.

d)

XRF (hand held) analyses of soil samples taken to produce an algorithm to relate Au anomalies to soil geochemistry. The aim is to reduce assay cost as well as to characterize the two main styles of mineralization identified on the Handeni properties. This exercise is largely completed and the Company has made significant progress, particularly on the Mjembe target.

The estimated budget for the completion of these exploration programs is provided below:

EXPLORATION WORK	BUDGET (US$)
Ground Geophysics	200,000
Mapping, trenching, sampling, etc.	200,000
Drilling	650,000
Geologists, field personnel and general exploration	250,000
Sundry & contingencies	200,000
TOTAL	$1,500,000

Mkuvia Alluvial Gold Project

The Mkuvia Alluvial Gold Project is comprised of four PLs covering a total area of 380 square kilometers and is located in the Nachingwea District, Lindi Region of the Republic of Tanzania. The Company is aware that the four prospecting licenses expired during May and June of 2012. The Company is currently evaluating whether any viable interest remains in these PLs, but no final determination has been made as of yet.

Glossary of Terms

The definitions of geological and technical terms used in this Annual Report on Form 10-K are provided below:

Amygdaloidal lavas	An effusive rock with large, slightly elongated pores filled with secondary deposits of various minerals (quartz, zeolites, chlorites, and calcite).

Archaean	The 3,800 million to 2,500 million years period in the earth’s history.

Boudin structure	A normally sausage shaped structure formed by deformation of rocks.

Feldspars	A group of minerals most abundant on earth and consisting mainly of K, Na, Ca and Al as well as O (oxygen).

Ferromagnesian minerals	Minerals with Fe or Mg as a major chemical component in their composition.

Granulites	Granulites are medium to coarse–grained metamorphic rocks that have experienced high temperature metamorphism, composed mainly of feldspars sometimes associated with

Metamorphic rocks	Rocks that have been subjected to pressure, temperature or chemical conditions different from which they were formed under.

Mobile belt	A long, relatively narrow crustal region of tectonic activity.

Orogenic style	The style of the process of mountain formation, especially by a folding and faulting of the earth's crust.

PL	Prospecting license.

PLR	Reconnaissance prospecting license.

PML	Primary mining license.

Proterozoic	The time period from 2,500 million years to 500 million years in the history of the earth.

Red beds	Refers to strata of reddish-colored sedimentary rocks such as sandstone, siltstone or shale that were deposited in hot climates under oxidizing conditions.

Quartz	A mineral Group consisting mainly of Si and O (oxygen).

Rifting	A place where the Earth's crust and lithosphere are being pulled apart.

Ubendian

A phase of mountain building whose precise dates are uncertain but which probably occurred about 1800–1700 Ma ago, producing what is now a NW—SE belt in southern Tanzania, northern Zambia, and the eastern Congo.

Unconformably	Rock strata consisting of a series of younger strata that do not succeed the underlying older rocks in age or in parallel position, as a result of a long period of erosion or nondeposition.

Usagaran	A metamorphic belt in Tanzania in which deformation took place at about 2,000 million years ago.

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

Our mineral interests in Tanzania are currently held under PLs granted pursuant to the Mining Act for an initial period of three years and are renewable in two successive periods of two years only. The annual rental fees following the first renewal will be US$150 per square kilometer per year and following the second renewal the rental fee will be US$200 per square kilometer per year. There is also an initial one-time “preparation fee” of $200 per license. Upon renewal, we pay a fee of $300 per license. Renewals of our PLs can take many months and even years to process by the regulatory authority in Tanzania.

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

We must hold a mining license to carry on mining activities, which are granted only to the holder of a PL covering a particular area. A mining license is granted for a period of 25 years or the life of the mine. It is renewable for a period not exceeding 15 years. Other than the PMLs being held under Handeni Resources, we do not hold any mining licenses, only PL’s. An application for the 32 PMLs being held under agreement by Handeni Resources to be changed into a mining license (ML) is underway. Prospecting and mining license holders must submit regular reports in accordance with mining regulations. Upon commercial production, the government of Tanzania imposes a royalty on the gross value of all production at the rate of 3% of all gold produced. The applicable regulatory body in Tanzania is the Ministry of Energy and Minerals.

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

Employees

Other than our directors and executive officers, we had approximate ten full-time equivalent employees and consultants as of May 31, 2013, seven of which were located in Tanzania. We also retain independent geologists and consultants on a contract basis to conduct the work programs on our mineral properties in order to carry out our plan of operations.

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

We were incorporated in January 2004 and have a limited operating history which makes it difficult to evaluate the investment merits of our Company. As of May 31, 2013, we had not generated any revenues from operations and incurred a net loss since inception of $113,648,692.

We have incurred net losses since our inception and expect losses to continue.

We have not been profitable since our inception. For the fiscal year ended May 31, 2013, we had a net loss of $4,237,531. Since our inception on January 5, 2004 to May 31, 2013, we had an accumulated net loss of $113,648,692. We have not generated revenues from operations and do not expect to generate revenues from operations unless and until we are able to bring a mineral property into production. The expenditures to be made by us in the exploration of our properties may not result in discoveries of commercially recoverable mineral reserves. There is a risk that we may never bring a mineral property into production that our operations will not be profitable in the future and you could lose your entire investment.

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

The mineral properties that we held interests in during our year ended May 31, 2013 are in the exploration stage and no proven mineral reserves have been established. Our exploration work may not result in the discovery of mineable deposits of ore in a commercially economical manner. There may be limited availability of water, which is essential to mining operations, and interruptions may be caused by adverse weather conditions. Our operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air quality standards, pollution and other environmental protection controls. Our exploration activities are subject to substantial hazards, some of which are not insurable or may not be insured for economic reasons. Any of these factors could have a material adverse effect on our results and financial condition.

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

At May 31, 2013, we had cash of $206,402 and working capital of $141,650. We will continue to incur exploration costs to fund our plan of operations and intend to fund our plan of operations from working capital, equity subscriptions and debt financing. Ultimately, our ability to continue our exploration activities depends in part on our ability to commence operations and generate revenues or to obtain financing through joint ventures, debt financing, equity financing, production sharing agreements or some combination of these or other means. There can be no assurance that we will be able to obtain any such financing.

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

On February 8, 2012, Ruby Creek Resources Inc. (“RCR”) filed a lawsuit against the Company in the Supreme Court, State of New York, in which RCR alleges that the Company participated in a fraudulent transfer of certain mineral property interests in Tanzania that RCR had the right to purchase pursuant to a series of agreements with the Company. The Company is of the view that such allegations are without merit and intends to continue to vigorously contest the action.

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

QUARTER ENDED	HIGH	LOW
May 31, 2013	$0.03	$0.01
February 28, 2013	$0.04	$0.01
November 30, 2012	$0.03	$0.01
August 31, 2012	$0.05	$0.02
May 31, 2012	$0.13	$0.03
February 28, 2012	$0.20	$0.08
November 30, 2011	$0.38	$0.10
August 31, 2011	$0.48	$0.27
May 31, 2011	$0.67	$0.40

Holders

As at August 9, 2013, we had 321,416,654 shares of our common stock issued and outstanding, which were held by approximately 151 registered holders.

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

We adopted an additional Stock Incentive Plan, dated November 29, 2010 (the “November 2010 Stock Incentive Plan”), under which we are authorized to grant stock and/or stock options to acquire up to a total of 40,000,000 shares of common shares. The following summary of the November 2010 Stock Incentive Plan is not complete and is qualified in its entirety by reference to the November 2010 Stock Incentive Plan, a copy of which is incorporated by reference to our Annual Report on Form 10-K for the year ended May 31, 2011.

The November 2010 Stock Incentive Plan provides for the granting of stock options, stock appreciation rights, stock and other equity awards as set out in the November 2010 Stock Incentive Plan to our directors, officers, employees or consultants. The maximum number of shares that may be issued under the November 2010 Stock Incentive Plan are 40,000,000 shares of our common stock. As of May 31, 2013 and the date of this report, there remained 10,700,000 shares of common stock available to be issued under the November 2010 Stock Incentive Plan. No insider of the Company is eligible to receive an award under the Plan where (i) the insider is not a director or senior officer of the Company, (ii) any award, together with all of the Company’s previously established or proposed awards under the Plan could result at any time in (a) the number of shares reserved for issuance pursuant to options granted to the insider exceeding 50% of the outstanding issue of common stock or (b) the issuance to the insider pursuant to the exercise of options within a one-year period of the number of shares exceeding 50% of the outstanding issue of our common stock. Unless the administrator under the Plan determines that an award to a grantee is not designed to qualify as performance-based compensation, the maximum number of shares with respect to options and/or stock appreciation rights that may be granted during any one calendar year under the November 2010 Stock Option Plan to any one grantee is 20,000,000, all of which may be granted as incentive stock options, and the maximum aggregate grant of restricted stock, unrestricted shares, restricted stock units and deferred stock units in any one calendar year to any one grantee is 20,000,000. The November 2010 Stock Incentive Plan is administered by a committee consisting of two or more members of our Board of Directors, who have the authority to, among other things, interpret the November 2010 Stock Option Plan, select eligible participants, determine whether and to what extent awards are granted under the November 2010 Stock Option Plan, approve award agreements under the November 2010 Stock Incentive Plan and amend the terms of any outstanding award granted under the November 2010 Stock Incentive Plan.

The table set forth below presents information relating to our equity compensation plans as of the date of May 31, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans to be Approved by Security Holders	N/A	N/A	N/A
Equity Compensation Plans Not Approved by Security Holders (2007, 2008, August 2010 and November 2010 Stock Incentive Plans)	28,300,000	$0.23	10,700,000

Recent Sales of Unregistered Securities

Any sales of unregistered securities during the Company’s fiscal year ended May 31, 2013 to the date of this annual report have been previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

No Repurchases

Neither we nor any affiliated purchaser has made any purchases of our equity securities during the fourth quarter of our fiscal year ended May 31, 2013.

ITEM 6.                  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial position, plan of operations and results of operations should be read in conjunction with (i) our audited consolidated financial statements as at May 31, 2013, May 31, 2012 and for the period from inception (January 5, 2004) to May 31, 2013 and (ii) the section entitled “Business” included in this annual report. All financial information in this Management’s Discussion and Analysis (“MD&A” or the “discussion”) is expressed and prepared in conformity with U.S. generally accepted accounting principles. All dollar references are to the U.S. dollar, the Company’s reporting currency, unless otherwise noted. Some numbers in this MD&A have been rounded to the nearest thousand for discussion purposes.

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

Overview

To take advantage of Tanzania’s rich natural resources, the Company is engaged in the acquisition and exploration of mineral properties in the United Republic of Tanzania, Africa, through its wholly-owned subsidiaries, HG Limited (formerly: DLM Tanzania Limited), and Douglas Lake Tanzania Limited which is inactive. Over these years, the Company has built strong relationships with the Ministry of Mines, the Geological Survey of Tanzania, and other government agencies in Tanzania.

In the past two years, the Company has made a strategic decision to focus exclusively on its principal prospective gold property, namely, 800 square kilometer Handeni Gold Project located in Tanzania. The Company’s exploration activities conducted in the past two fiscal years were outlined under Item 1. Business – Our Mineral Claims, above.

Our exploration program and achievements during our fiscal year ended May 31, 2013 are highlighted as follows:

a)

We collected a total of 5,050 soil samples (including blanks and standards) from targets in PL6743 that are currently being analyzed by XRF and prepared for submission to assay laboratories. In collaboration with the Tanzanian Geological Survey a soil sampling program on Target 6 on PL6779/2010 consisting of a total of 2,658 soil samples and standards have been completed. The soil samples are currently being analyzed.

b)

We received the results of the soil sampling program on Target 5 which to date are highly encouraging with gold in soil values of up to 200 ppb encountered. Au (gold) assay results were received for 2,331 samples. The geochemical target coincides with a magnetic and electro-magnetic geophysical anomaly on surface over an area of approximately 1.8 km (N-S) by 900 m (E-W). The anomalous gold zone apparently dips E - SE as part of a large fold structure. High Au values coincide with topographic highs. The evaluation of this target will be continued by pitting, trenching and ground IP.

c)	We completed the field work to evaluate the alluvial potential of the area selected in the vicinity of our Magambazi East target.

d)	We completed the geophysical evaluation and a detailed structural investigation into structural controls on gold mineralization on our 4 prospecting licenses.

e)

We completed the evaluation of the alluvial, eluvial and colluvial mineralization of a target to the east of Magambazi hill. The fluvial regime showed the highest potential but the average grade is not high enough to warrant a full scale alluvial operation on this target. The Company will continue its alluvial exploration program and the next target on the list is the alluvial potential of targets surrounding the Kwandege and Mjembe deposits.

f)

We completed a structural model on the 800km2 license area and used this to modify the model and style of mineralization envisaged for the Handeni district. The Company is currently applying this model to better understand our current targets and to assist the generation of drill positions for each target. Ground geophysics will be utilized to support the structural model.

g)

We completed a ground geophysics investigation on the Mjembe target to the southeast of Magambazi. The Company completed a soil sampling program and the desk top XRF analyses of 5,028 samples and standards on the Mjembe project. Combined with the geophysics and the structural geology the geochemical signature of this mineralized area is highly encouraging.

Plan of Operations

A major focus of the Company at this stage is target prioritization and selection of areas on the property to retain. This process has been finalized and the Company is preparing to submit its final applications to the Ministry of Energy and Minerals well before the final date for submission. Other exploration related activities currently under way on the company’s Handeni licenses include:

a)	the identification of potential alluvial mining areas other than those currently know and being evaluated by utilizing remote sensing activities.

b)	A detailed geophysical interpretation of already collected geophysical data.

c)	A petrological, geochemical and mineralogical investigation of the Kwandege drill core to understand the style of gold mineralization at this locality.

d)

XRF (hand held) analyses of soil samples taken to produce an algorithm to relate Au anomalies to soil geochemistry. The aim is to reduce assay cost as well as to characterize the two main styles of mineralization identified on the Handeni properties. This exercise is largely completed and the Company has made significant progress, particularly on the Mjembe target.

Our plan of operations for the next fiscal year is to continue focus on the exploration of our Handeni mineral property in Tanzania. We anticipate that we will require approximately $1.5 million for our plan of the exploration work and $1.0 million for our general and administration expenses, professional and consulting fees and other operating expenses over the next 12 months ending May 31, 2014. Our actual expenditures may exceed our estimations.

At May 31, 2013, we had working capital of $142,000. Included in the working capital, there was $206,000 in cash. As such, we estimate we will need a minimum of $2.4 million in additional funds to cover our planned operations over the next fiscal year ending May 31, 2014. We anticipate that we will not generate any revenues for so long as we are an exploration stage company. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations.

We believe that external debt financing will not be an alternative for funding our next fiscal year exploration, as we do not have significant tangible assets to secure any debt financing. Therefore, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock and/or related parties debt financing. We cannot provide investors with any assurance that we will be able to obtain sufficient financing to fund our acquisition and exploration program going forward. In the absence of sufficient funding, we will not be able to continue acquisition and exploration of mineral claims and we will be forced to abandon our mineral claims and our plan of operations. Even if we are successful in obtaining financing to fund our acquisition and exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of any mineral claims.

Results of Operations

We have had no operating revenues since our inception (January 5, 2004) to May 31, 2013. The following table sets out our losses for the periods indicated:

			Accumulated from
			January 5, 2004
	For the Years Ended,		(Date of Inception)
	May 31, 2013	May 31, 2012	to May 31, 2013
Revenue	$-	$-	$-
Expenses
Consulting fees	594,608	2,216,751	24,069,724
Depreciation	202,726	161,255	442,609
Exploration expenses	658,756	4,958,141	8,055,613
General and administrative	788,729	803,239	3,179,886
Impairment of mineral property	-	-	77,492,074
Interest expenses	28,379	-	28,379
Professional	186,661	806,192	2,555,020
Rent	94,096	156,670	441,678
Travel and investor relations	99,110	345,297	1,988,396
Total Expenses	2,653,065	9,447,545	118,253,379
Loss From Operations	(2,653,065)	(9,447,545)	(118,253,379)

Other Income (Expenses)
Gain on write-down of accrued liabilities	-	371,839	458,058
Impairment of marketable securities (Note 6)	(1,600,000)	-	(1,600,000)
Interest income	664	790	1,454
Loss on sale of investment securities	-	-	(57,071)
Recovery (Loss) on write-down of amounts receivable	14,870	(81,641)	(66,771)
Mineral property option payments received	-	-	3,616,017
Recovery of mineral property costs for stock not issuable	-	2,253,000	2,253,000
	(1,584,466)	2,543,988	4,604,687
Net Loss	$(4,237,531)	$(6,903,557)	$(113,648,692)

Year Ended May 31, 2013 Compared to Year Ended May 31, 2012

Our net loss for the fiscal year ended May 31, 2013 was $4, 238,000, compared to $6,904,000 for the same period ended May 31, 2012, mainly due to $1,600,000 permanent impairment of marketable securities and the following operation expenses changes.

Our operating expenses for the fiscal year ended May 31, 2013 decreased by $6.8 million to $2,653,000 from $9,448,000 for the fiscal year ended May 31, 2012, as follows:

  our consulting, general and administrative fees decreased by $1.6 million to $1,383,000 during the fiscal year ended May 31, 2013 (2012 - $3,020,000), primarily due to decreases of $397,000 in cash expenditures and $1,240,000 in stock-based compensation. The stock-based compensation included in consulting, general and administrative fees was $489,000 during the fiscal year ended May 31, 2013 (2012 - $1,729,000); Excluding the stock-based compensation, our other consulting, general and administrative fees was decreased to $894,000 during the fiscal year ended May 31, 2013 (2012 - $1,291,000), primarily due to cost management; At May 31, 2013, approximately $145,000 (2012 - $30,000) of general and administrative fees remained as payables due to the related parties;

  depreciation increased by $42,000 to $203,000 during the fiscal year ended May 31, 2013 (2012 - $161,000) mainly due to additional depreciation on camp equipment acquired in the prior year;

  our exploration expenses decreased by $4.3 million to $659,000 during the fiscal year ended May 31, 2013 (2012 - $4,958,000) due to decreased exploration and drilling activities caused by our funding limitation during the fiscal year ended May 31, 2013;

  interest expenses increased to $28,000 during the fiscal year ended May 31, 2013 (2012 - $Nil), which represented deemed interest on an interest free unsecured loan from a related party. Such deemed interest was recorded as donated capital;

  our professional fees decreased by $620,000 to $186,000 during the fiscal year ended May 31, 2013 (2012 - $806,000) primarily due to significantly decreased legal and accounting services fees as a result of more work performed in-house by management. During the fiscal year ended May 31, 2012, the Company had significant changes in the management. In addition, in fiscal year 2012, we had incurred an additional accounting services fees associated with our Tanzania subsidiary;

  our rent expenses decreased by $63,000 to $94,000 during the fiscal year ended May 31, 2013 (2012 - $157,000) mainly due to our Tanzania office reduced to half commencing March 2013 and cost management; In addition, there was $25,200 rent included in 2012 representing 60% of rental expense associated with renting our Chief Executive Officer’s family house in Tanzania pursuant to the Executive Services Agreement. Such rent for 2013 was paid subsequent to the fiscal year ended May 31, 2013.

  our travel and investor relations expenses decreased by $246,000 to $99,000 during the fiscal year ended May 31, 2013 (2012 - $345,000) primarily due to significantly less travel expenses and cost management.

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

  our rent expenses increased by $100,000 to $157,000 during the fiscal year ended May 31, 2012 (2011 - $57,000) mainly due to our Tanzania office rented commencing March, 2011; and

  our travel and investor relations expenses decreased by $31,000 to $345,000 during the fiscal year ended May 31, 2012 (2011 - $376,000).

Liquidity and Capital Resources

The Company has been reviewing its budgets for its current business needs and its further exploration. We estimate that our total expenditures for our fiscal year ending May 31, 2014 will be approximately $2.5 million, as outlined above under the heading “Plan of Operations”. At May 31, 2013, we had working capital of approximately $142,000. As such, we believe that we have insufficient capital to fund our plan of operations in the next 12 months and we estimate we will be required to obtain a minimum of $2.4 million additional funds in order to pursue our planned operations through to our fiscal year ending May 31, 2014.

In January 2013, we completed private placements related to the Company’s Tanzanian and East African fund raising for a total of $650,000 subscription proceeds, of which $500,000 was received during the fiscal year ended May 31, 2013 and $150,000 was received during the fiscal year ended May 31, 2012.

On December 7, 2012, we entered into a facility agreement with IPP Ltd. a private company controlled by our Chairman of the Board of Directors. The facility agreement ensures that the Company will have sufficient funding for its key exploration activities up to June 2013. The funding is in the form of an interest free unsecured loan to the Company of up to $720,000 through and including June 2013. As of the date of this report, we received a total of $695,683 which is due to be repaid on or before December 31, 2013 pursuant to this facility agreement.

As of May 31, 2013, there was $579,000 of recoverable value added tax paid in Tanzania and $47,000 of recoverable goods and services tax/harmonized sales tax paid in Canada.Such recoverable amounts were included in our working capital and expected to be refunded during the fiscal year 2014.

We have not generated revenues since the date of inception on January 5, 2004, and our cash has been generated primarily from the sale of our securities. During the 12-month period following the date of this annual report, we anticipate that we will not generate any revenue. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock, debt financing, joint ventures or some combination of these or other means. We believe that external debt financing will not be an alternative at this stage for funding additional phases of our exploration as we do not have significant tangible assets to secure any debt financing.

We cannot provide investors with any assurance that we will be able to raise sufficient funding to continue our acquisition and exploration program going forward. If we are not able to obtain financing in the amounts required or on terms that are acceptable to us, we may be forced to scale back, or abandon, our plan of operations. Even if we are successful in obtaining equity and/or debt financing to fund our acquisition and exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of any mineral claims. If we do not continue to obtain additional funding, we will be forced to abandon our mineral claims and our plan of operations.

Net Cash Used in Operating Activities

Net cash used in operating activities was $1.8 million during the fiscal year ended May 31, 2013, as compared to $5.7 million during the fiscal year ended May 31, 2012. During the fiscal quarter ended May 31, 2013, net cash used in operating activities was $401,000, as compared to $1,167,000 during the same period in 2012. Net cash used in operating activities from our inception on January 5, 2004 to May 31, 2013 was $19 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $41,000 during the fiscal year ended May 31, 2013. During the year, we purchased $9,000 of office equipment and received $50,000 from disposal of equipment and redemption of restricted cash equivalent. During the fiscal year ended May 31, 2012, net cash used in investing activities was $391,000 primarily used in purchase of equipment.

During the fiscal quarter ended May 31, 2013, net cash received in investing activities was $28,726 from redemption of restricted cash equivalent. During the same period in 2012, net cash used in investing activities was $29,000. Net cash used in investing activities from our inception on January 5, 2004 to May 31, 2013 was $835,000 mainly used in purchase of property and equipment.

Net Cash from Financing Activities

During the fiscal year ended May 31, 2013, we received $500,000 net cash from financing activities (receipt of stock subscriptions), as compared to $164,000 during the fiscal year ended May 31, 2012. In addition, during the fiscal year ended May 31, 2013, we received a $545,683 loan due to a related party. During the fiscal quarter ended May 31, 2013, net cash from financing activities was $150,000 received from a related party as a loan, as compared to $50,000 received from a stock subscription during the same period in 2012. We have funded our business to date primarily from sales of our common stock. From our inception on January 5, 2004 to May 31, 2013, net cash provided by financing activities was $20,259,000.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the property underlying our mineral claim interest and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. In addition, we had only $142,000 working capital as of May 31, 2013. For these reasons our auditors stated in their report on our audited financial statements for the year ended May 31, 2013 that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our common shares, debt financing from our related parties, and/or other financing in order to continue to fund our business operations over the next 12 months. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Related Party Transactions

The details of related party transactions are disclosed in footnote 9 of our Company’s audited consolidated financial statements for the fiscal year ended May 31, 2013 (Item 8 – FINANCIAL STATEMENTS, below).

Segment Disclosures

The Company operates in one reportable segment, located in Tanzania Africa, being the acquisition and exploration of mineral properties. The details of segment disclosures are disclosed in footnote 17 of our Company’s audited consolidated financial statements for the fiscal year ended May 31, 2013 (Item 8 – FINANCIAL STATEMENTS, below).

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Contractual Obligations

a)

On December 7, 2012, the Company entered into a facility agreement with IPP Ltd., a private company controlled by the chairman of Handeni Gold Inc. The funding will be in the form of an interest free unsecured loan of up to $720,000 to the Company by way of monthly drawdowns of a maximum amount of US$100,000 per calendar month up to and including June 2013. The total amount drawn down by the Company is due to be repaid on or before December 31, 2013. As of May 31, 2013, $545,683 has been loaned to the Company by IPP Ltd. pursuant to this facility agreement.

b)

The Company was committed to the payment of a cash fee of 7% within 48 hours of the receipt of proceeds from the exercise of any warrants attached to the 17,757,777 units sold by Rodman & Renshaw in the March 2011 private placements. During the year ended May 31, 2013, 5,446,667 stock purchase warrants related to such units expired. The remaining 12,311,110 stock purchase warrants related to such units are exercisable on or before September 29, 2013.

c)

In May 2011, the Company entered a Vancouver office lease agreement commencing October 1, 2011 for a term of three years expiring September 30, 2014 and a base rent of Cdn $4,050 per month; in the meantime, the Company had paid Cdn $192,853 as deposit and prepaid rent. As of May 31, 2013, there was Cdn $64,644 of such prepaid rent and deposit remained.

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

Comprehensive Income (Loss)

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at May 31, 2013, the Company’s only component of other comprehensive loss and accumulated other comprehensive loss is an unrealized fair value loss on available for sale marketable securities.

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440 Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any assets retirement obligations as of May 31, 2013 and 2012.

Financial Instruments

ASC 825, Financial Instruments requires an entity to maximize the use of observable inputs and the fair value of financial instruments, which include cash and cash equivalents, restricted cash equivalent, restricted marketable securities, accounts payable and loan from related party were estimated to approximate their carrying values due to the immediate or short-term maturities of these financial instruments.

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

Foreign Currency Translation

The functional and reporting currency of the Company is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average rates are used to translate revenues and expenses.

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

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, May 31, 2013 and 2012

Consolidated Statements of Operations and Comprehensive Loss for the years ended May 31, 2013 and 2012 and from inception (January 5, 2004) through May 31, 2013

Consolidated Statements of Cash Flows for the years ended May 31, 2013 and 2012 and from inception (January 5, 2004) through May 31, 2013

Consolidated Statements of Stockholders’ Equity (Deficit) from inception (January 5, 2004) through May 31, 2013

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders of
Handeni Gold Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Handeni Gold Inc. (An Exploration Stage Company) as of May 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders' equity (deficit) for the years then ended and accumulated for the period from January 5, 2004 (Date of Inception) to May 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Handeni Gold Inc. (An Exploration Stage Company) as of May 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and accumulated for the period from January 5, 2004 (Date of Inception) to May 31, 2013 in conformity with accounting principles generally accepted in the United States.

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

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

August 9, 2013

Handeni Gold Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	May 31, 2013	May 31, 2012

ASSETS
Current Assets
Cash and cash equivalents	$206,402	$886,889
Amounts receivable (Note 3)	625,945	602,286
Prepaid expenses and deposits (Note 4)	87,786	189,937

Total Current Assets	920,133	1,679,112

Restricted cash equivalent (Note 5)	27,805	56,531
Restricted marketable securities (Note 6)	140,000	1,160,000
Mineral licenses (Note 7 and 9 (a))	1,650,000	1,650,000
Property and equipment, net (Note 8)	245,473	463,521

TOTAL ASSETS	$2,983,411	$5,009,164

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$87,369	$134,066
Accounts payable and accrued liabilities - related parties (Note 9)	145,431	30,000
Loan from a related party (Note 9 (a))	545,683	-

Total Current Liabilities	778,483	164,066

Commitments and Contingencies (Notes 1, 7 and 13)

Stockholders' Equity
Common stock (Note 10)
Authorized: 500,000,000 shares, $0.001 par value Issued and outstanding: 321,416,654 shares (May 31, 2012 – 307,416,654 shares)	321,417	307,417
Additional paid-in capital (Note 10)	116,414,824	115,289,842
Subscriptions received (Note 10)	-	150,000
Donated capital (Note 9 (a))	137,379	109,000
Accumulated other comprehensive loss	(1,020,000)	(1,600,000)
Deficit accumulated during the exploration stage	(113,648,692)	(109,411,161)

Total Stockholders' Equity	2,204,928	4,845,098

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,983,411	$5,009,164

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)

			Accumulated from
	For the Years Ended,		January 5, 2004
			(Date of Inception)
	May 31, 2013	May 31, 2012	to May 31, 2013

Revenue	$-	$-	$-

Expenses
Consulting fees	594,608	2,216,751	24,069,724
Depreciation	202,726	161,255	442,609
Exploration expenses	658,756	4,958,141	8,055,613
General and administrative	788,729	803,239	3,179,886
Impairment of mineral property	-	-	77,492,074
Interest expenses	28,379	-	28,379
Professional	186,661	806,192	2,555,020
Rent	94,096	156,670	441,678
Travel and investor relations	99,110	345,297	1,988,396

Total Expenses	2,653,065	9,447,545	118,253,379
Loss From Operations	(2,653,065)	(9,447,545)	(118,253,379)

Other Income (Expenses)
Gain on write-down of accrued liabilities	-	371,839	458,058
Impairment of marketable securities (Note 6)	(1,600,000)	-	(1,600,000)
Interest income	664	790	1,454
Loss on sale of investment securities	-	-	(57,071)
Recovery (Loss) on write-down of amounts receivable	14,870	(81,641)	(66,771)
Mineral property option payments received	-	-	3,616,017
Recovery of mineral property costs for stock not issuable	-	2,253,000	2,253,000
	(1,584,466)	2,543,988	4,604,687
Net Loss	(4,237,531)	(6,903,557)	(113,648,692)
Other Comprehensive Loss
Unrealized loss on marketable securities	(1,020,000)	(2,840,000)	(1,020,000)

Comprehensive Loss	$(5,257,531)	$(9,743,557)	$(114,668,692)

Net Loss per Share - Basic and Diluted	$(0.01)	$(0.02)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	312,898,846	299,957,638

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

			Accumulated from
			January 5, 2004
	For the Years Ended,		(Date of Inception) to
	May 31, 2013	May 31, 2012	May 31, 2013
CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN):
Operating Activities:
Net loss	$(4,237,531)	$(6,903,557)	$(113,648,692)
Adjustments for non-cash items in net loss:
Depreciation	202,726	161,255	442,609
Donated capital, services and rent	28,379	-	37,379
Impairment of marketable securities	1,600,000	-	1,600,000
Impairment of mineral property acquisition costs	-	-	77,492,074
Loss on sale of investment securities	-	-	57,071
Mineral property option payments	-	-	(156,017)
Stock-based compensation	488,982	1,728,868	20,275,633
Gain on write-down of accrued liabilities	-	(371,839)	(458,058)
(Recovery) / Loss on write-down of amounts receivable	(14,870)	81,641	66,771
Loss on disposal or write-down of equipment	2,687	15,360	21,740
Recovery of mineral property costs for stock not issuable	-	(2,253,000)	(2,253,000)
Shares received from mineral property option payment	-	-	(2,760,000)
Changes in non-cash operating working capital:
Amount receivable	(8,789)	(29,313)	(692,716)
Prepaid expenses and deposits	102,151	1,846,074	(87,786)
Accounts payable and accrued liabilities	(46,697)	43,955	(123,531)
Due to related parties	115,431	(1,112)	969,374
Cash Used in Operating Activities	(1,767,531)	(5,681,668)	(19,217,149)
Investing Activities:
Mineral property acquisition costs	-	-	(697,677)
Proceeds from mineral property options	-	-	600,000
Proceeds from disposal of equipment	21,578	-	21,578
Redemption (Purchase) of restricted cash equivalent	28,726	(56,531)	(27,805)
Purchase of property and equipment	(8,943)	(334,200)	(731,400)
Cash Provided (Used) in Investing Activities	41,361	(390,731)	(835,304)
Financing Activities:
Loan from a related party	545,683	-	545,683
Proceeds from issuance of common stock	500,000	-	21,034,363
Proceeds from stock subscriptions	-	163,814	-
Share issuance costs	-	-	(1,321,191)
Cash Provided by Financing Activities	1,045,683	163,814	20,258,855

(Decrease) / Increase in cash and cash equivalents	(680,487)	(5,908,585)	206,402
Cash and cash equivalents, at beginning of the period	886,889	6,795,474	-

Cash and cash equivalents, at end of the period	$206,402	$886,889	$206,402

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

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in U.S. dollars)

								Deficit
							Accumulated	Accumulated
			Additional	Stock	Common		Other	During the
			Paid-in	Subscriptions	Stock	Donated	Comprehensive	Exploration
	Shares	Amount	Capital	Receivable	Subscribed	Capital	Income (Loss)	Stage	Total
	#	$	$	$	$	$	$	$	$

Balance – May 31, 2011	292,416,654	292,417	111,925,974	(13,814)	2,253,000	109,000	1,240,000	(102,507,604)	13,298,973

Issuance of common shares for property	15,000,000	15,000	1,635,000	–	–	–	–	–	1,650,000

Cancellation of share issue obligation	–	–	–	–	(2,253,000)	–	–	–	(2,253,000)

Subscription received	–	–	–	13,814	150,000	–	–	–	163,814

Stock-based compensation	–	–	1,728,868	–	–	–	–	–	1,728,868

Unrealized loss on marketable securities	–	–	–	–	–	–	(2,840,000)	–	(2,840,000)

Net loss for the year	–	–	–	–	–	–	–	(6,903,557)	(6,903,557)

Balance – May 31, 2012	307,416,654	307,417	115,289,842	–	150,000	109,000	(1,600,000)	(109,411,161)	4,845,098

Issuance of common shares for independent compensation	1,000,000	1,000	39,000	–	–	–	–	–	40,000

Issuance of common shares for cash at $0.05	13,000,000	13,000	637,000	–	(150,000)	–	–	–	500,000

Stock-based compensation	–	–	448,982	–	–	–	–	–	448,982

Deemed interest on interest-free loan from a related party	–	–	–	–	–	28,379	–	–	28,379

Impairment of marketable securities	–	–	–	–	–	–	1,600,000	–	1,600,000

Unrealized loss on marketable securities	–	–	–	–	–	–	(1,020,000)	–	(1,020,000)

Net loss for the year	–	–	–	–	–	–	–	(4,237,531)	(4,237,531)

Balance – May 31, 2013	321,416,654	321,417	116,414,824	–	–	137,379	(1,020,000)	(113,648,692)	2,204,928

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2013
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at May 31, 2013, the Company has not generated any revenues and has accumulated losses of $113,648,692 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company plans to raise equity and/or debt financing to fund its operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at May 31, 2013, the Company’s only component of other comprehensive loss and accumulated other comprehensive loss is an unrealized fair value loss on available for sale marketable securities.

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2013
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	f)	Marketable Securities

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

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440 Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of May 31, 2013 and 2012.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2013
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	k)	Financial Instruments

ASC 825, Financial Instruments requires an entity to maximize the use of observable inputs and the fair value of financial instruments, which include cash and cash equivalents, restricted cash equivalent, restricted marketable securities, accounts payable and loan from related party were estimated to approximate their carrying values due to the immediate or short-term maturities of these financial instruments.

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

The functional and reporting currency of the Company is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with ASC 830 Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average rates are used to translate revenues and expenses.

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

Certain reclassifications have been made to the prior years’ financial statements to conform to the current years’ presentation.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2013
(Expressed in U.S. dollars)

3.	Amounts Receivable

The components of amounts receivable are as follows:

	May 31,	May 31,
	2013	2012
	$	$

Recoverable value added tax	579,121	496,064
Recoverable harmonized sales tax	46,588	105,438
Interest receivable	236	784

	625,945	602,286

4.	Prepaid Expenses and Deposits

The components of prepaid expenses and deposits are as follows:

	May 31,	May 31,
	2013	2012
	$	$

Exploration expenses	-	44,500
General and administrative	7,768	9,423
Professional fees	-	2,066
Rent	80,018	128,670
Travel and investor relations	-	5,278

	87,786	189,937

5.	Restricted Cash Equivalent

As of May 31, 2013, the Company has pledged a $27,805 of GIC (May 31, 2012: $56,531) as security held on corporate credit cards.

6.	Restricted Marketable Securities

			May 31, 2013		May 31, 2012

		Fair Value	Other-than-		Fair Value
		Based On	temporary	Accumulated	Based On	Accumulated
		Quoted	Impairment	Unrealized	Quoted	Unrealized
	Cost	Market Price	Loss	Loss	Market Price	Loss
	$	$	$	$	$	$
Ruby Creek Resources Inc., 4,000,000 shares	2,760,000	140,000	(1,600,000)	(1,020,000)	1,160,000	(1,600,000)

The four million restricted shares of common stock of Ruby Creek Resources Inc. (“RCR”) were issued to the Company on December 16, 2010 as partial consideration to purchase the mineral property interests under the agreements between RCR and the Company. The initial fair market value of these shares was $2,760,000 based on RCR’s quoted stock price on the issuance date. Refer to Note 7b) for details on the agreements with RCR. As of May 31, 2013, the fair market value of these shares was $140,000 (May 31, 2012: $1,160,000) based on RCR’s quoted stock price and recorded as non-current assets. During the year ended May 31, 2013, the Company determined that $1,600,000 of unrealized losses were other than temporary and were recognized as an other expense in net loss and were removed from accumulated other comprehensive loss.

7.	Mineral Properties and Licenses

	a)	Handeni Properties, Tanzania, Africa

On September 21, 2010, the Company completed a Mineral Property Acquisition Agreement with IPP Gold Limited (“IPP Gold”), and the Company acquired four prospecting licenses (“PLs”) totalling approximately 800 square kilometres, located in the Handeni District of Tanzania (the “Handeni Properties”). IPP Gold retained a 2.5% net smelter royalty (“NSR”) on the Handeni Properties and the Company has the option to reduce the NSR to 1.25% by paying $5,000,000. If the NSR is reduced to 1.25% the maximum NSR for any year is capped at $1,000,000. In any year the NSR payment is less than $1,000,000 the difference between the actual NSR payment and $1,000,000 will be carried forward to subsequent years. In addition if the London spot price for gold is equal to or greater than $1,500 then the NSR will increase from 2.5% to 3%. The Company issued 133,333,333 restricted shares of common stock to IPP Gold to acquire the Handeni Properties and no further payments to IPP Gold in shares or cash are required.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2013
(Expressed in U.S. dollars)

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

On August 5, 2011, the Company entered a Mineral Property Acquisition Agreement (the “2011 Acquisition Agreement”) with Handeni Resources Limited (“Handeni Resources”), a limited liability company registered under the laws of Tanzania. The Chairman of the Board of Directors of the Company has an existing ownership and/or beneficial interest(s) in Handeni Resources. Pursuant to the 2011 Acquisition Agreement, the Company had an exclusive option to acquire from Handeni Resources a 100% interest in mineral licenses covering an area of approximately 2.67 square kilometres to the east of Magambazi Hill, which is adjacent to the area covered by the Company’s four existing PLs (totalling approximately 800 square kilometres) in the Handeni District.

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

During the year ended May 31, 2013, the Company paid $106,081 (2012 - $31,596) in annual rental and license renewal fees related to the Company’s four PLs and 32 PMLs, which were recorded as exploration expenses.

	b)	Mkuvia Alluvial Gold Project, Tanzania, Africa

The Mkuvia Alluvial Gold Project is comprised of four PLs covering a total area of 380 square kilometers and is located in the Nachingwea District, Lindi Region of the Republic of Tanzania. The Company is aware that the four PLs expired during May and June of 2012. The Company is currently evaluating whether any viable interest remains in these PLs, but no final determination has been made as of yet. As at May 31, 2013 and 2012, the Company has no capitalized costs related to the Mkuvia Alluvial Gold Project.

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

On June 5, 2009, the Company entered into a new joint venture which reduced the area covered by the original agreement to approximately 380 square kilometres. Pursuant to the new joint venture agreement, the Company was required to pay $40,000 upon the signing of the new agreement. In addition, the joint venture partner is still entitled to receive a perpetual net smelter royalty return of 3%. By entering into the new joint venture agreement, the Company is no longer required to pay the balance of the $460,000 previously due under the prior joint venture agreement. The new joint venture agreement covers PLs No. 5673/2009, No. 5669/2009, No. 5664/2009, and No. 5662/2009, all of which were renewed on June 12, 2009 for a period of three years.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2013
(Expressed in U.S. dollars)

7.	Mineral Properties and Licenses (continued)

	b)	Mkuvia Alluvial Gold Project, Tanzania, Africa (continued)

On November 7, 2009, the Company entered into its first agreement with Ruby Creek Resources Inc. (“RCR”) in which RCR has the right to acquire a 70% interest in 125 square kilometres of the Company’s interest in the 380 square kilometres covered by the four PLs in the Mkuvia Alluvial Gold Project in consideration for $3,000,000 payable as follows:

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

During fiscal 2010 the Company recognized $350,000 in other income for the receipt of option payments (see i), ii) and iii) above). On May 24, 2010, in a second agreement (fully executed on June 16, 2010) between RCR and the Company, RCR has to the right to earn a 70% interest in the remaining 255 square kilometres of the 380 square kilometre Mkuvia Alluvial Gold Project by making additional payments totalling $6,000,000 to the Company.

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

During fiscal 2011 the Company recognized a total of $3,110,000 in other income for the receipt of the shares at fair market value and the option payments (i) and (ii). The Company has not yet received the $450,000 option payment (iii) nor received the $1,000,000 option payment (iv) which are overdue and the agreement is in default. PLs numbered 5664/2009 and 5669/2009, which form a part of the joint venture project, were registered to a third party without the Company’s approval.

RCR filed a lawsuit against the Company in the Supreme Court, State of New York, on February 8, 2012, alleging the Company’s involvement in a fraudulent transfer and breach of agreements. The Company is of the view that such allegations are without merit and intends to continue to vigorously defend against the RCR lawsuit and to pursue its claims against RCR in New York. (Also see Note 13 d), below).

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2013
(Expressed in U.S. dollars)

7.	Mineral Properties and Licenses (continued)

d)

On November 17, 2006, the Company entered into an Asset Purchase Agreement with Atlas to acquire PL No. 3920/2006 known as “Shinyanga” or “Magembe,” which covers an area of approximately 46 square kilometres in Tanzania. The Licenses were transferred to the Company’s name on signing the agreement for an aggregate purchase price of $200,000 (paid) and 4,500,000 restricted shares of common stock. The Company determined the fair value of the shares to be $3,172,500. As at May 31, 2007, the Company issued 1,500,000 shares at the fair value of $1,057,500. During fiscal 2010, the Company decided to focus on other properties and has let the Magembe PL lapse. As at May 31 2011, the remaining 3,000,000 shares at the fair value of $2,115,000 was included in common stock subscribed. During fiscal 2012 it was determined that the Company no longer has any obligations under this agreement, including the obligation to issue such 3,000,000 shares, and therefore the $2,115,000 was recorded during the fiscal year ended May 31, 2012 as a recovery of mineral property costs for stock no longer issuable.

e)

On November 17, 2006, the Company entered into an Asset Purchase Agreement with Hydro Geos to acquire six PLs, which covered an area of approximately 2,388.79 square kilometres in Tanzania. PLs had been transferred to the Company’s name on signing the agreement for a then aggregate and proposed purchase price of $600,000 (the “Cash Payments”) and the proposed issuance of 4,000,000 restricted shares of the Company’s common stock at a fair value of $2,820,000. An initial Cash Payment of $150,000 was made on the signing of the agreement, however, no further Cash Payments were made and no common shares of the Company were issued due to the fact that the underlying PLs were allowed to lapse by Hydro Geos. During fiscal 2012 it was determined that the Company no longer has any obligations under this agreement, including the obligation to pay such $250,000, and therefore the accrued $250,000 liability was written off during the fiscal year ended May 31, 2012.

8.	Property and Equipment

	May 31, 2013			May 31, 2012
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value

Automobile vehicles	349,283	251,134	98,149	222,528
Camp and equipment	197,011	89,098	107,913	173,583
Office furniture and equipment	102,824	65,499	37,325	67,283
Software	6,391	4,305	2,086	127

	655,509	410,036	245,473	463,521

9.	Related Party Transactions

a)

On December 7, 2012, the Company entered into a facility agreement with IPP Ltd., a private company controlled by the chairman of the Company. The facility agreement ensures that the Company will have sufficient funding for its key exploration activities up to June 2013. The funding is in the form of an interest free unsecured loan to the Company of up to $720,000 by way of monthly drawdowns of a maximum amount of US$100,000 per calendar month up to and including June 2013. The total amount drawn down by the Company is due to be repaid on or before December 31, 2013. As of May 31, 2013, IPP Ltd. had provided a total of $545,683 to the Company pursuant to this facility agreement. For the year ended May 31, 2013, $28,379 of deemed interest was calculated at an annual interest rate of 10% which approximated the fair market value, and was recorded as interest expense and donated capital.

b)

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

c)

During the year ended May 31, 2013, the Company incurred administration and professional services fees of $144,000 (2012 - $164,000) to a director, the current President and Chief Executive Officer (the “CEO”), of which $39,000 remains payable as at May 31, 2013 (2012 - $Nil). In addition, the Company incurred geological and investor relations service fees of $54,000 (2012 - $43,000) to a private company controlled by a person who is related to the CEO, of which $10,000 remains payable (2012 - $Nil).

During the year ended May 31, 2012, the Company also paid $25,200 representing 60% of rental expenses associated with renting the CEO’s family house in Tanzania, pursuant to the Executive Services Agreement and granted to the CEO 1,500,000 stock options at a price of $0.45 per share exercisable for 10 years.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2013
(Expressed in U.S. dollars)

9.	Related Party Transactions (continued)

d)

During the year ended May 31, 2013, the Company incurred administration and professional services fees of $141,476 (2012 - $58,480) to the Company’s current Chief Financial Officer (the “CFO”) who was appointed in March 2012, of which $7,253 plus GST of $364 remains payable as at May 31, 2013 (2012 - $Nil). On March 1, 2012, the Company also granted the CFO 1,000,000 stock options at a price of $0.11 per share exercisable for 5 years.

e)

During the year ended May 31, 2013, the Company incurred administration, consulting and director’s fees of $68,000 (2012 - $168,000) to a former President and CEO who resigned effective on November 22, 2011 and continued to provide consulting services and is presently a director, of which $20,000 remains payable as at May 31, 2013 (2012 - $Nil). During the year ended May 31, 2012, the Company granted to this former CEO 3,000,000 stock options at a price of $0.45 per share exercisable for 10 years.

	f)	Effective on April 10, 2012, the Board of Directors (the “Board”) approved a compensation package to independent directors of the Company as follows:

		(1)	annual independent director fees of $30,000;

		(2)	meeting attendance fees of $1,000 per meeting;

		(3)	additional annual fees of $10,000 to the Company’s Board Committee Chairperson; and

		(4)	additional annual fees of $20,000 to the Vice Chairman of the Board.

of which $93,250 remains payable as at May 31, 2013 (2012 - $30,000).

During the year ended May 31, 2013, the Company granted to each independent director 200,000 stock options at a price of $0.08 per share exercisable for 10 years for a total of 1,000,000 stock options and 200,000 shares of the Company’s common stock with a fair value of $0.04 per share for a total of 1,000,000 shares as stock-based compensation. Such stock options and shares were granted under the Company’s November 2010 Stock Incentive Plan.

During the third quarter ended February 28, 2013, two of these independent directors resigned respectively and the related 400,000 granted stock options were forfeited in the fourth quarter ended May 31, 2013.

g)

During the year ended May 31, 2012, the Company paid consulting fees of $15,441 to the former CEO who resigned effective on June 21, 2011 and $50,113 of investor relations service fees to a person related to this former CEO.

h)

During the year ended May 31, 2012, the Company paid $39,758 of officer fees and $9,726 of continuing consulting fees to a former CFO who resigned effective on December 12, 2011. The Company also granted to this former CFO 750,000 stock options at a price of $0.45 per share, and such options were forfeited on March 14, 2012

i)	During the year ended May 31, 2012, the Company paid $26,738 of executive officer fees and $38,285 of continuing consulting fees to a former CFO who resigned effective on September 22, 2011.

10.	Common Stock and Additional Paid-in Capital

The authorized common stock of the Company consists of 500,000,000 shares, with $0.001 par value. The following is a summary of the Company’s issued and outstanding common stock during the fiscal years ended May 31, 2013 and 2012:

	Common Stock		Additional Paid-In
	Shares	Par Value	Capital
	#	$	$
Balance as at May 31, 2011	292,416,654	292,417	111,925,974
Shares Issued for Mineral Licenses	15,000,000	15,000	1,635,000
Value Assigned to Options Granted or Vested	-	-	1,728,868
Balance as at May 31, 2012	307,416,654	307,417	115,289,842
Shares Issued for Independent Directors’ Compensation	1,000,000	1,000	39,000
Shares Issued for cash at $0.05 per share	13,000,000	13,000	637,000
Value Assigned to Options Granted or Vested	-	-	448,982
Balance as at May 31, 2013	321,416,654	321,417	116,414,824

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2013
(Expressed in U.S. dollars)

10.	Common Stock and Additional Paid-in Capital (continued)

For the Year Ended May 31, 2013

During the year ended May 31, 2013, the Company received $500,000 (for the year ended May 31, 2012: $150,000) for subscriptions pursuant to the Company’s private placements. In January 2013, the Company completed these private placements and issued 13,000,000 shares of the Company’s common stock at $0.05 per share.

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

The Company adopted an Stock Option Plan, dated November 29, 2010 (the “November 2010 Stock Incentive Plan”), under which the Company is authorized to grant stock options to acquire up to a total of 40,000,000 shares of common shares. On July 4, 2012, the Company granted stock options to its independent directors to acquire a total of 1,000,000 common shares at an exercise price of $0.08 per share exercisable for 10 years, and during the year ended May 31, 2013, 1,000,000 vested options were forfeited. At May 31, 2013, the Company had 10,700,000 shares of common stock available to be issued under the November 2010 Stock Incentive Plan.

There were no stock options exercised during the year ended May 31, 2013 and 2012, and there were no intrinsic values of outstanding options at May 31, 2013 and 2012.

The following table summarizes the continuity of the Company’s stock options:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
	#	$	(years)	$

Outstanding, May 31, 2011	36,493,333	0.21	8.93	8,824,000
Granted	6,250,000	0.40	7.61	-
Forfeited	(14,443,333)	0.23	6.60	-

Outstanding, May 31, 2012	28,300,000	0.24	8.53	-
Granted	1,000,000	0.08	9.10	-
Forfeited	(1,000,000)	0.15	8.14	-

Outstanding, May 31, 2013	28,300,000	0.23	7.56	-

Exercisable, May 31, 2013	28,300,000	0.23	7.56	-

The stock options outstanding are exercisable for cash or on a cashless exercise basis using a prorated formula whereby the number of shares issuable is equal to (a) the average closing price for the five days prior to exercise date (“ACP”) in excess of the exercise price, divided by (b) the exercise price multiplied by (c) the number of options exercised. During the year ended May 31, 2013 and 2012, no cashless stock options were exercised.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2013
(Expressed in U.S. dollars)

11.	Stock Options (continued)

As at May 31, 2013, all non-vested stock options were vested. A summary of the Company’s non-vested stock options changes during the years ended May 31, 2013 and 2012 are presented below:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value
	#	$
Non-vested at May 31, 2011	20,100,000	0.36
Granted	5,500,000	0.45
Forfeited	(5,920,000)	0.33
Vested	(12,990,000)	0.24
Non-vested at May 31, 2012	6,690,000	0.23
Granted	1,000,000	0.08
Vested	(7,690,000)	0.02
Non-vested at May 31, 2013	-	-

As at May 31, 2013, there was $Nil of unrecognized compensation costs related to non-vested stock option agreements (2012 - $430,692).

The stock options outstanding are exercisable for cash or on a cashless exercise basis using a prorated formula whereby the number of shares issuable is equal to (a) the average closing price for the five days prior to exercise date (“ACP”) in excess of the exercise price, divided by (b) the exercise price multiplied by (c) the number of options exercised. During the years ended May 31, 2013 and 2012, no cashless stock options were exercised.

12.	Common Stock Purchase Warrants

During the year ended May 31, 2013, there were no stock purchase warrants granted and 40,162,262 stock purchase warrants expired.

Pursuant to a release and indemnification agreement, the Company granted 300,000 stock purchase warrants on July 7, 2011 to acquire 300,000 common shares at a price of $0.30 per share exercisable for one year period. The fair value of the granted warrants was $81,158 estimated at the date of grant using the Black-Scholes option-pricing model.

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted	Weighted Average
		Average	Remaining Contractual
	Number of Warrants	Exercise Price	Life
	#	$	(years)

Balance, May 31, 2011	53,416,417	0.33	1.68
Issued	300,000	0.30	0.10
Balance, May 31, 2012	53,716,417	0.33	0.67
Expired	(40,162,262)	0.26	-
Balance, May 31, 2013	13,554,155	0.52	0.33

As at May 31, 2013, the following common share purchase warrants were outstanding:

		Remaining
Number of	Exercise	Contractual
Warrants (#)	Price ($)	Life (years)

13,554,155	0.52	0.33

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2013
(Expressed in U.S. dollars)

13.	Commitments and Contingency

a)

The Company was committed to the payment of a cash fee of 7% within 48 hours of the receipt of proceeds from the exercise of any warrants attached to the 17,757,777 units sold by Rodman & Renshaw in the March 2011 private placements. During the year ended May 31, 2013, 5,446,667 stock purchase warrants related to such units expired. The remaining 12,311,110 stock purchase warrants related to such units are exercisable on or before September 29, 2013.

b)

On February 8, 2012, RCR filed a lawsuit against the Company in the Supreme Court, State of New York, in which RCR alleges that the Company participated in a fraudulent transfer of certain mineral property interests in Tanzania that RCR had the right to purchase pursuant to a series of agreements with the Company (see Note 7b).

On February 23, 2012, the Company filed a lawsuit against RCR in the Supreme Court of British Columbia (the “British Columbia Action”), seeking relief for RCR’s breach of its payment obligations under these agreements and seeking an order that RCR remove the U.S. restrictive legend from RCR shares issued to the Company (see Note 6) under the agreements. As of May 31, 2013, RCR is in default with respect to $1.45 million in scheduled payments due to the Company under the agreements.

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

Pursuant to ASC 820, the fair value of the Company’s cash and cash equivalents, restricted cash equivalent and restricted marketable securities are determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Management believes that the recorded values of all of the Company’s other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

As at May 31, 2013, there were no liabilities measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet. Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of May 31, 2013, as follows:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	May 31,
	(Level 1)	(Level 2)	(Level 3)	2013
Assets:
Cash and cash equivalents	$206,402	$–	$–	$206,402
Restricted cash equivalent	27,805	–	–	27,805
Restricted marketable securities	140,000	–	–	140,000

Total assets measured at fair value	$374,207	$–	$–	$374,207

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2013
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

The fair values for stock options granted were estimated at the date of grant using the Black-Scholes option pricing model under the following weighted average assumptions:

	For Stock Options		For Stock Purchase Warrants
	The Year Ended,		The Year Ended,
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Expected dividend yield	0%	0%	Nil	0%
Risk-free interest rate	2.32%	3.0%	Nil	0.20%
Expected volatility	164%	163%	Nil	136%
Expected option life (in years)	8.89	8.02	Nil	1.00

The weighted average fair value of stock options granted or vested during the year ended May 31, 2013 was $0.03 per share (2012 - $0.09) and the weighted average fair value of stock purchase warrants granted during the year ended May 31, 2013 was $Nil (2012 - $0.27) . During the year ended May 31, 2013 and 2012, the Company expensed the following stock-based compensation as consulting fees or general and administrative fees.

	The Year Ended,
	May 31, 2013	May 31, 2012

Fair value for stock options	$448,982	$1,647,710
Fair value for stock purchase warrants	-	81,158
Fair value for common stock shares granted to independent directors	40,000	-
Total stock based compensation	$488,982	$1,728,868

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2013
(Expressed in U.S. dollars)

16.	Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statements. A summary of non-cash transactions and other cash information for the accumulated from January 5, 2004, the date of inception, to May 31, 2013, and for the year ended May 31, 2013 and 2012 is as follow:

			Accumulated
			from January 5,
			2004 (Date of
	For the Year Ended,		Inception) to
	May 31, 2013	May 31, 2012	May 31, 2013
Changes in non-cash financing and investing activities:
Amount owing pursuant to mineral license acquisition agreements included in accrued liabilities	$-	$(250,000)	$-
Common stock subscribed for mineral licenses acquired	-	(2,203,000)	-
Common stock subscribed for mineral property consulting fees	-	(50,000)	-
Common stock issued to settle related party payable	-	-	619,306
Common stock issued for independent directors' compensation	40,000	-	40,000
Common stock issued for mineral licenses acquired	-	1,650,000	76,446,750
Common stock gifted to the Company to settle liabilities	-	-	100,000
Investment securities received and sold	-	-	79,603
Other cash flow information:
Interest paid	$-	$-	$-
Taxes paid	-	-	-

17.	Segment Disclosures

The Company operates in one reportable segment, being the acquisition and exploration of mineral properties. Segmented information has been compiled based on the geographic regions of the Company and its subsidiaries.

Assets by geographical segment as at May 31, 2013 and 2012 are as follows:

	Canada	Tanzania, Africa	Total
Current assets	$ 191,292	$ 728,841	$ 920,133
Restricted cash equivalent	27,805	-	27,805
Restricted marketable securities	140,000	-	140,000
Mineral licenses	-	1,650,000	1,650,000
Equipment, net	7,722	237,751	245,473
Total assets, at May 31, 2013	$ 366,819	$ 2,616,592	$ 2,983,411

	Canada	Tanzania, Africa	Total
Current assets	$941,374	$737,738	$1,679,112
Restricted cash equivalent	56,531	-	56,531
Restricted marketable securities	1,160,000	-	1,160,000
Mineral licenses	-	1,650,000	1,650,000
Equipment, net	10,141	453,380	463,521
Total assets, at May 31, 2012	$2,168,046	$2,841,118	$5,009,164

Net loss by geographical segment for the year ended May 31, 2013 and 2012 are as follows:

For the Period Ended May 31, 2013
Net Loss	$2,767,929	$1,469,602	$4,237,531

For the Year Ended May 31, 2012
Net Loss	$1,235,925	$5,667,632	$6,903,557

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2013
(Expressed in U.S. dollars)

18.       Income Taxes

The Company ac counts for income taxes under ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

The Company is subject to U.S. federal and state income tax and has concluded substantially all U.S. federal and state income tax matters for tax years through May 31, 2010. The tax filings for years from 2011 to 2013 are subject to audit by U.S. jurisdictions. The Company’s Canadian office has filed its Canadian corporate income tax returns under the “Voluntary Disclosure Program”, and the tax filings for years from 2011 to 2013 are subject to audit by Canadian jurisdictions. The Company’s Tanzania subsidiaries are subject to Tanzania income tax, the tax filings for the years 2013 and 2012 are subjected to audit by Tanzania jurisdictions.

Income tax expense differs from the amount that would result from applying the U.S federal income tax rates to earnings before income taxes. The Company has net operating losses carried forward of approximately $25 million available to offset taxable income in future years which begin expiring in fiscal 2025. Pursuant to ASC 740, the potential benefits of the net operating losses carried forward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The income tax benefit differs from the amount computed by applying the federal income tax rate of 35% to net loss before income taxes for the years ended May 31, 2013 and 2012 as a result of the following:

	May 31,	May 31,
	2013	2012
	$	$

Loss before taxes	(4,237,531)	(6,903,557)

Statutory rate	35%	35%

Computed expected tax recovery	(1,483,136)	(2,416,245)

Permanent differences	953,241	2,660,957

Foreign tax rate differences	59,789	237,365

Valuation allowance change	470,106	(482,077)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at May 31, 2013 and 2012, after applying enacted federal income tax rates, are as follows:

	May 31,	May 31,
	2013	2012
	$	$

Net operating losses carried forward	8, 857,785	7,341,171
Capital losses available	19,975	19,975
Mineral properties tax basis in excess of book value	3,603,307	4,649,814

Valuation allowance	(12,481,067)	(12,010,960)

Net deferred income tax asset	–	–

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

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on this assessment, management concluded that, as of the end of our fiscal year ended May 31, 2013, our internal control over financial reporting was not effective due to material weaknesses, as more fully described below.

Management identified the following material weaknesses in internal control over financial reporting:

1.	Certain entity level controls establishing a “tone at the top” were considered material weaknesses.

2.	The Company’s board of directors and executive officers are located in multiple countries, which has caused limited segregation of duties and is not consistent with good internal control procedures.

3.	The Company has a limited management team to establish sufficient segregation of duties, which was considered a material weakness.

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

The Company and its management are endeavoring to correct the above noted weaknesses in internal control over financial reporting. We have established an audit committee, corporate governance and compensation committee with sufficient independent members, and we have identified an “expert” for the audit committee to advise other members as to correct accounting and reporting procedures. In addition, we are establishing written policies outlining the duties of each of the directors and officers of the Company to facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal quarter ended May 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                OTHER INFORMATION

None.

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Name	Age	Position Held	Board Committee Memberships

Reginald Mengi	70	Chairman and Director	N/A

Reyno Scheepers	56	President, Chief Executive Officer and a director	N/A

William Lamarque	58	Vice Chairman and Director	Audit Committee (Chair)

Emmanuel Ole Naiko	61	Director	Corporate Governance and Compensation Committee (Chair); Audit Committee

Douglas Boateng	48	Director	Corporate Governance and Compensation Committee

Gizman Abbas	40	Director	Audit Committee

Melinda Hsu	49	Secretary, Treasurer and Chief Financial Officer	N/A

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

Reyno Scheepers has served as a director since September 21, 2010 and as our President and Chief Executive Officer since November 21, 2011. Dr. Reyno Scheepers’ involvement with the mining industry stretches for a period of 29 years. He started off as a researcher at the Fuel Research Institute (CSIR) of South Africa where he gained experience in the composition and characteristics of various South African coal fields. This was followed by a two year period as a geologist at a South African gold mine where he gained experience in underground geology, underground and surface exploration and gold exploration project planning. He then joined the University of Stellenbosch where he became a professor in petrology/mineralogy in 1999.

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

Dr. Scheepers’ interest in providing small scale miners with the necessary skills to conduct safe and effective mining led to the establishment of the Gemstone Research Centre at Stellenbosch University.Dr. Scheepers received his B.Sc. (Hons), Cum Laude in 1979, his M.Sc, Cum Laude in 1982 and his PhD in 1990 from the University of Stellenbosch.

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

Douglas Boateng has served as a director since September 21, 2010 and as our President and Chief Executive Officer from August 18, 2011 to November 20, 2011. Dr. Douglas Boateng has over 18 years of extensive multi-sector international experience. His career includes positions as a CEO, director and senior level consulting in Technology (ICT), Chemicals/Pharma-chemical, Pharmaceutical and Biotechnology, Aviation, Engineering, Business management, Mergers and Acquisitions, Strategic alliance and partnerships, Logistics and Supply Chain Management, Media, Consulting, Corporate and Strategic Business Development, Corporate Governance and Advisory services to selected Government ministries. Dr. Boateng has also successfully worked and consulted for some of the world’s leading corporation’s in Europe, the United States and Africa.

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

Melinda Hsu has served as our Secretary, Treasurer and Chief Financial Officer since March 1, 2012 and as our controller since November 2011. Ms. Hsu has been the president and principal of AMICA Resource Inc. (“AMICA”), a private company, since September 2007. Through AMICA, Ms. Hsu provides consulting services to various public and private companies, including Dejour Energy Inc. as a senior consultant since February 2011 and as a controller from September 2007 to April 2008, and Silverado Gold Mines Ltd. as a controller from April 2008 to October 2010.

Ms. Hsu has been directly involved in mining and oil and gas industries for more than ten years, with strengths in Canadian and U.S. public financial reporting and regulatory compliance, Canadian and U.S. tax, internal control policies, budgeting and strategic planning. In addition, Ms. Hsu has over 25 years of diversified business experience in areas of accounting, finance, budget, corporate development, marketing and administration experience in Canada and China. She received her Certified General Accountant designation from the CGA Association of British Columbia, Canada, in 2004 and graduated from the People’s University of China in 1988 with a Master’s degree in Business Administration.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the Board.

Board of Directors Meetings

During the fiscal year ended May 31, 2013, our board of directors had five Board of Directors meetings, six Audit Committee meetings, and two Corporate Governance and Compensation Committee meetings through in-person or teleconference calls.

Significant Employees

Other than the officers and directors described above, we had approximate ten full-time equivalent employees and consultants as of May 31, 2013, seven of which were located in Tanzania. We also retain independent geologists and consultants on a contract basis to conduct the work programs on our mineral properties in order to carry out our plan of operations.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons with respect to our most recent fiscal year, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended May 31, 2013, although there was one late Form 4 filing by director Gizman Abbas, with respect to the grant of shares and options to him under the Company’s Stock Incentive Plan..

Code of Ethics

We have adopted a code of ethics applicable to our directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics is incorporated by reference as an exhibit to this Report and can be reviewed on our corporate website located at www.handenigold.com. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a report on Form 8-K filed with the SEC.

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

The Audit Committee is to assist the Board of Directors in fulfilling its oversight responsibilities and its primary duties and responsibilities are to:

•	review management’s identification of principal financial risks and monitor the process to manage such risks;

•	oversee and monitor the Company’s compliance with legal and regulatory requirements;

•	receive and review the reports of the Audit Committee of any subsidiary with public securities;

•

oversee and monitor the integrity of the Company’s accounting and financial reporting processes, financial statements and system of internal controls regarding accounting and financial reporting and accounting compliance;

•	oversee the audit of the Company’s financial statements;

•	oversee and monitor the qualifications, independence and performance of the Company’s external auditors and internal auditing department;

•	provide an avenue of communication among the external auditors, management, the internal auditing department and the Board of Directors; and

•	report to the Board of Directors regularly.

The Audit Committee has the authority to conduct any review or investigation appropriate to fulfilling its responsibilities. It shall have unrestricted access to personnel and information, and any resources necessary to carry out its responsibility. In this regard, the Audit Committee may direct internal audit personnel to particular areas of examination.

Corporate Governance and Compensation Committee

The Company has combined the Corporate Governance Committee and the Compensation Committee into a Corporate Governance and Compensation Committee since January 22, 2013. As of the date of this annual report on Form 10-K, the Company’s Corporate Governance and Compensation Committee is comprised of two directors, Emmanuel Ole Naiko (who acts as Chairman), and Douglas Boateng. Mr. Douglas Boateng is not independent as defined under Rule 5605(c)(2) of the NASDAQ listing rules and as determined under Rule 10A-3 of the Exchange Act.

The Corporate Governance and Compensation Committee is to (i) identify and recommend to the Board individuals qualified to be nominated for election to the Board, (ii) recommend to the Board the members and Chair for each Board committee and (iii) periodically review and assess the Corporation’s corporate governance principles and make recommendations for changes thereto to the Board, (iv) assist the Board in fulfilling its oversight responsibilities relating to officer and director compensation, succession planning for senior managements, development and retention of senior management, and such other duties as directed by the Board.

Steering Committee

Since January 2013, the Steering Committee has been specifically established for the purpose of overseeing, directing and monitoring administrative and financial affairs, corporate priorities and future direction, key business issues and major operation activities through weekly meetings.

Currently the Company’s Steering Committee consists of the following members:

William Lamarque (who acts as Chairman), Vice Chairman and Director

Reyno Scheepers, President, Chief Executive Officer and Director

Gizman Abbas, Director

Melinda Hsu, Chief Financial Officer

Matthew Bonner, Advisor through EAS Advisors LLC. Mr. Bonner provides services through EAS Advisors, LLC, a New York based corporate advisory firm that supports companies operating in the mining, metals, energy, infrastructure and agriculture sectors. Prior to joining EAS Advisors, Mr Bonner served as General Counsel at BalanTrove Partners a hedge fund focused on energy, mining and infrastructure. Prior to joining BalanTrove, Mr. Bonner worked for three years in Baker & McKenzie’s London office where he advised on domestic and cross border public and private M&A, joint ventures, capital market transactions and project development. Mr. Bonner worked for five years at Bowman Gilfillan, one of the leading law firms in South Africa, based in both their Johannesburg and London offices. Between 2007 and 2008 Mr. Bonner ran the London office of Bowman Gilfillan where he advised on private cross-border and domestic M&A and general corporate matters. Mr. Bonner has advised on transactions spanning six continents in a variety of sectors but with a particular focus on emerging markets and the energy, mining and infrastructure sector. Mr. Bonner graduated from the University of the Witwatersrand in Johannesburg, South Africa with a Bachelor of Arts in English and History (1999) and a Bachelor of Laws (cum laude) (2002). Mr. Bonner is admitted as an attorney and notary in South Africa.

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

Mr. C. Lötter (Geophysics and Exploration Geology) has 30 years’ experience in mining and exploration geophysics and has run his own consulting and contracting business for 20 years. He has extensive experience in the Greenstone terrains of southern, eastern and western Africa as well as the Zambian and Botswana Copper belts. Mr. Lotter is involved in survey planning and design and QC/QA and interpretation, including 2D/3D forward and inversion modelling, on a daily basis.

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

ITEM 11.                EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The table below summarizes all compensation awarded to, earned by or paid to our executive officers by any person for all services rendered in all capacities to us during our fiscal years ended May 31, 2013 and 2012.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Comp- ensation ($)	Non- qualified Deferred Comp- ensation Earnings ($)	All Other Compensation ($)	Total ($)
Reyno Scheepers (1) President & Chief Executive Officer	2013	Nil	Nil	Nil	Nil	Nil	Nil	144,000(1a)	144,000
	2012	Nil	Nil	Nil	165,000	Nil	Nil	189,200(1b)	354,200
Melinda Hsu (2) Chief Financial Officer, Secretary and Treasurer	2013	13,056	Nil	Nil	Nil	Nil	Nil	128,420(2a)	141,476
	2012	Nil	Nil	Nil	113,187	Nil	Nil	58,480(2b)	171,667
Douglas Boateng (3) Former President & Chief Executive Officer	2013	Nil	Nil	Nil	Nil	Nil	Nil	68,000(3a)	68,000
	2012	Nil	Nil	Nil	330,000	Nil	Nil	168,000(3b)	498,000
Debra Farquharson (4) Former Chief Financial Officer, Secretary and Treasurer	2013	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2012	Nil	Nil	Nil	7,500	Nil	Nil	49,484(4)	56,984
Harpreet Sangha (5) Former President & Chief Executive Officer	2013	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2012	Nil	Nil	Nil	Nil	Nil	Nil	15,441(5)	15,441
Herminder Rai (6) Former Chief Financial Officer, Secretary and Treasurer	2013	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2012	Nil	Nil	Nil	Nil	Nil	Nil	65,023(6)	65,023

(1)

Mr. Scheepers was appointed as our President and Chief Executive Officer effective on November 21, 2011 and as our Chief Operating Officer effective on October 6, 2011. Mr. Scheepers has been a director since September 21, 2010. The “Other Compensation” to Mr. Scheepers consists of:

	a)	$144,000 in executive and administration service fees during the fiscal year ended May 31, 2013, of which $39,000 remained as payable at May 31, 2013;
b)

$164,000 in consulting and executive service fees (including $68,000 of consulting fees was paid prior to October 2011 for his professional and interim management services rendered to the Company) as well as $25,200, which represents the payment of 60% of Mr. Scheepers expenses associated with renting a family house in Dar Es Salaam pursuant to his Executive Services Agreement with the Company.

(2)	Ms. Hsu was appointed as our Chief Financial Officer, Secretary and Treasurer effective on March 1, 2012. The “Other Compensation” to Ms. Hsu consists of:
a)

$128,420 in executive and administration service fees during the fiscal year ended May 31, 2013 earned by a private company controlled by Ms. Hsu, of which $7,253 plus GST of $364 remained as payable at May 31, 2013.

b)

$58,480 in consulting fees, which were paid to a private company controlled by Ms. Hsu during the year ended May 31, 2012. Included in the consulting fees is $20,888 paid prior to March 2012 for Ms. Hsu’s professional services as our controller on a part-time basis.

(3)

Mr. Boateng was appointed as our President and Chief Executive Officer effective on August 18, 2011 and resigned effective on November 21, 2011. Mr. Boateng has been a director since September 21, 2010. The “Other Compensation” to Mr. Boateng consists of:

	a)	$68,000 of administration, consulting and director’s fees during the fiscal year ended May 31, 2013, of which $20,000 remained as payable at May 31, 2013.
b)

$168,000 in consulting fees, $30,000 of which was paid prior to August 2011 for his interim executive services and $78,000 of which was paid after November 2011 through to May 31, 2012 for his continuing services rendered as a director.

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

(6)

Mr. Rai resigned as our Chief Financial Officer, Secretary and Treasurer effective on September 22, 2011. The “Other Compensation” to Mr. Rai in 2012 consists of $65,023 in executive and consulting fees, of which $38,285 was paid from October 2011 to March 2012 for Mr. Rai’s continuing services rendered as a consultant.

Compensation of Directors

During the fiscal year ended May 31, 2013, the directors’ fees were earned by our independent directors of the Company as follows:

(1)	annual independent director fees of $30,000;

(2)	board meeting attendance fees of $1,000 per meeting;

(3)	additional annual fees of $10,000 to the Company’s Board Committee Chairperson; and

(4)	additional annual fees of $20,000 to the Vice Chairman of the Board.

The table below summarizes all compensation awarded to, earned by or paid to our current or former directors during our fiscal year ended May 31, 2013. Certain of our current or former directors served or have served as officers of the Company and any compensation they received due to their services are disclosed in the tables above and are not included in the table below.

Director Compensation

Name and Principal Position	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Reginald Mengi	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Reyno Scheepers (1)	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Douglas Boateng (1)	N/A	N/A	N/A	N/A	N/A	N/A	N/A
William Lamarque (2)	65,000	8,000	8,000	Nil	Nil	Nil	81,000
Emmanuel Naiko (3)	38,750	8,000	8,000	Nil	Nil	Nil	54,750
Gizman Abbas (4)	34,000	8,000	8,000	Nil	Nil	Nil	50,000
Mohan Kaul(5)	33,250	8,000	8,000	Nil	Nil	Nil	49,250
John Gerson(6)	19,250	8,000	8,000	Nil	Nil	Nil	35,250

(1)	See summary compensation table above.
(2)

Included in $65,000 of director’s fees is $21,500 which remained as payable as of May 31, 2013. $8,000 of stock awards represents a fair market value using the closing price at the date before 200,000 shares of our common stock granted on July 4, 2012. $8,000 of option awards represents a fair market value of 200,000 fully vested stock options with an exercise price at $0.08 per share expiring July 4, 2022, which was estimated at the date of grant using the black-Scholes option-pricing model.

(3)

Included in $38,750 of director’s fees is $25,500 which remained as payable as of May 31, 2013. $8,000 of stock awards represents a fair market value using the closing price at the date before 200,000 shares of our common stock granted on July 4, 2012. $8,000 of option awards represents a fair market value of 200,000 fully vested stock options with an exercise price at $0.08 per share expiring July 4, 2022, which was estimated at the date of grant using the black-Scholes option-pricing model.

(4)

Included in $34,000 of director’s fees is $21,750 which remained as payable as of May 31, 2013. $8,000 of stock awards represents a fair market value using the closing price at the date before 200,000 shares of our common stock granted on July 4, 2012. $8,000 of option awards represents a fair market value of 200,000 fully vested stock options with an exercise price at $0.08 per share expiring July 4, 2022, which was estimated at the date of grant using the black-Scholes option-pricing model.

(5)

Mr. Kaul resigned as a director on January 18, 2013. Included in $33,250 of director’s fees is $10,000 which remained as payable as of May 31, 2013. $8,000 of stock awards represents a fair market value using the closing price at the date before 200,000 shares of our common stock granted on July 4, 2012. $8,000 of option awards represents a fair market value of 200,000 fully vested stock options with an exercise price at $0.08 per share expiring July 4, 2022, which was estimated at the date of grant using the black-Scholes option-pricing model. Such 200,000 fully vested stock options were forfeited three months after Mr. Kaul’s resignation.

(6)

Mr. Gerson resigned as a director on December 12, 2012. Included in $19,250 of director’s fees is $14,500 which remained as payable as of May 31, 2013. $8,000 of stock awards represents a fair market value using the closing price at the date before 200,000 shares of our common stock granted on July 4, 2012. $8,000 of option awards represents a fair market value of 200,000 fully vested stock options with an exercise price at $0.08 per share expiring July 4, 2022, which was estimated at the date of grant using the black-Scholes option-pricing model. Such 200,000 fully vested stock options were forfeited three months after Mr. Gerson’s resignation.

Outstanding Equity Awards

The following table sets forth information at our fiscal year ended May 31, 2013 relating to outstanding equity awards that have been granted to the directors and named executive officers listed in the tables above:

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS						STOCK AWARDS
								Equity	Equity
								Incentive	Incentive
								Plan	Plan
								Awards:	Awards:
			Equity					Number	Market or
			Incentive					of	Payout
			Plan				Market	Unearned	Value of
			Awards:				Value of	Shares,	Unearned
	Number of	Number of	Number of			Number of	Shares or	Units or	Shares,
	Securities	Securities	Securities			Shares or	Units of	Other	Units or
	Underlying	Underlying	Underlying			Units of	Stock	Rights	Other
	Unexercised	Unexercised	Unexercised	Option		Stock That	That	That	Rights
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	That Have
Name	Exercisable	Unexercisable	Options	Price	Expiration	Vested	Vested	Vested	Not Vested
	(#)	(#)	(#)	($)	Date	(#)	($)	(#)	(#)

Reginald Mengi	10,000,000	N/A	N/A	$0.20	11/29/2020	N/A	N/A	N/A	N/A
Reyno Scheepers	4,000,000	N/A	N/A	$0.20	11/29/2020	N/A	N/A	N/A	N/A
	1,500,000	N/A	N/A	$0.45	11/30/2021	N/A	N/A	N/A	N/A
Melinda Hsu	1,000,000	N/A	N/A	$0.11	03/01/2017	N/A	N/A	N/A	N/A
Douglas Boateng	4,500,000	N/A	N/A	$0.20	11/29/2020	N/A	N/A	N/A	N/A
	3,000,000	N/A	N/A	$0.45	11/30/2021	N/A	N/A	N/A	N/A
William Lamarque	200,000	N/A	N/A	$0.08	07/04/2022	N/A	N/A	N/A	N/A
Emmanuel Naiko	200,000	N/A	N/A	$0.08	07/04/2022	N/A	N/A	N/A	N/A
Gizman Abbas	200,000	N/A	N/A	$0.08	07/04/2022	N/A	N/A	N/A	N/A

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

Officers and Directors
Title of class	Name and address of beneficial owner (1)	Amount and nature of beneficial owner (2)	Percentage of class (3)
Common Stock	Reginald Mengi(1)	158,333,333(4)	49.26%
Common Stock	Reyno Scheepers(1)	5,500,000(5)	1.71%
Common Stock	Douglas Boateng(1)	7,500,000(6)	2.33%
Common Stock	William Lamarque (1)	400,000(7)	0.12%
Common Stock	Emmanuel Naiko (1)	400,000(7)	0.12%
Common Stock	Gizman Abbas (1)	400,000(7)	0.12%
Common Stock	Melinda Hsu (1)	1,000,000(8)	0.31%
Common Stock	All executive officers and directors as a group	173,533,333	53.99%
5% or Greater Shareholders:
Title of class	Name and address of beneficial owner	Amount and nature of beneficial owner(2)	Percentage of class (3)
Common Stock	Reginald Mengi(1)	158,333,333(4)	49.26%
Common Stock	Zoeb Hassuji(9)	16,666,667	5.19%

1.	The address of our officers and directors is our Company’s address, which is Plot 228, Regent Estate, Dar es Salaam, the United Republic of Tanzania.
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

3.	Based on 321,416,654 shares of our common stock issued and outstanding as of August 9, 2013.
4.

Includes 133,333,333 shares held by IPP Gold Limited, 15,000,000 shares held by Handeni Resources Limited, and 10,000,000 fully vested stock options held by Mr. Mengi with an exercise price at $0.20 per share exercisable by November 29, 2020.

5.

Represents 4,000,000 fully vested stock options with an exercise price at $0.20 per share exercisable by November 29, 2020 and 1,500,000 fully vested stock options with an exercise price at $0.45 per share exercisable by November 30, 2021.

6.

Represents 4,500,000 fully vested stock options with an exercise price at $0.20 per share exercisable by November 29, 2020 and 3,000,000 fully vested stock options with an exercise price at $0.45 per share exercisable by November 30, 2021.

7.	Represents 200,000 shares of our common stock and 200,000 fully vested stock options with an exercise price at $0.08 per share exercisable by July 4, 2022.
8.	Represents fully vested stock options with an exercise price at $0.11 per share exercisable by March 1, 2017.
9.	The registered address of this shareholder is Bonite Bottlers, Moshi, Kilimanjaro, Tanzania.

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

Related Party Transactions

a)

On December 7, 2012, the Company entered into a facility agreement with IPP Ltd., a private company controlled by the chairman of the Company. The facility agreement ensures that the Company will have sufficient funding for its key exploration activities up to June 2013. The funding is in the form of an interest free unsecured loan to the Company of up to $720,000 by way of monthly drawdowns of a maximum amount of US$100,000 per calendar month up to and including June 2013. The total amount drawn down by the Company is due to be repaid on or before December 31, 2013. As of May 31, 2013, IPP Ltd. had provided a total of $545,683 to the Company pursuant to this facility agreement. For the year ended May 31, 2013, $28,379 of deemed interest was calculated at an annual interest rate of 10% which approximated the fair market value, and was recorded as interest expense and donated capital.

b)

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

c)

During the year ended May 31, 2013, the Company incurred administration and professional services fees of $144,000 (2012 - $164,000) to a director, the current President and Chief Executive Officer (the “CEO”), of which $39,000 remains payable as at May 31, 2013 (2012 - $Nil). In addition, the Company incurred geological and investor relations service fees of $54,000 (2012 - $43,000) to a private company controlled by a person who is related to the CEO, of which $10,000 remains payable (2012 - $Nil).

During the year ended May 31, 2012, the Company also paid $25,200 representing 60% of rental expenses associated with renting the CEO’s family house in Tanzania, pursuant to the Executive Services Agreement and granted to the CEO 1,500,000 stock options at a price of $0.45 per share exercisable for 10 years.

d)

During the year ended May 31, 2013, the Company incurred administration and professional services fees of $141,476 (2012 - $58,480) to the Company’s current Chief Financial Officer (the “CFO”) who was appointed in March 2012, of which $7,253 plus GST of $364 remains payable as at May 31, 2013 (2012 - $Nil). On March 1, 2012, the Company also granted the CFO 1,000,000 stock options at a price of $0.11 per share exercisable for 5 years.

e)

During the year ended May 31, 2013, the Company incurred administration, consulting and director’s fees of $68,000 (2012 - $168,000) to a former President and CEO who resigned effective on November 22, 2011 and continued to provide consulting services and is presently a director, of which $20,000 remains payable as at May 31, 2013 (2012 - $Nil). During the year ended May 31, 2012, the Company granted to this former CEO 3,000,000 stock options at a price of $0.45 per share exercisable for 10 years.

f)	Effective on April 10, 2012, the Board of Directors (the “Board”) approved a compensation package to independent directors of the Company as follows:

	(1)	annual independent director fees of $30,000;

	(2)	meeting attendance fees of $1,000 per meeting;

	(3)	additional annual fees of $10,000 to the Company’s Board Committee Chairperson; and

	(4)	additional annual fees of $20,000 to the Vice Chairman of the Board.

Accordingly, the Company incurred independent directors’ fees of $190,250 during the year ended May 31, 2013 (2012 - $30,000), of which $93,250 remains payable as at May 31, 2013 (2012 - $30,000).

During the year ended May 31, 2013, the Company granted to each independent director 200,000 stock options at a price of $0.08 per share exercisable for 10 years for a total of 1,000,000 stock options and 200,000 shares of the Company’s common stock with a fair value of $0.04 per share for a total of 1,000,000 shares as stock-based compensation. Such stock options and shares were granted under the Company’s November 2010 Stock Incentive Plan.

During the third quarter ended February 28, 2013, two of these independent directors resigned respectively and the related 400,000 granted stock options were forfeited in the fourth quarter ended May 31, 2013.

g)

During the year ended May 31, 2012, the Company paid consulting fees of $15,441 to the former CEO who resigned effective on June 21, 2011 and $50,113 of investor relations service fees to a person related to this former CEO.

h)

During the year ended May 31, 2012, the Company paid $39,758 of officer fees and $9,726 of continuing consulting fees to a former CFO who resigned effective on December 12, 2011. The Company also granted to this former CFO 750,000 stock options at a price of $0.45 per share, and such options were forfeited on March 14, 2012

i)	During the year ended May 31, 2012, the Company paid $26,738 of executive officer fees and $38,285 of continuing consulting fees to a former CFO who resigned effective on September 22, 2011.

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
  Emmanuel Ole Naiko; and
  Gizman Abbas.

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES

Manning Elliott served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended May 31, 2013 and 2012. Aggregate fees billed during fiscal years ended May 31, 2013 and 2012 to the Company by Manning Elliott for rendered professional services are set forth below:

	Year Ended May 31, 2013	Year Ended May 31, 2012
Audit Fees	$58,010	$87,740
Audit-Related Fees	$900	$2,960
Tax Fees	$3,240	$6,410
All Other Fees	$720	$2,760
Total	$62,870	$99,870

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
Date: August 9, 2013.

By:	“Melinda Hsu”
Melinda Hsu
Chief Financial Officer (Principal Financial Officer and Principal
Accounting Officer), Secretary and Treasurer
Date: August 9, 2013.

__________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

“Reyno Scheepers”	President, Chief Executive Officer (Principal Executive	August 9, 2013
Reyno Scheepers	Officer) and a director

“Reginald Mengi”		August 9, 2013
Reginald Mengi	Chairman of the Board of Directors and a director

“William Lamarque”		August 9, 2013
William Lamarque	Vice Chairman of the Board of Directors and a director

Douglas Boateng”		August 9, 2013
Douglas Boateng	Director

“Emmanuel Naiko”		August 9, 2013
Emmanuel Naiko	Director

“Gizman Abbas”		August 9, 2013
Gizman Abbas	Director
August 9, 2013
“Melinda Hsu”
Melinda Hsu	Chief Financial Officer (Principal Financial Officer and
Principal Accounting Officer), Secretary and Treasurer

__________