Form 10-Q
period 2013-08-31
HANDENI GOLD INC.
filed 2013-10-11
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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
Yes [   ]     No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date,
321,416,654 shares of common stock as of October 11, 2013.

HANDENI GOLD INC. (FORMERLY DOUGLAS LAKE MINERALS INC.)

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
August 31, 2013

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of gold, availability of funds, government regulations, permitting, common share prices, operating costs, capital costs, outcomes of ore reserve development, recoveries and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended May 31, 2013, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1.                           Financial Statements

The following unaudited interim consolidated financial statements of Handeni Gold Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

Handeni Gold Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	August 31, 2013	May 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$147,059	$206,402
Amounts receivable (Note 3)	588,869	625,945
Prepaid expenses and deposits (Note 4)	88,169	87,786
Total Current Assets	824,097	920,133

Restricted cash equivalent (Note 5)	27,805	27,805
Restricted marketable securities (Note 6)	136,400	140,000
Mineral licenses (Note 7 and 13 (b))	1,650,000	1,650,000
Property and equipment, net (Note 8)	193,463	245,473

TOTAL ASSETS	$2,831,765	$2,983,411

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$67,557	$87,369
Accounts payable and accrued liabilities - related parties (Note 9)	169,750	145,431
Loan from a related party (Note 9 (a))	695,683	545,683
Total Liabilities	932,990	778,483

Commitments and Contingencies (Notes 1, 7 and 13)

Stockholders' Equity
Common stock (Note 10)
Authorized: 500,000,000 shares, $0.001 par value Issued and outstanding: 321,416,654 shares	321,417	321,417
Additional paid-in capital (Note 10)	116,414,824	116,414,824
Donated capital	153,517	137,379
Accumulated other comprehensive loss	(443,600)	(1,020,000)
Deficit accumulated during the exploration stage	(114,547,383)	(113,648,692)
Total Stockholders' Equity	1,898,775	2,204,928

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,831,765	$2,983,411

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(Unaudited)

			Accumulated from
			January 5, 2004
	For the Three Months Ended,		(Date of Inception) to
	August 31, 2013	August 31, 2012	August 31, 2013

Revenue	$-	$-	$-

Expenses
Consulting fees	17,500	286,570	24,087,224
Depreciation	48,996	51,838	491,605
Exploration expenses	41,255	231,214	8,096,868
General and administrative	125,699	253,967	3,305,585
Impairment of mineral property	-	-	77,492,074
Interest expenses	16,138	-	44,517
Professional	25,707	82,365	2,580,727
Rent	41,157	31,289	482,835
Travel and investor relations	2,330	52,457	1,990,726

Total Expenses	318,782	989,700	118,572,161
Loss From Operations	(318,782)	(989,700)	(118,572,161)

Other Income (Expenses)
Gain on write-down of accrued liabilities	-	-	458,058
Impairment of marketable securities (Note 6)	(580,000)	-	(2,180,000)
Interest income	91	68	1,545
Loss on sale of investment securities	-	-	(57,071)
Recovery (Loss) on write-down of amounts receivable	-	-	(66,771)
Mineral property option payments received	-	-	3,616,017
Recovery of mineral property costs for stock not issuable	-	-	2,253,000
	(579,909)	68	4,024,778
Net Loss	(898,691)	(989,632)	(114,547,383)
Other Comprehensive Loss			-
Unrealized loss on marketable securities	(3,600)	(580,000)	(443,600)

Comprehensive Loss	$(902,291)	$(1,569,632)	$(114,990,983)

Net Loss per Share - Basic and Diluted	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	321,416,654	307,829,697

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

			Accumulated from
			January 5, 2004
	For the Three Months Ended,		(Date of Inception) to
	August 31, 2013	August 31, 2012	August 31, 2013
CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN):
Operating Activities:
Net loss	$(898,691)	$(989,632)	$(114,547,383)
Adjustments for non-cash items in net loss:
Depreciation	48,996	51,838	491,605
Donated capital, services and rent	16,138	-	53,517
Impairment of restricted marketable securities	580,000	-	2,180,000
Impairment of mineral property acquisition costs	-	-	77,492,074
Loss on sale of investment securities	-	-	57,071
Mineral property option payments	-	-	(156,017)
Stock-based compensation	-	305,908	20,275,633
Gain on unrealized foreign exchange	-	(1,233)	-
Gain on write-down of accrued liabilities	-	-	(458,058)
(Recovery) / Loss on write-down of amounts receivable	-	-	66,771
(Gain) loss on disposal or write-down of equipment	(2,820)	-	18,920
Recovery of mineral property costs for stock not issuable	-	-	(2,253,000)
Shares received from mineral property option payment	-	-	(2,760,000)
Changes in non-cash operating working capital:
Amount receivable	37,076	(37,755)	(655,640)
Prepaid expenses and deposits	(383)	(30,915)	(88,169)
Accounts payable and accrued liabilities	(19,812)	(14,462)	(143,343)
Due to related parties	24,319	-	993,693
Cash Used in Operating Activities	(215,177)	(716,251)	(19,432,326)
Investing Activities:
Mineral property acquisition costs	-	-	(697,677)
Proceeds from mineral property options	-	-	600,000
Proceeds from disposal of equipment	5,984	-	27,562
Redemption (Purchase) of restricted cash equivalent	-	-	(27,805)
Purchase of property and equipment	(150)	(8,698)	(731,550)
Cash Provided (Used) in Investing Activities	5,834	(8,698)	(829,470)
Financing Activities:
Loan from a related party	150,000	-	695,683
Proceeds from issuance of common stock	-	500,000	21,034,363
Share issuance costs	-	-	(1,321,191)
Cash Provided by Financing Activities	150,000	500,000	20,408,855

(Decrease) / Increase in cash and cash equivalents	(59,343)	(224,949)	147,059
Cash and cash equivalents, at beginning of the period	206,402	886,889	-

Cash and cash equivalents, at end of the period	$147,059	$661,940	$147,059
Supplemental Cash Flow Information (Note 16)

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of August 31, 2013
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at August 31, 2013, the Company has not generated any revenues and has accumulated losses of $114,547,383 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company plans to raise equity and/or debt financing to fund its operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10- Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended May 31, 2013, included in the Company’s Annual Report on Form 10-K filed on August 12, 2013 with the SEC.

The interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at August 31, 2013, and the results of its operations and cash flows for the interim period ended August 31, 2013. The results of operations for the three months ended August 31, 2013 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of August 31, 2013
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

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at August 31, 2013, the Company’s only component of other comprehensive loss and accumulated other comprehensive loss is an unrealized fair value loss on available for sale marketable securities.

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of August 31, 2013
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

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440 Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of August 31, 2013 and May 31, 2013.

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of August 31, 2013
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

	q)	Reclassification

Certain reclassifications have been made to the prior periods’ financial statements to conform to the current period’s presentation.

3.	Amounts Receivable

The components of amounts receivable are as follows:

	August 31,	May 31,
	2013	2013
	$	$

Recoverable value added tax	585,640	579,121
Recoverable harmonized sales tax	2,379	46,588
Interest receivable	850	236

	588,869	625,945

4.	Prepaid Expenses and Deposits

The components of prepaid expenses and deposits are as follows:

	August 31,	May 31,
	2013	2013
	$	$

General and administrative	15,378	7,768
Professional fees	10,000	-
Rent	62,791	80,018

	88,169	87,786

5.	Restricted Cash Equivalent

As of August 31 and May 31, 2013, the Company has pledged a $27,805 of GICs as security held on corporate credit cards.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of August 31, 2013
(Expressed in U.S. dollars)
(Unaudited)

6.	Restricted Marketable Securities

		August 31, 2013			May 31, 2012
		Fair Value	Other-than-		Fair Value	Other-than-
		Based On	temporary	Accumulated	Based On	temporary	Accumulated
		Quoted	Impairment	Unrealized	Quoted	Impairment	Unrealized
	Cost	Market Price	Loss	Loss	Market Price	Loss	Loss
	$	$	$	$	$	$	$
Ruby Creek Resources Inc., 4,000,000 shares	2,760,000	136,400	(2,180,000)	(443,600)	140,000	(1,600,000)	(1,020,000)

The four million restricted shares of common stock of Ruby Creek Resources Inc. (“RCR”) were issued to the Company on December 16, 2010 as partial consideration to purchase the mineral property interests under the agreements between RCR and the Company. The initial fair market value of these shares was $2,760,000 based on RCR’s quoted stock price on the issuance date. Refer to Note 7b) for details on the agreements with RCR. As of August 31, 2013, the fair market value of these shares was $136,400 (May 31, 2013: $140,000) based on RCR’s quoted stock price and recorded as non-current assets. During the three months ended August 31, 2013, the Company determined that $580,000 of unrealized losses were other than temporary and were recognized as an other expense in net loss, and were removed from accumulated other comprehensive loss. As of August 31, 2013, the Company recognized a total of $2,180,000 other than temporary impairment of these RCR restricted shares.

7.	Mineral Properties and Licenses

	a)	Handeni Properties, Tanzania, Africa

On September 21, 2010, the Company completed a Mineral Property Acquisition Agreement with IPP Gold Limited (“IPP Gold”), and the Company acquired four prospecting licenses totaling approximately 800 square kilometers, located in the Handeni District of Tanzania (the “Handeni Properties”). IPP Gold retained a 2.5% net smelter royalty (“NSR”) on the Handeni Properties and the Company has the option to reduce the NSR to 1.25% by paying $5,000,000. If the NSR is reduced to 1.25% the maximum NSR for any year is capped at $1,000,000. In any year the NSR payment is less than $1,000,000 the difference between the actual NSR payment and $1,000,000 will be carried forward to subsequent years. In addition if the London spot price for gold is equal to or greater than $1,500 then the NSR will increase from 2.5% to 3%. The Company issued 133,333,333 restricted shares of common stock to IPP Gold to acquire the Handeni Properties and no further payments to IPP Gold in shares or cash are required.

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of August 31, 2013
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

During the three months ended August 31, 2013, the Company paid $1,200 of renewal application fees for four PLs renewal application, and during the year ended May 31, 2013, the Company paid $106,081 in annual rental and license renewal fees related to the Company’s four PLs and 32 PMLs. Such license related fees were recorded as exploration expenses.

	b)	Mkuvia Alluvial Gold Project, Tanzania, Africa

The Mkuvia Alluvial Gold Project was comprised of four PLs covering a total area of 380 square kilometers located in the Nachingwea District, Lindi Region of the Republic of Tanzania. The Company is aware that the four PLs expired during May and June of 2012. The Company is currently evaluating whether any viable interest remains in these PLs, but no final determination has been made as of yet. As at August 31, 2013 and May 31, 2013, the Company has no capitalized costs related to the Mkuvia Alluvial Gold Project.

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

On June 5, 2009, the Company entered into a new joint venture which reduced the area covered by the original agreement to approximately 380 square kilometers. Pursuant to the new joint venture agreement, the Company was required to pay $40,000 upon the signing of the new agreement. In addition, the joint venture partner is still entitled to receive a perpetual net smelter royalty return of 3% from any product realized from the property underlying the prospecting licenses. By entering into the new joint venture agreement, the Company is no longer required to pay the balance of the $460,000 previously due under the prior joint venture agreement. The new joint venture agreement covers prospecting licenses No. 5673/2009, No. 5669/2009, No. 5664/2009, and No. 5662/2009, all of which were renewed on June 12, 2009 for a period of three years.

On November 7, 2009, the Company entered into its first agreement with Ruby Creek Resources Inc. (“RCR”) in which RCR has the right to acquire a 70% interest in 125 square kilometers of the Company’s interest in the 380 square kilometers covered by the four prospecting licenses in the Mkuvia Alluvial Gold Project in consideration for $3,000,000 payable as follows:

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

During fiscal 2010, the Company recognized $350,000 in other income for the receipt of option payments.

On May 24, 2010, in a second agreement (fully executed on June 16, 2010) between RCR and the Company, RCR has to the right to earn a 70% interest in the remaining 255 square kilometers of the 380 square kilometer Mkuvia Alluvial Gold Project by making additional payments totaling $6,000,000 to the Company.

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of August 31, 2013
(Expressed in U.S. dollars)
(Unaudited)

7.	Mineral Properties and Licenses (continued)

	b)	Mkuvia Alluvial Gold Project, Tanzania, Africa (continued)

		iii)	$450,000 on June 1, 2011 (unpaid);

		iv)	$1,000,000 on June 1, 2012 (unpaid); and

		v)	$1,000,000 on June 1, 2013 (which may be satisfied by the issuance of stock by RCR).

Thus, the combined payments under the November 7, 2009 and the May 24, 2010 agreements provided for a total commitment of $9,000,000 payable to the Company by RCR to purchase a 70% interest in the entire 380 square kilometer Mkuvia Alluvial Gold Project. The ownership structure of the interest in the Mkuvia Alluvial Gold Project shall be a 70% interest RCR, a 25% interest for the Company, and a 5% interest for Mr. Mkuvia Maita, the original owner of the underlying prospecting licenses. In addition, Mr. Maita retains a 3% net smelter royalty.

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

RCR filed a lawsuit against the Company in the Supreme Court, State of New York, on February 8, 2012, alleging the Company’s involvement in a fraudulent transfer and breach of agreements. On May 21, 2012, in answering RCR’s claim in New York, the Company counter claimed against RCR. The Company is of the view that such allegations are without merit and intends to continue vigorously contest the action in New York. (More details see Note 13b, below).

8.	Property and Equipment

	August 31, 2013			May 31, 2013
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
	$	$	$	$
Automobile vehicles	338,928	267,567	71,361	98,149
Camp and equipment	197,011	105,516	91,495	107,913
Office furniture and equipment	102,824	74,113	28,711	37,325
Software	6,541	4,645	1,896	2,086

	645,304	451,841	193,463	245,473

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of August 31, 2013
(Expressed in U.S. dollars)
(Unaudited)

9.	Related Party Transactions

a)

On December 7, 2012, the Company entered into a facility agreement with IPP Ltd., a private company controlled by the chairman of the Company. The funding is in the form of an interest free unsecured loan to the Company of up to $720,000 by way of monthly drawdowns of a maximum amount of US$100,000 per calendar month up to and including June 2013. The total amount drawn down by the Company is due to be repaid on or before December 31, 2013. As of August 31, 2013, IPP Ltd. had provided a total of $695,683 to the Company pursuant to this facility agreement. For the three months ended August 31, 2013, $16,138 (2012 - $Nil) of deemed interest was calculated at an annual interest rate of 10% which approximated the fair market value, and was recorded as interest expense and donated capital.

b)

During the three months ended August 31, 2013, the Company incurred administration and professional services fees of $36,000 (2012 - $36,000) to a director, the current President and Chief Executive Officer (the “CEO”) and there was a total of $66,000 remained as payables as at August 31, 2013 (May 31, 2013 - $39,000). In addition, the Company incurred geological service fees of $9,000 (2012 - $15,000) to a private company controlled by a person who is related to the CEO and there was a total of $10,000 fees remained as payable as at August 31, 2013 (May 31, 2013 - $10,000).

During the three months ended August 31, 2013, the Company also paid $25,200 representing 60% of rental expenses associated with renting the CEO’s family house in Tanzania, pursuant to the Executive Services Agreement.

c)

During the three months ended August 31, 2013, the Company incurred administration and professional services fees of $35,025 (2012 - $35,098) to the Company’s current Chief Financial Officer (the “CFO”).

d)

During the three months ended August 31, 2013, the Company incurred $3,750 of non-executive director’s fees and during the three months ended August 31, 2012, the Company incurred $36,000 of administration and consulting fees to a former President and CEO who resigned effective on November 22, 2011 and continued to provide consulting services and is presently a director. There was a total of $23,750 fees remained as payable as at August 31, 2013 (May 31, 2013 - $20,000).

	e)	Effective on June 1, 2013, the Board of Directors (the “Board”) approved a reduction of monetary compensation to independent directors and/or non-executive directors of the Company as follows:

(1)

annual independent director fees of $30,000 has been reduced to $15,000, subject to attending a minimum of four Board meeting a year; any applicable director’s fees shall be reduced by 25% for each board meeting less than four which is not attended.

		(2)	meeting attendance fees of $1,000 per meeting has been waived;
		(3)	additional annual fees of $10,000 to the Company’s Board Committee Chairperson has been reduced to $5,000; and
		(4)	additional annual fees of $20,000 to the Vice Chairman of the Board has been reduced to $10,000.

Accordingly, the Company incurred independent directors’ fees of $16,250 during the three months ended August 31, 2013 (2012 - $59,000). As at August 31, 2013, the Company had $70,000 (May 31, 2013 - $93,250) of unpaid independent directors’ fees in accounts payable and accrued liabilities.

During the three months ended August 31, 2012, the Company granted to each independent director 200,000 stock options at a price of $0.08 per share exercisable for 10 years for a total of 1,000,000 stock options and 200,000 shares of the Company’s common stock with a fair value of $0.04 per share for a total of 1,000,000 shares as stock-based compensation. Such stock options and shares were granted under the Company’s November 2010 Stock Incentive Plan. Two of these independent directors resigned respectively during the fiscal year ended May 31, 2013 and the related 400,000 granted stock options were forfeited.

10.	Common Stock and Additional Paid-in Capital

The authorized common stock of the Company consists of 500,000,000 shares, with $0.001 par value. The following is a summary of the Company’s issued and outstanding common stock during the three months ended August 31, 2013 and the fiscal year ended May 31, 2012:

	Common Stock		Additional Paid-In
	Shares	Par Value	Capital
	#	$	$
Balance as at May 31, 2012	307,416,654	307,417	115,289,842
Shares Issued for Independent Directors’ Compensation	1,000,000	1,000	39,000
Shares Issued for cash at $0.05 per share	13,000,000	13,000	637,000
Value Assigned to Options Granted or Vested	-	-	448,982
Balance as at May 31, 2013	321,416,654	321,417	116,414,824
Shares Issued	-	-	-
Balance as at August 31, 2013	321,416,654	321,417	116,414,824

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of August 31, 2013
(Expressed in U.S. dollars)
(Unaudited)

10.	Common Stock and Additional Paid-in Capital (continued)

For the Three Months Ended August 31, 2013

During the three months ended August 31, 2013, the Company had no changes in its common stock and additional paid-in capital.

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

The Company adopted an Stock Option Plan, dated November 29, 2010 (the “November 2010 Stock Incentive Plan”), under which the Company is authorized to grant stock options to acquire up to a total of 40,000,000 shares of common shares. During the three months ended August 31, 2013, there were no stock options granted. On July 4, 2012, the Company granted stock options to its independent directors to acquire a total of 1,000,000 common shares at an exercise price of $0.08 per share exercisable for 10 years, and during the year ended May 31, 2013, 1,000,000 vested options were forfeited. At August 31, 2013 and May 31, 2013, the Company had 10,700,000 shares of common stock available to be issued under the November 2010 Stock Incentive Plan.

There were no stock options exercised during the three months ended August 31, 2013 and during the year ended May 31, 2013, and there were no intrinsic values of outstanding options at August 31, 2013 and May 31, 2013.

The following table summarizes the continuity of the Company’s stock options:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
	#	$	(years)	$
Outstanding, May 31, 2012	28,300,000	0.24	8.53	-
Granted	1,000,000	0.08	9.10	-
Forfeited	(1,000,000)	0.15	8.14	-
Outstanding, May 31, 2013	28,300,000	0.23	7.56	-
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding, August 31, 2013	28,300,000	0.23	7.31	-

Exercisable, August 31, 2013	28,300,000	0.23	7.31	-

The stock options outstanding are exercisable for cash or on a cashless exercise basis using a prorated formula whereby the number of shares issuable is equal to (a) the average closing price for the five days prior to exercise date (“ACP”) in excess of the exercise price, divided by (b) the exercise price multiplied by (c) the number of options exercised. During the three months ended August 31, 2013 and the year ended May 31, 2013, no cashless stock options were exercised.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of August 31, 2013
(Expressed in U.S. dollars)
(Unaudited)

11.	Stock Options (continued)

As at August 31, 2013 and May 31, 2013, all non-vested stock options were vested. A summary of the Company’s non-vested stock options changes during the three months ended August 31, 2013 and the year ended May 31, 2013 are presented below:

Weighted
Average
	Number of	Grant Date
	Options	Fair Value
	#	$
Non-vested at May 31, 2012	6,690,000	0.23
Granted	1,000,000	0.08
Vested	(7,690,000)	0.02
Non-vested at May 31, 2013	-	-
Granted	-	-
Vested	-	-
Non-vested at August 31, 2013	-	-

As at August 31, 2013 and May 31, 2013, there was $Nil of unrecognized compensation costs related to non-vested stock option agreements.

12.	Common Stock Purchase Warrants

During the three months ended August 31, 2013 and the year ended May 31, 2013, there were no stock purchase warrants granted. During the year ended May 31, 2013, 40,162,262 stock purchase warrants expired.

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted	Weighted Average
		Average	Remaining Contractual
	Number of Warrants	Exercise Price	Life
	#	$	(years)

Balance, May 31, 2012	53,716,417	0.33	0.67
Expired	(40,162,262)	0.26	-
Balance, May 31, 2013	13,554,155	0.52	0.33
Expired	-	-	-
Balance, August 31, 2013	13,554,155	0.52	0.08

As at August 31, 2013, the following common stock purchase warrants were outstanding:

		Remaining
Number of	Exercise	Contractual
Warrants (#)	Price ($)	Life (years)

13,554,155	0.52	0.08

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of August 31, 2013
(Expressed in U.S. dollars)
(Unaudited)

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

On February 23, 2012, the Company filed a lawsuit against RCR in the Supreme Court of British Columbia (the “British Columbia Action”), seeking relief for RCR’s breach of its payment obligations under these agreements and seeking an order that RCR remove the U.S. restrictive legend from RCR shares issued to the Company (see Note 6) under the agreements. As of August 31, 2013, RCR is in default with respect to $1.45 million in scheduled payments due to the Company under the agreements.

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

As at August 31, 2013, there were no liabilities measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet. Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of August 31, 2013, as follows:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	August 31,
	(Level 1)	(Level 2)	(Level 3)	2013
Assets:
Cash and cash equivalents	$147,059	$–	$–	$147,059
Restricted cash equivalent	27,805	–	–	27,805
Restricted marketable securities	136,400	–	–	136,400

Total assets measured at fair value	$311,264	$–	$–	$311,264

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of August 31, 2013
(Expressed in U.S. dollars)
(Unaudited)

14.	Fair Value Measurements (continued)

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

The fair values for stock options granted were estimated at the date of grant using the Black-Scholes option pricing model under the following weighted average assumptions:

	For Stock Options
	Three Months Ended,
	August 31, 2013	August 31, 2012
Expected dividend yield	-	0%
Risk-free interest rate	-	2.32%
Expected volatility	-	161%
Expected option life (in years)	-	10.00

The weighted average fair value of stock options granted during the three months ended August 31, 2013 was $Nil (2012 - $0.04 per share). During the three months ended August 31, 2013 and 2012, the Company expensed the following stock-based compensation as consulting fees or general and administrative fees.

	Three Months Ended
	August 31, 2013	August 31, 2012

Fair value for stock options	$-	$265,908
Fair value for common stock shares granted to independent directors	-	40,000
Total stock based compensation	$-	$305,908

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of August 31, 2013
(Expressed in U.S. dollars)
(Unaudited)

16.	Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statements. A summary of non-cash transactions and other cash information for the three months ended August 31, 2013 and 2012, and for the accumulated from January 5, 2004, the date of inception, to August 31, 2013 is as follow:

			Accumulated from
			January 5, 2004
	For the Three Months Ended,		(Date of Inception) to
	August 31, 2013	August 31, 2012	August 31, 2013
Changes in non-cash financing and investing activities:
Common stock issued to settle related party payable	$-	$-	$619,306
Common stock issued for an executive's compensation	-	-	3,035,505
Common stock issued for independent directors' compensation	-	40,000	40,000
Common stock issued for mineral licenses acquired	-	-	76,446,750
Common stock gifted to the Company to settle liabilities	-	-	100,000
Investment securities received and sold	-	-	79,603
Other cash flow information:
Interest paid	$-	$-	$-
Taxes paid	-	-	-

17.	Segment Disclosures

The Company operates in one reportable segment, being the acquisition and exploration of mineral properties. Segmented information has been compiled based on the geographic regions that the Company and its subsidiary registered and performed exploration and administration activities.

Assets by geographical segment as at August 31, 2013 and May 31, 2013 are as follows:

	Canada	Tanzania, Africa	Total
Current assets	$176,527	$647,570	$824,097
Restricted cash equivalent	27,805	-	27,805
Restricted marketable securities	136,400	-	136,400
Mineral licenses	-	1,650,000	1,650,000
Equipment, net	6,390	187,073	193,463
Total assets, at August 31, 2013	$347,122	$2,484,643	$2,831,765

	Canada	Tanzania, Africa	Total
Current assets	$191,292	$728,841	$920,133
Restricted cash equivalent	27,805	-	27,805
Restricted marketable securities	140,000	-	140,000
Mineral licenses	-	1,650,000	1,650,000
Equipment, net	7,722	237,751	245,473
Total assets, at May 31, 2013	$366,819	$2,616,592	$2,983,411

Net loss by geographical segment for the three months ended August 31, 2013 and 2012 are as follows:

For the Period Ended August 31, 2013
Net Loss	$643,566	$255,125	$898,691

For the Period Ended August 31, 2012
Net Loss	$591,210	$398,422	$989,632

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of August 31, 2013
(Expressed in U.S. dollars)
(Unaudited)

18.	Subsequent Events

a)

Under Tanzanian law, 50% of the area of Prospecting licenses need to be relinquished following a period of 3 years after allocation of the PL to the Company (1998 Mining Act applicable to the Companies’ properties). The Company applied for renewal of two of the licenses that expired in September 2013 and two of the licenses that expire in October 2013 on August 16, 2013. The company received written confirmation letters (License Offer Letters) on September 11, 2013 from the Ministry of Energy and Minerals in Tanzania, which confirms that the areas applied for on the two PLs that expired in September 2013 (namely HQ-G17834 and HQ-G17835) are allocated to the Company subject to the payment of annual rent and other fees. Upon receipt of these fees, formal license documentation will be presented to the Company with the new PL numbers. On September 30, 2013, the Company paid the $24,645 due fees for the two renewed PLs and the final license documentation for these two licenses should be received any day. License Offer Letters for the two remaining licenses that expire early in October are expected during October 2013.

	b)	On September 29, 2013, a total of 13,554,155 outstanding stock purchase warrants expired.

c)

On October 9, 2013, the Company entered into a facility agreement with Consultancy & Finance Company Associates Ltd, a private company controlled by the chairman of the Company. The facility agreement will fund the Company’s working capital up to March 2014. The funding is in the form of an interest free unsecured loan to the Company of up to $405,000 by way of monthly drawdowns of a maximum amount of US$75,000 per calendar month. The total amount drawn down by the Company is due to be repaid on or before June 30, 2014.

Item 2.                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended August 31, 2013 and 2012 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended August 31, 2013 and 2012 included herewith and our audited consolidated financial statements as at May 31, 2013, May 31, 2012 and for the period from inception (January 5, 2004) to May 31, 2013 included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2013 as filed with the SEC. All financial information in this Management’s Discussion and Analysis (“MD&A” or the “discussion”) is expressed and prepared in conformity with U.S. generally accepted accounting principles. All dollar references are to the U.S. dollar, the Company’s reporting currency, unless otherwise noted. Some numbers in this MD&A have been rounded to the nearest thousand for discussion purposes.

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

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. Our principal area of focus is the Handeni Gold Project located in the Handeni district, within the Tanga region of the Republic of Tanzania in East Africa, in which we have interests in mineral claims through prospecting licenses (“PLs”) and/or primary mining licenses (“PMLs”) issued by the government of the Republic of Tanzania.

None of our mineral claims contain any substantiated mineral deposits, resources or reserves of minerals to date. Exploration has been carried out on these claims, in particular the 4 PLs in the Handeni District. Accordingly, additional exploration of these mineral claims is required before any conclusion can be drawn as to whether any commercially viable mineral deposit may exist on any of our mineral claims. Our plan of operations is to continue exploration and drilling work in order to ascertain whether our mineral claims warrant further advanced exploration to determine whether they possess commercially exploitable deposits of minerals. We will not be able to determine whether or not any of our mineral claims contain a commercially exploitable mineral deposit, resource or reserve, until appropriate exploratory work has been completed and an economic evaluation based on that work concludes economic viability.

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

Our Mineral Claims

Handeni District Prospecting Licenses

Currently, our primary focus is on the Handeni District Project. Effective September 21, 2010, our Board of Directors ratified the entering into and immediate closing of a certain Mineral Property Acquisition Agreement (the “Acquisition Agreement”) dated September 15, 2010 with IPP Gold Limited (“IPP Gold”), pursuant to which we acquired an undivided 100% legal, beneficial and registerable interest in and to four PLs, totaling approximately 800 square kilometers, located in the Handeni District of Tanzania and which were owned or controlled by IPP Gold and its affiliates.

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

We obtained a Technical Report on the Handeni Property (the “Handeni Report”), dated April 25, 2011, as prepared at our request by Avrom E. Howard, MSc, FGA, PGeol (Ontario), Principal Consultant at Nebu Consulting LLC. Mr. Howard is a Qualified Person in accordance with Canadian National Instrument 43-101 “Standards for Disclosure of Mineral Projects” and its Companion Policy (collectively, “NI 43-101”) and is a Practicing Professional Geologist registered with the Association of Professional Geoscientists of Ontario (registration number 0380). The Handeni Report follows on the heels of a detailed geological compilation and exploration report prepared in 2010 by Dr. Reyno Scheepers, a South African professional geologist who has been a director of our Company since 2010 and is our current Chief Executive Officer. Upon independent review by, and to the satisfaction of Mr. Howard, much of the content from Dr. Scheepers’ report has been referred to and referenced in the Handeni Report.

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

LOCATION MAP: HANDENI PROPERTY IN TANZANIA

Property Description

The property comprised four PL’s encompassing nearly 800 km2. Under Tanzanian law, 50% of the area of Prospecting licenses need to be relinquished following a period of 3 years after allocation of the PL to the Company (1998 Mining Act applicable to the Companies’ properties). The Company applied for renewal of two of the licenses that expired in September 2013 and two of the licenses that expire in October 2013 on August 16, 2013. The company received written confirmation letters (License Offer Letters) on September 11, 2013 from the Ministry of Energy and Minerals in Tanzania, which confirms that the areas applied for on the two PLs that expired in September 2013 (namely HQ-G17834 and HQ-G17835) are allocated to the Company subject to the payment of annual rent and other fees. Upon receipt of these fees, formal license documentation will be presented to the Company with the new PL numbers. On September 30, 2013, the Company paid the $24,645 due fees for the two renewed PLs and the final license documentation for these two licenses should be received any day. License Offer Letters for the two remaining licenses that expire early in October are expected during October 2013.

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

Drill hole positions for the 28 drilled Magambazi core drill holes

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

During the three months ended August 31, 2013, we:

a)

Completed our evaluation process of the application of XRF to identify soil samples with a high likelihood to contain anomalous gold values. This process was completed with the submission of 232 of 5028 soil samples for gold assay of which 57% returned anomalous gold.

b)

Completed the XRF analyses of 5,672 soil samples, standards and blanks of target A. These samples will be treated statistically and those with a high likelihood of anomalous gold will be submitted for assays.

c)	Engaged on a detailed structural interpretation of the Kwandege target with the aim of completion the final recommendations for the further drilling of this target.

d)	Identified further targets in our PL’s that are being sampled.

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

Employees

Other than our directors and executive officers, we had approximately seven full-time equivalent employees and consultants as of August 31, 2013, six of which were located in Tanzania. We also retain independent geologists and consultants on a contract basis to conduct the work programs on our mineral properties in order to carry out our plan of operations.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

The Company has two subsidiaries, both of which are Tanzanian companies: (i) HG Limited (formerly DLM Tanzania Limited); and (ii) Douglas Lake Tanzania Limited, which is inactive.

Plan of Operations

Application for the renewal of selected areas on the 4 PLs has been submitted. The application numbers for the four PLs are: HQ-G17834, HQ-G17835, HQ-G17836 and HQ-G17837.

Other exploration related activities currently under way on the Company’s Handeni licenses include:

a)	Identification of potential alluvial mining areas other than those currently know and being evaluated by utilizing remote sensing activities.
b)	A detailed interpretation of already collected geophysical data.
c)	A petrological, geochemical and mineralogical investigation of the Kwandege drill core to understand the style of gold mineralization at this locality.
d)	A structural evaluation of the Kwandege target to evaluate further drilling.
e)	Continued work on development of other targets to drill target status.

The estimated budget for the completion of these exploration programs is provided below:

EXPLORATION WORK	BUDGET (US$)
Ground Geophysics	200,000
Mapping, trenching, sampling, etc.	200,000
Drilling	650,000
Geologists, field personnel and general exploration	250,000
Sundry & contingencies	200,000
TOTAL	$1,500,000

Our plan of operations for this fiscal year ending May 31, 2014 is to continue focus on the exploration of our Handeni mineral property in Tanzania. We anticipate that we will require approximately $1.5 million for our plan of the exploration work and $1.0 million for our general and administration expenses, professional and consulting fees and other operating expenses over this fiscal year ending May 31, 2014. Our actual expenditures may exceed our estimations.

During the three months ended August 31, 2013, we spent $41,000 cash in exploration and approximately $174,000 in other operating expenses. At August 31, 2013, we had cash of $147,000 and a working capital deficit of $109,000. As such, we estimate we will need a minimum of $2.4 million in additional funds to cover our planned operations over this fiscal year ending May 31, 2014. We anticipate that we will not generate any revenues for so long as we are an exploration stage company. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations.

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

Results of Operations

We have had no operating revenues since our inception (January 5, 2004) to August 31, 2013. The following table sets out our losses for the periods indicated:

			Accumulated from
			January 5, 2004
	For the Three Months Ended,		(Date of Inception)
	August 31, 2013	August 31, 2012	to August 31, 2013

Revenue	$-	$-	$-

Expenses
Consulting fees	17,500	286,570	24,087,224
Depreciation	48,996	51,838	491,605
Exploration expenses	41,255	231,214	8,096,868
General and administrative	125,699	253,967	3,305,585
Impairment of mineral property	-	-	77,492,074
Interest expenses	16,138	-	44,517
Professional	25,707	82,365	2,580,727
Rent	41,157	31,289	482,835
Travel and investor relations	2,330	52,457	1,990,726

Total Expenses	318,782	989,700	118,572,161
Loss From Operations	(318,782)	(989,700)	(118,572,161)
Other Income (Expenses)
Gain on write-down of accrued liabilities	-	-	458,058
Impairment of marketable securities (Note 6)	(580,000)	-	(2,180,000)
Interest income	91	68	1,545
Loss on sale of investment securities	-	-	(57,071)
Recovery (Loss) on write-down of amounts receivable	-	-	(66,771)
Mineral property option payments received	-	-	3,616,017
Recovery of mineral property costs for stock not issuable	-	-	2,253,000
	(579,909)	68	4,024,778
Net Loss	$(898,691)	$(989,632)	$(114,547,383)

Three Months Ended August 31, 2013 Compared to Three Ended August 31, 2012

Our net loss for the three months ended August 31, 2013 was $899,000, compared to $990,000 for the same period ended August 31, 2012, mainly due to $580,000 permanent impairment of marketable securities and the following operation expenses changes.

Our operating expenses for the three months ended August 31, 2013 decreased by $671,000 to $319,000 from $990,000 for the same period ended August 31, 2012, as follows:

  our consulting, general and administrative fees decreased by $397,000 to $143,000 during the period ended August 31, 2013 (2012 - $540,000), primarily due to decreases of $91,000 in cash expenditures and $306,000 in stock-based compensation. The stock-based compensation included in consulting, general and administrative fees was $Nil during the three months ended August 31, 2013 (2012 - $306,000); Excluding the stock-based compensation, our other consulting, general and administrative fees decreased to $143,000 during the three months ended August 31, 2013 (2012 - $234,000), primarily due to cost management; At August 31, 2013, approximately $170,000 (May 31, 2013 - $145,000) of general and administrative fees remained as payables due to related parties;

  our exploration expenses decreased by $190,000 to $41,000 during the three months ended August 31, 2013 (2012 - $231,000) due to decreased exploration and drilling activities caused by our funding limitation during the three months ended August 31, 2013;

  interest expenses increased to $16,000 during the three months ended August 31, 2013 (2012 - $Nil), which represented deemed interest on an interest free unsecured loan from a related party. Such deemed interest was recorded as donated capital;

  our professional fees decreased by $57,000 to $26,000 during the three months ended August 31, 2013 (2012 - $83,000) primarily due to significantly decreased legal and accounting services fees as a result of more work performed in-house by management;

  our rent expenses increased by $10,000 to $41,000 during the three months ended August 31, 2013 (2012 - $31,000) mainly due to $25,200 rent included in the three months ended August 31, 2013 representing 60% of rental expense associated with renting our Chief Executive Officer’s family house in Tanzania pursuant to the Executive Services Agreement, offset by a decrease on the rent on our Tanzania office as a result of a 50% reduction in the physical size of such office. Such $25,200 rent for 2012 was paid in the fiscal year ended May 31, 2012.

  our travel and investor relations expenses decreased by $50,000 to $2,000 during the three months ended August 31, 2013 (2012 - $52,000) primarily due to significantly less travel expenses and cost management.

Liquidity and Capital Resources

The Company has been reviewing its budgets for its current business needs and its further exploration. We estimate that our total expenditures for our fiscal year ending May 31, 2014 will be approximately $2.5 million, as outlined above under the heading “Plan of Operations”. At August 31, 2013, we had cash of $147,000 and a working capital deficit of approximately $109,000. As such, we believe that we have insufficient capital to fund our plan of operations and we estimate we will be required to obtain a minimum of $2.4 million additional funds in order to pursue our planned operations through to our fiscal year ending May 31, 2014.

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

On October 9, 2013, the Company entered into a facility agreement with Consultancy & Finance Company Associates Ltd, a private company controlled by the chairman of the Company. The facility agreement will fund the Company’s working capital up to March 2014. The funding is in the form of an interest free unsecured loan to the Company of up to $405,000 by way of monthly drawdowns of a maximum amount of US$75,000 per calendar month. The total amount drawn down by the Company is due to be repaid on or before June 30, 2014.

As of August 31, 2013, there was $586,000 of recoverable value added tax paid in Tanzania. Such recoverable amounts were included in our working capital and expected to be refunded during the fiscal year 2014.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $215,000 during the three months ended August 31, 2013, as compared to $716,000 during the same period in 2012. Net cash used in operating activities from our inception on January 5, 2004 to August 31, 2013 was $19.4 million.

Net Cash Used in Investing Activities

Net cash provided in investing activities was $6,000 during the three months ended August 31, 2013, mainly due to proceeds from disposal of an automobile vehicle. During the same period in 2012, net cash used in investing activities was $9,000 used in purchase of office equipment. Net cash used in investing activities from our inception on January 5, 2004 to August 31, 2013 was $829,000 mainly used in purchase of property and equipment.

Net Cash from Financing Activities

During the three months ended August 31, 2013, we received a $150,000 loan due to a related party, as compared to $500,000 net cash received from stock subscriptions during the same period in 2012. From our inception on January 5, 2004 to August 31, 2013, net cash provided by financing activities was $20,409,000. We have funded our business to date primarily from sales of our common stock.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the property underlying our mineral claim interest and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. In addition, we had a $109,000 working capital deficit as of August 31, 2013. For these reasons our auditors stated in their report on our audited financial statements for the year ended May 31, 2013 that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our common shares, debt financing from our related parties, and/or other financing in order to continue to fund our business operations over this fiscal year ending May 31, 2014. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Related Party Transactions

The details of related party transactions are disclosed in footnote 9 of our Company’s interim unaudited consolidated financial statements for the fiscal quarter ended August 31, 2013 (Item 1, above).

Segment Disclosures

The Company operates in one reportable segment, located in Tanzania Africa, being the acquisition and exploration of mineral properties. The details of segment disclosures are disclosed in footnote 17 of our Company’s interim unaudited consolidated financial statements for the fiscal quarter ended August 31, 2013 (Item 1, above).

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Contractual Obligations

a)

On December 7, 2012, the Company entered into a facility agreement with IPP Ltd., a private company controlled by the chairman of Handeni Gold Inc. The funding is in the form of an interest free unsecured loan of up to $720,000 to the Company by way of monthly drawdowns of a maximum amount of US$100,000 per calendar month up to and including June 2013. The total amount drawn down by the Company is due to be repaid on or before December 31, 2013. As of August 31, 2013, $695,683 has been loaned to the Company by IPP Ltd. pursuant to this facility agreement.

b)

In May 2011, the Company entered a Vancouver office lease agreement commencing October 1, 2011 for a term of three years expiring September 30, 2014 and a base rent of Cdn $4,050 per month; in the meantime, the Company had paid Cdn $192,853 as deposit and prepaid rent. As of August 31, 2013, there was Cdn $50,541 of such prepaid rent and deposit remained.

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440 Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any assets retirement obligations as of August 31, 2013 and May 31, 2013.

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

Item 4.                           Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), Reyno Scheepers, and the Company’s Chief Financial Officer (“CFO”), Melinda Hsu, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this report. Based upon the evaluation, the Company’s CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report (that is, as of August 31, 2013), due to the material weaknesses in our internal control over financial reporting as disclosed in the Company’s annual report for our fiscal year ended May 31, 2013, which have not been completely resolved as of May 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                           Defaults Upon Senior Securities

None.

Item 4.                           Mine Safety Disclosures

Not applicable.

Item 5.                           Other Information

None.

Item 6.                           Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit	Description of Exhibit
Number

3.1(1)	Articles of Incorporation.

3.2(12)	Certificate of Amendment to Articles of Incorporation.

3.3(21)	Articles of Merger as filed with the Nevada Secretary of State.

3.3(3)	Amended Bylaws, as amended on September 5, 2006.

10.1(4)	Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.

10.2(4)	Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.

10.3(4)	Asset Purchase Agreement with Megadeposit Explorers Ltd.

10.4(5)	Amendment No. 1 to Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.

10.5(5)	Amendment No. 1 to Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.

10.6(5)	Amendment No. 1 to Asset Purchase Agreement with Megadeposit Explorers Ltd.

10.7(6)	Amendment No. 2 to Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.

10.8(6)	Amendment No. 2 to Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.

10.9(6)	Amendment No. 2 to Asset Purchase Agreement with Megadeposit Explorers Ltd.

10.10(7)	Strategic Alliance Agreement between the Company and Canaco Resources Inc.

10.11(8)	Option Agreement between the Company and Canaco Resources Inc.

10.12(9)	Amendment No. 1 to Strategic Alliance Agreement between the Company and Canaco Resources Inc.

10.13(9)	Kwadijava Option Agreement.

10.14(9)	Negero Option Agreement.

10.15(10)	Joint Venture Agreement with Mkuvia Maita.

10.16(11)	2007 Stock Incentive Plan.

10.17(14)	2008 Stock Incentive Plan.

10.18(11)	Consulting Agreement with Harpreet Sangha.

10.19(11)	Consulting Agreement with Rovingi.

10.20(13)	Joint Venture Agreement with Mkuvia Maita dated June 5, 2009.

10.21(15)	Agreement with Ruby Creek Resources, Inc. dated November 7, 2009.

10.22(16)	Purchase Agreement with Ruby Creek Resources, Inc., dated for reference May 19, 2010.

10.23(17)	August 2010 Stock Incentive Plan.

10.24(18)	Mineral Property Acquisition Agreement between the Company and IPP Gold Limited, dated September 15, 2010, ratified by the Company’s Board of Directors on September 21, 2010.

10.26(19)	November 2010 Stock Incentive Plan.

10.27(20)	Mineral Property Acquisition Agreement between the Company and Handeni Resources Limited, dated August 5, 2011.

10.28(22)	Executive Consulting Services Agreement between the Company and Amica Resource Inc., dated February 28, 2012.

10.29(23)	Unsecured Term Loan Facility Agreement between the Company and IPP Ltd. dated December 7, 2012

10.30*	Unsecured Term Loan Facility Agreement between the Company and Consultancy & Finance Company Associates Ltd. dated October 9, 2013

14.1(2)	Code of Ethics.

21.1	Subsidiaries of the Registrant:

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

Date: October 11, 2013