Form 10-Q
period 2013-11-30
HANDENI GOLD INC.
filed 2014-01-13
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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
Yes [   ]     No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date,
321,416,654 shares of common stock as of January 13, 2014.

HANDENI GOLD INC. (FORMERLY DOUGLAS LAKE MINERALS INC.)

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
November 30, 2013

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

PART I – FINANCIAL INFORMATION

Item 1.                     Financial Statements

The following unaudited interim consolidated financial statements of Handeni Gold Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

Handeni Gold Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	November 30, 2013	May 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$192,660	$206,402
Amounts receivable (Note 3)	597,084	625,945
Prepaid expenses and deposits (Note 4)	65,739	87,786

Total Current Assets	855,483	920,133
Restricted cash equivalent (Note 5)	27,805	27,805
Restricted marketable securities (Note 6)	50,000	140,000
Mineral licenses (Note 7)	1,650,000	1,650,000
Property and equipment, net (Note 8)	145,709	245,473

TOTAL ASSETS	$2,728,997	$2,983,411

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$41,589	$87,369
Accounts payable and accrued liabilities - related parties (Note 9)	217,022	145,431
Loan from a related party (Note 9 (a))	920,683	545,683
Total Current Liabilities	1,179,294	778,483

Commitments and Contingencies (Notes 1, 7 and 13)

Stockholders' Equity
Common stock (Note 10)
Authorized: 500,000,000 shares, $0.001 par value Issued and outstanding: 321,416,654 shares (May 31, 2013 – 321,416,654 shares)	321,417	321,417
Additional paid-in capital (Note 10)	116,414,824	116,414,824
Donated capital	172,505	137,379
Accumulated other comprehensive loss	(110,000)	(1,020,000)
Deficit accumulated during the exploration stage	(115,249,043)	(113,648,692)
Total Stockholders' Equity	1,549,703	2,204,928

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,728,997	$2,983,411

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(Unaudited)

					Accumulated from
					January 5, 2004
	For the Three Months Ended,		For the Six Months Ended,		(Date of Inception) to
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012	November 30, 2013

Revenue	$-	$-	$-	$-	$-

Expenses
Consulting fees	5,000	209,680	22,500	496,250	24,092,224
Depreciation	48,655	50,839	97,651	102,677	540,260
Exploration expenses	68,952	175,345	110,207	406,559	8,165,820
Loss (Gain) on disposal or write-down of equipment	-	2,687	(2,820)	2,687	18,920
General and administrative	115,509	202,634	244,028	456,601	3,402,174
Impairment of mineral property	-	-	-	-	77,492,074
Interest expenses	18,988	-	35,126	-	63,505
Professional	10,575	29,626	36,282	111,991	2,591,302
Rent	11,188	14,868	52,345	46,157	494,023
Travel and investor relations	2,857	13,052	5,187	65,509	1,993,583

Total Expenses	281,724	698,731	600,506	1,688,431	118,853,885
Loss From Operations	(281,724)	(698,731)	(600,506)	(1,688,431)	(118,853,885)

Other Income (Expenses)
Gain on write-down of accrued liabilities	-	-	-	-	458,058
Impairment of marketable securities (Note 6)	(420,000)	(1,600,000)	(1,000,000)	(1,600,000)	(2,600,000)
Interest income	64	245	155	313	1,609
Loss on sale of investment securities	-	-	-	-	(57,071)
Loss on write-down of amounts receivable	-	-	-	-	(66,771)
Mineral property option payments received	-	-	-	-	3,616,017
Recovery of mineral property costs for stock not issuable	-	-	-	-	2,253,000
Total other (Expenses) / Income	(419,936)	(1,599,755)	(999,845)	(1,599,687)	3,604,842
Net Loss	(701,660)	(2,298,486)	(1,600,351)	(3,288,118)	(115,249,043)
Other Comprehensive Loss
Unrealized loss on marketable securities	(86,400)	(420,000)	(90,000)	(1,000,000)	(110,000)

Comprehensive Loss	$(788,060)	$(2,718,486)	$(1,690,351)	$(4,288,118)	$(115,359,043)

Net Loss per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	321,416,654	308,416,654	321,416,654	308,121,572

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

			Accumulated from
			January 5, 2004
	For the Six Months Ended,		(Date of Inception) to
	November 30, 2013	November 30, 2012	November 30, 2013
CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN):
Operating Activities:
Net loss	$(1,600,351)	$(3,288,118)	$(115,249,043)
Adjustments for non-cash items in net loss:
Depreciation	97,651	102,677	540,260
Donated capital, services, interest and rent	35,126	-	72,505
Impairment of marketable securities	1,000,000	1,600,000	2,600,000
Impairment of mineral property acquisition costs	-	-	77,492,074
Loss on sale of investment securities	-	-	57,071
Mineral property option payments	-	-	(156,017)
Stock-based compensation	-	488,982	20,275,633
Gain on unrealized foreign exchange	-	(1,193)	-
Gain on write-down of accrued liabilities	-	-	(458,058)
Loss on write-down of amounts receivable	-	-	66,771
(Gain) / Loss on disposal or write-down of equipment	(2,820)	2,687	18,920
Recovery of mineral property costs for stock not issuable	-	-	(2,253,000)
Shares received from mineral property option payment	-	-	(2,760,000)
Changes in non-cash operating working capital:
Amount receivable	28,861	(65,164)	(663,855)
Prepaid expenses and deposits	22,047	29,604	(65,739)
Accounts payable and accrued liabilities	(45,780)	(59,043)	(169,311)
Due to related parties	71,591	87,045	1,040,965
Cash Used in Operating Activities	(393,675)	(1,102,523)	(19,610,824)
Investing Activities:
Mineral property acquisition costs	-	-	(697,677)
Proceeds from mineral property options	-	-	600,000
Proceeds from disposal of equipment	6,623	21,578	28,201
Purchase of restricted cash equivalent	-	-	(27,805)
Purchase of property and equipment	(1,690)	(8,943)	(733,090)
Cash Provided (Used) in Investing Activities	4,933	12,635	(830,371)
Financing Activities:
Loan from a related party	375,000	-	920,683
Proceeds from issuance of common stock	-	-	21,034,363
Proceeds from stock subscriptions	-	500,000	-
Share issuance costs	-	-	(1,321,191)
Cash Provided by Financing Activities	375,000	500,000	20,633,855

(Decrease) / Increase in cash and cash equivalents	(13,742)	(589,888)	192,660
Cash and cash equivalents, at beginning of the period	206,402	886,889	-

Cash and cash equivalents, at end of the period	$192,660	$297,001	$192,660
Supplemental Cash Flow Information (Note 16)

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of November 30, 2013
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at November 30, 2013, the Company has not generated any revenues and has accumulated losses of $115,249,043 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company plans to raise equity and/or debt financing to fund its operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at November 30, 2013, and the results of its operations and cash flows for the interim period ended November 30, 2013. The results of operations for the six and the three months ended November 30, 2013 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of November 30, 2013
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

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at November 30, 2013, the Company’s only component of other comprehensive loss and accumulated other comprehensive loss is an unrealized fair value loss on available for sale marketable securities.

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of November 30, 2013
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

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440 Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of November 30, 2013 and May 31, 2013.

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of November 30, 2013
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

	q)	Reclassification

Certain reclassifications have been made to the prior periods’ financial statements to conform to the current period’s presentation.

3.	Amounts Receivable

The components of amounts receivable are as follows:

	November 30,	May 31,
	2013	2013
	$	$

Recoverable value added tax	590,299	579,121
Recoverable harmonized sales tax	5,676	46,588
Other receivables	1,109	236

	597,084	625,945

4.	Prepaid Expenses and Deposits

The components of prepaid expenses and deposits are as follows:

	November 30,	May 31,
	2013	2013
	$	$

General and administrative	11,395	7,768
Professional fees	6,497	-
Rent	47,847	80,018

	65,739	87,786

5.	Restricted Cash Equivalent

As of November 30, 2013 and May 31, 2013, the Company has pledged a $27,805 of GICs as security held on corporate credit cards.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of November 30, 2013
(Expressed in U.S. dollars)
(Unaudited)

6.	Restricted Marketable Securities

		November 30, 2013			May 31, 2013
		Fair Value	Other-than-		Fair Value	Other-than-
		Based On	temporary	Accumulated	Based On	temporary	Accumulated
		Quoted	Impairment	Unrealized	Quoted	Impairment	Unrealized
	Cost	Market Price	Loss	Loss	Market Price	Loss	Loss
	$	$	$	$	$	$	$
Ruby Creek Resources Inc., 4,000,000 shares	2,760,000	50,000	(2,600,000)	(110,000)	140,000	(1,600,000)	(1,020,000)

The four million restricted shares of common stock of Ruby Creek Resources Inc. (“RCR”) were issued to the Company on December 16, 2010 as partial consideration to purchase the mineral property interests under the agreements between RCR and the Company. The initial fair market value of these shares was $2,760,000 based on RCR’s quoted stock price on the issuance date. Refer to Note 7b) for details on the agreements with RCR. As of November 30, 2013, the fair market value of these shares was $50,000 (May 31, 2013: $140,000) based on RCR’s quoted stock price and recorded as non-current assets. During the six months ended November 30, 2013, the Company determined that $1,000,000 (during the year ended May 31, 2013: $1,600,000) of unrealized losses were other than temporary and were recognized as an other expense in net loss, and were removed from accumulated other comprehensive loss. As of November 30, 2013, the Company recognized a total of $2,600,000 other than temporary impairment of these RCR restricted shares.

7.	Mineral Properties and Licenses

	a)	Handeni Properties, Tanzania, Africa

Prospecting Licenses (“PLs”)

On September 21, 2010, the Company completed a Mineral Property Acquisition Agreement with IPP Gold Limited (“IPP Gold”), and the Company acquired four PLs totaling approximately 800 square kilometers, located in the Handeni District of Tanzania (the “Handeni Properties”). IPP Gold retained a 2.5% net smelter royalty (“NSR”) on the Handeni Properties and the Company has the option to reduce the NSR to 1.25% by paying $5,000,000. If the NSR is reduced to 1.25% the maximum NSR for any year is capped at $1,000,000. In any year the NSR payment is less than $1,000,000 the difference between the actual NSR payment and $1,000,000 will be carried forward to subsequent years. In addition if the London spot price for gold is equal to or greater than $1,500 then the NSR will increase from 2.5% to 3%. The Company issued 133,333,333 restricted shares of common stock to IPP Gold to acquire the Handeni Properties and no further payments to IPP Gold in shares or cash are required.

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

The fair value of the 133,333,333 shares of the Company’s common stock issued to IPP Gold pursuant to the Acquisition Agreement and the 16,666,667 shares of the Company’s common stock issued pursuant to the Transaction Fee Agreement totaled $60,000,000.

On November 30, 2010, the capitalized acquisition costs of the Handeni Properties were tested for impairment by the Company’s management as required by ASC 360. Management determined that no positive cash flows from the Handeni Properties could be identified or supported and a full impairment loss was recognized in expenses for the $60,000,000 acquisition cost.

Under Tanzanian law, 50% of the area of PLs need to be relinquished following a period of three years after allocation of the PLs to the Company (1998 Mining Act applicable to the Companies’ PLs). The Company applied for renewal of two of the licenses that expired in September 2013 and two of the licenses that expired in October 2013 on August 16, 2013. The Company received two of the renewal areas as PLs (PL6742/2010 and PL6744/2010) effective on October 5, 2013 and September 13, 2013, respectively. These two PLs are valid until October 4, 2016 and September 12, 2016, respectively. The company also received written confirmation letters (License Offer Letters) on November 29, 2013 from the Ministry of Energy and Minerals in Tanzania, which confirms that the areas applied for on the remaining two PLs (PL6743/2010 and PL6779/2010) are allocated to the Company subject to the payment of annual rent and other fees. Upon receipt of these fees, formal license documentation will be presented to the Company with the new PL numbers. Subsequent to the quarter ended November 30, 2013, on December 5, 2013, the Company paid the $28,788 annual rent and other fees for the another two renewed PLs and the final license documentation for these two licenses should be received any day.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of November 30, 2013
(Expressed in U.S. dollars)
(Unaudited)

7.	Mineral Properties and Licenses (continued)

	a)	Handeni Properties, Tanzania, Africa (continued)

Primary Mining Licenses (“PMLs”),

On August 5, 2011, the Company entered a Mineral Property Acquisition Agreement (the “2011 Acquisition Agreement”) with Handeni Resources Limited (“Handeni Resources”), a limited liability company registered under the laws of Tanzania. The Chairman of the Board of Directors of the Company has an existing ownership and/or beneficial interest(s) in Handeni Resources. Pursuant to the 2011 Acquisition Agreement, the Company had an exclusive option to acquire from Handeni Resources a 100% interest in mineral licenses covering an area of approximately 2.67 square kilometers to the east of Magambazi Hill, which is adjacent to the area covered by the Company’s four existing PLs in the Handeni District.

On November 30, 2011, the Company completed the 2011 Acquisition Agreement and issued 15,000,000 restricted common shares to Handeni Resources as payment. As at November 30, 2011, the fair market price of the Company’s common stock was $0.11 per share; accordingly, the Company recorded a total fair market value of $1,650,000 as the mineral licenses acquisition cost.

To comply with the laws and regulations of the Republic of Tanzania whereby foreign companies may not own PMLs, on July 19, 2012, the Company entered into an Addendum agreement to the 2011 Acquisition Agreement whereby Handeni Resources, on behalf of the Company, administers the 32 PMLs until such time as a mining license on the 32 PMLs (2.67 km2) have been allocated. During this period Handeni Resources is conducting exploration and mining activities on the PMLs as directed by the Company.

During the six months ended November 30, 2013, the Company paid $25,845 of annual rental and licenses renewal fees for PLs, and during the year ended May 31, 2013, the Company paid $106,081 in annual rental and license renewal fees related to the Company’s four PLs and 32 PMLs. Such license related fees were recorded as exploration expenses.

	b)	Mkuvia Alluvial Gold Project, Tanzania, Africa

The Mkuvia Alluvial Gold Project was comprised of four PLs covering a total area of 380 square kilometers located in the Nachingwea District, Lindi Region of the Republic of Tanzania. The Company is aware that the four PLs expired during May and June of 2012. The Company is currently evaluating whether any viable interest remains in these PLs, but no final determination has been made as of yet. As at November 30, 2013 and May 31, 2013, the Company has no capitalized costs related to the Mkuvia Alluvial Gold Project.

By the way of background, on June 27, 2008, the Company entered into a Joint Venture Agreement that grants the Company the right to explore for minerals on properties in Liwale and Nachigwea Districts of Tanzania known as the Mkuvia Alluvial Gold Project, in consideration for the payment of $1,000,000 (paid) upon signing the agreement and $540,000 over five years beginning July 15, 2008. The $540,000 is payable in stages on a quarterly basis of which $80,000 must be paid in the first year, and $460,000 over the next five years. The holder of the property licenses retains a net smelter royalty return of 3%.

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of November 30, 2013
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

RCR filed a lawsuit against the Company in the Supreme Court, State of New York, on February 8, 2012, alleging the Company’s involvement in a fraudulent transfer and breach of agreements. On May 21, 2012, in answering RCR’s claim in New York, the Company counter claimed against RCR. The Company is of the view that such allegations are without merit and intends to continue vigorously contest the action in New York. (More details see Note 13, below).

8.	Property and Equipment

	November 30, 2013			May 31, 2013
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
	$	$	$	$

Automobile vehicles	338,928	291,311	47,617	98,149
Camp and equipment	197,011	121,933	75,078	107,913
Office furniture and equipment	99,324	79,511	19,813	37,325
Software	8,080	4,879	3,201	2,086

	643,343	497,634	145,709	245,473

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of November 30, 2013
(Expressed in U.S. dollars)
(Unaudited)

9.	Related Party Transactions

a)

On December 7, 2012, the Company entered into a facility agreement with IPP Ltd., a private company controlled by the chairman of the Company. The funding is in the form of an interest free unsecured loan to the Company of up to $720,000 by way of monthly drawdowns of a maximum amount of US$100,000 per calendar month up to and including June 2013. The total amount drawn down by the Company is due to be repaid on or before December 31, 2013. On September 4, 2013, the loan repayment due date has been amended and extended from December 31, 2013 to June 30, 2014 by the Company and IPP Ltd. As of November 30, 2013, IPP Ltd. had provided a total of $695,683 to the Company pursuant to this facility agreement.

On October 9, 2013, the Company entered into a facility agreement with Consultancy & Finance Company Associates Ltd. (“C&F”), a private company controlled by the chairman of the Company. The funding is in the form of an interest free unsecured loan to the Company of up to $405,000 by way of monthly drawdowns of a maximum amount of US$75,000 per calendar month. The facility agreement funds the Company’s working capital up to March 2014. The total amount drawn down by the Company is due to be repaid on or before June 30, 2014. As of November 30, 2013, C&F had provided a total of $225,000 to the Company pursuant to this facility agreement.

For the six months ended November 30, 2013, $35,126 (2012 - $Nil) of deemed interest was calculated at an annual interest rate of 10% which approximated the fair market value, and was recorded as interest expense and donated capital.

b)

During the six months ended November 30, 2013, the Company incurred administration and professional services fees of $72,000 (2012 - $72,000) to a director, the current President and Chief Executive Officer (the “CEO”) and there was a total of $93,000 remaining as payable as at November 30, 2013 (May 31, 2013 - $39,000). In addition, the Company incurred geological service fees of $18,000 (2012 - $30,000) to a private company controlled by a person who is related to the CEO and there was a total of $10,000 fees remained as payable as at November 30, 2013 (May 31, 2013 - $10,000).

During the six months ended November 30, 2013, the Company also paid $25,200 representing 60% of rental expenses associated with renting the CEO’s family house in Tanzania, pursuant to the Executive Services Agreement.

c)

During the six months ended November 30, 2013, the Company incurred administration and professional services fees of $69,992 (2012 - $70,311) to the Company’s current Chief Financial Officer (the “CFO”).

d)

During the six months ended November 30, 2013, the Company incurred $7,500 of non-executive director’s fees and during the six months ended November 30, 2012, the Company paid $48,000 of administration and consulting fees and incurred $5,000 of director fees to a director and a former President and CEO who resigned as President and CEO effective on November 22, 2011 but continued to provide consulting services. There was a total of $27,500 fees remained as payable as at November 30, 2013 (May 31, 2013 - $20,000).

	e)	Effective on June 1, 2013, the Board of Directors (the “Board”) approved a reduction of monetary compensation to independent directors and/or non-executive directors of the Company as follows:

(1)

annual independent director fees of $30,000 has been reduced to $15,000, subject to attending a minimum of four Board meetings a year; any applicable director’s fees shall be reduced by 25% for each board meeting less than four which is not attended.

(2)	meeting attendance fees of $1,000 per meeting has been waived;
(3)	additional annual fees of $10,000 to the Company’s Board Committee Chairperson has been reduced to $5,000; and
(4)	additional annual fees of $20,000 to the Vice Chairman of the Board has been reduced to $10,000.

Accordingly, the Company incurred independent directors’ fees of $32,500 during the six months ended November 30, 2013 (2012 - $113,000). As at November 30, 2013, the Company had $86,250 (May 31, 2013 - $93,250) of unpaid independent directors’ fees in related party accounts payable and accrued liabilities.

During the six months ended November 30, 2012, the Company granted to each independent director 200,000 stock options at a price of $0.08 per share exercisable for 10 years for a total of 1,000,000 stock options and 200,000 shares of the Company’s common stock with a fair value of $0.04 per share for a total of 1,000,000 shares as stock-based compensation. Such stock options and shares were granted under the Company’s November 2010 Stock Incentive Plan. Two of these independent directors resigned respectively during the fiscal year ended May 31, 2013 and the related 400,000 granted stock options were forfeited.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of November 30, 2013
(Expressed in U.S. dollars)
(Unaudited)

10.	Common Stock and Additional Paid-in Capital

The authorized common stock of the Company consists of 500,000,000 shares, with $0.001 par value. The following is a summary of the Company’s issued and outstanding common stock during the six months ended November 30, 2013 and the fiscal year ended May 31, 2013:

	Common Stock		Additional Paid-In
	Shares	Par Value	Capital
	#	$	$
Balance as at May 31, 2012	307,416,654	307,417	115,289,842
Shares Issued for Independent Directors’ Compensation	1,000,000	1,000	39,000
Shares Issued for cash at $0.05 per share	13,000,000	13,000	637,000
Value Assigned to Options Granted or Vested	-	-	448,982
Balance as at May 31, 2013	321,416,654	321,417	116,414,824
Shares Issued	-	-	-
Balance as at November 30, 2013	321,416,654	321,417	116,414,824

For the six months ended November 30, 2013

During the six months ended November 30, 2013, the Company had no changes in its common stock and additional paid-in capital.

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

The Company adopted an Stock Option Plan, dated November 29, 2010 (the “November 2010 Stock Incentive Plan”), under which the Company is authorized to grant stock options to acquire up to a total of 40,000,000 shares of common shares. During the six months ended November 30, 2013, there were no stock options granted. On July 4, 2012, the Company granted stock options to its independent directors to acquire a total of 1,000,000 common shares at an exercise price of $0.08 per share exercisable for 10 years, and during the year ended May 31, 2013, 1,000,000 vested options were forfeited. At November 30, 2013 and May 31, 2013, the Company had 10,700,000 shares of common stock available to be issued under the November 2010 Stock Incentive Plan.

There were no stock options exercised during the six months ended November 30, 2013 and during the year ended May 31, 2013, and there were no intrinsic values of outstanding options at November 30, 2013 and May 31, 2013. The following table summarizes the continuity of the Company’s stock options:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
	#	$	(years)	$
Outstanding, May 31, 2012	28,300,000	0.24	8.53	-
Granted	1,000,000	0.08	9.10	-
Forfeited	(1,000,000)	0.15	8.14	-
Outstanding, May 31, 2013	28,300,000	0.23	7.56	-
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding, November 30, 2013	28,300,000	0.23	7.06	-
Exercisable, November 30, 2013	28,300,000	0.23	7.06	-

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of November 30, 2013
(Expressed in U.S. dollars)
(Unaudited)

11.	Stock Options (continued)

The stock options outstanding are exercisable for cash or on a cashless exercise basis using a prorated formula whereby the number of shares issuable is equal to (a) the average closing price for the five days prior to exercise date (“ACP”) in excess of the exercise price, divided by (b) the exercise price multiplied by (c) the number of options exercised. During the six months ended November 30, 2013 and the year ended May 31, 2013, no cashless stock options were exercised.

As at November 30, 2013 and May 31, 2013, all non-vested stock options were vested and there was $Nil of unrecognized compensation costs related to non-vested stock option agreements.

12.	Common Stock Purchase Warrants

During the six months ended November 30, 2013 and the year ended May 31, 2013, there were no stock purchase warrants granted. During the six months ended November 30, 2013, 13,554,155 (the year ended May 31, 2013: 40,162,262) stock purchase warrants expired. The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted	Weighted Average
		Average	Remaining Contractual
	Number of Warrants	Exercise Price	Life
	#	$	(years)

Balance, May 31, 2012	53,716,417	0.33	0.67
Expired	(40,162,262)	0.26	-
Balance, May 31, 2013	13,554,155	0.52	0.33
Expired	(13,554,155)	-	-
Balance, November 30, 2013	-	-	-

13.	Commitments and Contingency

On February 8, 2012, RCR filed a lawsuit against the Company in the Supreme Court, State of New York, in which RCR alleges that the Company participated in a fraudulent transfer of certain mineral property interests in Tanzania that RCR had the right to purchase pursuant to a series of agreements with the Company (see Note 7b).

On February 23, 2012, the Company filed a lawsuit against RCR in the Supreme Court of British Columbia (the “British Columbia Action”), seeking relief for RCR’s breach of its payment obligations under these agreements and seeking an order that RCR remove the U.S. restrictive legend from RCR shares issued to the Company (see Note 6) under the agreements. As of November 30, 2013, RCR is in default with respect to $1.45 million in scheduled payments due to the Company under the agreements.

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of November 30, 2013
(Expressed in U.S. dollars)
(Unaudited)

14.	Fair Value Measurements (continued)

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

As at November 30, 2013, there were no liabilities measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet. Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of November 30, 2013, as follows:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	November 30,
	(Level 1)	(Level 2)	(Level 3)	2013
Assets:
Cash and cash equivalents	$192,660	$–	$–	$192,660
Restricted cash equivalent	27,805	–	–	27,805
Restricted marketable securities	50,000	–	–	50,000

Total assets measured at fair value	$270,465	$–	$–	$270,465

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of November 30, 2013
(Expressed in U.S. dollars)
(Unaudited)

15.	Stock-based Compensation

The fair values for stock options granted were estimated at the date of grant using the Black-Scholes option pricing model under the following weighted average assumptions:

	Six Months Ended,
	November 30, 2013	November 30 2012
Expected dividend yield	-	0%
Risk-free interest rate	-	2.32%
Expected volatility	-	164%
Expected option life (in years)	-	8.89

The weighted average fair value of stock options granted during the six months ended November 30, 2013 was $Nil (2012 - $0.03 per share). During the six months ended November 30, 2013 and 2012, the Company expensed the following stock-based compensation as consulting fees or general and administrative fees.

	Six Months Ended
	November 30, 2013	November 30, 2012

Fair value for stock options	$-	$448,982
Fair value for common stock shares granted to independent directors	-	40,000
Total stock based compensation	$-	$488,982

16.	Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statements. A summary of non-cash transactions and other cash information for the six months ended November 30, 2013 and 2012, and for the accumulated from January 5, 2004, the date of inception, to November 30, 2013 is as follow:

			Accumulated from
			January 5, 2004
	For the Six Months Ended,		(Date of Inception) to
	November 30, 2013	November 30, 2012	November 30, 2013
Changes in non-cash financing and investing activities:
Common stock issued to settle related party payable	$-	$-	$619,306
Common stock issued for an executive's compensation	-	-	3,035,505
Common stock issued for independent directors' compensation	-	40,000	40,000
Common stock issued for mineral licenses acquired	-	-	76,446,750
Common stock gifted to the Company to settle liabilities	-	-	100,000
Investment securities received and sold	-	-	79,603
Other cash flow information:
Interest paid	$-	$-	$-
Taxes paid	-	-	-

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of November 30, 2013
(Expressed in U.S. dollars)
(Unaudited)

17.	Segment Disclosures

The Company operates in one reportable segment, being the acquisition and exploration of mineral properties. Segmented information has been compiled based on the geographic regions that the Company and its subsidiary registered and performed exploration and administration activities.

Assets by geographical segment as at November 30, 2013 and May 31, 2013 are as follows:

	Canada	Tanzania, Africa	Total
Current assets	$117,719	$737,764	$855,483
Restricted cash equivalent	27,805	-	27,805
Restricted marketable securities	50,000	-	50,000
Mineral licenses	-	1,650,000	1,650,000
Property and equipment, net	6,844	138,865	145,709
Total assets, at November 30, 2013	$202,368	$2,526,629	$2,728,997

	Canada	Tanzania, Africa	Total
Current assets	$191,292	$728,841	$920,133
Restricted cash equivalent	27,805	-	27,805
Restricted marketable securities	140,000	-	140,000
Mineral licenses	-	1,650,000	1,650,000
Property and equipment, net	7,722	237,751	245,473
Total assets, at May 31, 2013	$366,819	$2,616,592	$2,983,411

Net loss by geographical segment for the six months ended November 30, 2013 and 2012 are as follows:

For the Period Ended November 30, 2013
Net Loss	$1,014,710	$585,641	$1,600,351

For the Period Ended November 30, 2012
Net Loss	$2,442,310	$845,808	$3,288,118

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months and the six months ended November 30, 2013 and 2012 should be read in conjunction with our unaudited interim financial statements and related notes for the three months and the six months ended November 30, 2013 and 2012 included herewith and our audited consolidated financial statements as at May 31, 2013, May 31, 2012 and for the period from inception (January 5, 2004) to May 31, 2013 included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2013 as filed with the SEC. All financial information in this Management’s Discussion and Analysis (“MD&A” or the “discussion”) is expressed and prepared in conformity with U.S. generally accepted accounting principles. All dollar references are to the U.S. dollar, the Company’s reporting currency, unless otherwise noted. Some numbers in this MD&A have been rounded to the nearest thousand for discussion purposes.

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

Handeni District Gold Project

Handeni PLs

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

Under Tanzanian law, 50% of the area of PLs need to be relinquished following a period of three years after allocation of the PLs to the Company (1998 Mining Act applicable to the Companies’ PLs). The Company applied for renewal of two of the licenses that expired in September 2013 and two of the licenses that expired in October 2013 on August 16, 2013. The Company received two of the renewal areas as PLs (PL6742/2010 and PL6744/2010) effective on October 5, 2013 and September 13, 2013, respectively. These two PLs are valid until October 4, 2016 and September 12, 2016, respectively. The company also received written confirmation letters (License Offer Letters) on November 29, 2013 from the Ministry of Energy and Minerals in Tanzania, which confirms that the areas applied for on the remaining two PLs (PL6743/2010 and PL6779/2010) are allocated to the Company subject to the payment of annual rent and other fees. Upon receipt of these fees, formal license documentation will be presented to the Company with the new PL numbers. On December 5, 2013, the Company paid the $28,788 annual rent and other fees for the another two renewed PLs and the final license documentation for these two licenses should be received any day.

Handeni District PMLs

On August 5, 2011, the Company entered a Mineral Property Acquisition Agreement (the “2011 Acquisition Agreement”) with Handeni Resources Limited (“Handeni Resources”), a limited liability company registered under the laws of Tanzania. The Chairman of the Board of Directors of the Company has an existing ownership and/or beneficial interest(s) in Handeni Resources. Pursuant to the 2011 Acquisition Agreement, the Company had an exclusive option to acquire from Handeni Resources a 100% interest in mineral licenses covering an area of approximately 2.67 square kilometers to the east of Magambazi Hill, which is adjacent to the area covered by the Company’s four existing prospecting licenses in the Handeni District.

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

Handeni District Project

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

LOCATION MAP: HANDENI PROPERTY IN TANZANIA

Property Description

The property comprised four PL’s and 32 PMLs as described above under “Handeni PLs” and “Handeni District PMLs” sections. The following table provides details about each PL.

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

During the six months ended November 30, 2013, we:

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

d)

Submitted 84 samples for gold assay as a pilot investigation on one of the targets on PL6743/2010. In combination with the large amount of XRF results conducted on this target the soil sampling method will be adapted to yield the best possible results in the Handeni district.

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

Employees

Other than our directors and executive officers, we had, as of November 30, 2013, approximately six full-time equivalent employees located in Tanzania. We also retain independent geologists and consultants on a contract basis to conduct the work programs on our mineral properties in order to carry out our plan of operations.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

The Company has two subsidiaries, both of which are Tanzanian companies: (i) HG Limited (formerly DLM Tanzania Limited); and (ii) Douglas Lake Tanzania Limited, which is inactive.

Plan of Operations.

Other exploration related activities currently under way on the Company’s Handeni licenses include:

a)	Identification of potential alluvial mining areas other than those currently know and being evaluated by utilizing remote sensing activities.
b)	A detailed interpretation of already collected geophysical data.
c)	A petrological, geochemical and mineralogical investigation of the Kwandege drill core to understand the style of gold mineralization at this locality.
d)	A structural evaluation of the Kwandege target to evaluate further drilling.
e)	Continued work on development of other targets to drill target status.
f)	Detailed structural work on the Mjembe target as well as on targets on PL6743/2010.
g)	Adapting our soil sampling technique to yield the best possible results under the conditions experienced in the Handeni district further increasing exploration activity at a reduced cost.
h)	On receiving our final license coordinates to adapt the exploration plan to suit the new areas the best.
i)	Evaluate the possibility of expanding our exploration ground in the Handeni district.

The estimated budget for the completion of these exploration programs is provided below:

EXPLORATION WORK	BUDGET (US$)
Ground Geophysics	200,000
Mapping, trenching, sampling, etc.	200,000
Drilling	650,000
Geologists, field personnel and general exploration	250,000
Sundry & contingencies	200,000
TOTAL	$1,500,000

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

During the six months ended November 30, 2013, we spent $110,000 cash in exploration and approximately $283,000 cash in other operating expenses. At November 30, 2013, we had cash of $193,000 and a working capital deficit of $324,000. As such, we estimate we will need a minimum of $2.4 million in additional funds to cover our planned operations over this fiscal year ending May 31, 2014. We anticipate that we will not generate any revenues for so long as we are an exploration stage company. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations.

We believe that external debt financing will not be an alternative for funding our planned exploration, as we do not have significant tangible assets to secure any debt financing. Therefore, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock and/or related parties debt financing. We cannot provide investors with any assurance that we will be able to obtain sufficient financing to fund our acquisition and exploration program going forward. In the absence of sufficient funding, we will not be able to continue acquisition and exploration of mineral claims and we will be forced to abandon our mineral claims and our plan of operations. Even if we are successful in obtaining financing to fund our acquisition and exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of any mineral claims.

Results of Operations

We have had no operating revenues since our inception (January 5, 2004) to November 30, 2013. The following table sets out our losses for the periods indicated:

					Accumulated from
					January 5, 2004
	For the Three Months Ended,		For the Six Months Ended,		(Date of Inception) to
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012	November 30, 2013

Revenue	$-	$-	$-	$-	$-

Expenses
Consulting fees	5,000	209,680	22,500	496,250	24,092,224
Depreciation	48,655	50,839	97,651	102,677	540,260
Exploration expenses	68,952	175,345	110,207	406,559	8,165,820
Loss (Gain) on disposal or write-down of equipment	-	2,687	(2,820)	2,687	18,920
General and administrative	115,509	202,634	244,028	456,601	3,402,174
Impairment of mineral property	-	-	-	-	77,492,074
Interest expenses	18,988	-	35,126	-	63,505
Professional	10,575	29,626	36,282	111,991	2,591,302
Rent	11,188	14,868	52,345	46,157	494,023
Travel and investor relations	2,857	13,052	5,187	65,509	1,993,583

Total Expenses	281,724	698,731	600,506	1,688,431	118,853,885
Loss From Operations	(281,724)	(698,731)	(600,506)	(1,688,431)	(118,853,885)

Other Income (Expenses)
Gain on write-down of accrued liabilities	-	-	-	-	458,058
Impairment of marketable securities (Note 6)	(420,000)	(1,600,000)	(1,000,000)	(1,600,000)	(2,600,000)
Interest income	64	245	155	313	1,609
Loss on sale of investment securities	-	-	-	-	(57,071)
Loss on write-down of amounts receivable	-	-	-	-	(66,771)
Mineral property option payments received	-	-	-	-	3,616,017
Recovery of mineral property costs for stock not issuable	-	-	-	-	2,253,000
Total other (Expenses) / Income	(419,936)	(1,599,755)	(999,845)	(1,599,687)	3,604,842
Net Loss	(701,660)	(2,298,486)	(1,600,351)	(3,288,118)	(115,249,043)

Three Months Ended November 30, 2013 Compared to Three Months Ended November 30, 2012

Our net loss for the three months ended November 30, 2013 was $702,000, compared to $2,298,000 for the same period ended November 30, 2012, mainly due to $420,000 (2012: $1,600,000) impairment of marketable securities recognized in net loss and the following operation expenses changes.

Our operating expenses for the three months ended November 30, 2013 decreased by $417,000 to $282,000 from $699,000 for the same period ended November 30, 2012, as follows:

  our consulting, general and administrative fees decreased by $292,000 to $120,000 during the three-month period ended November 30, 2013 (2012 - $412,000), primarily due to decreases of $109,000 in cash expenditures and $183,000 in stock-based compensation. The stock-based compensation included in consulting, general and administrative fees was $Nil during the three months ended November 30, 2013 (2012 - $183,000); Excluding the stock-based compensation, our other consulting, general and administrative fees decreased to $120,000 during the three months ended November 30, 2013 (2012 - $229,000), primarily due to cost management;

  our exploration expenses decreased by $106,000 to $69,000 during the three months ended November 30, 2013 (2012 - $175,000) due to decreased exploration and drilling activities as the Company has had limited cash funding during the three months ended November 30, 2013;

  interest expenses increased to $19,000 during the three months ended November 30, 2013 (2012 - $Nil), which represented deemed interest on interest free unsecured loans from a related party. Such deemed interest was recorded as donated capital;

  our professional fees decreased by $19,000 to $11,000 during the three months ended November 30, 2013 (2012 - $30,000) primarily due to continuing decreased legal and accounting services as a result of more work performed in- house by management to save the cost;

  our rent expenses decreased by $4,000 to $11,000 during the three months ended November 30, 2013 (2012 - $15,000) as a result of a 50% reduction in the physical size of our Tanzania office.

  our travel and investor relations expenses decreased by $10,000 to $3,000 during the three months ended November 30, 2013 (2012 - $13,000) primarily due to continuing less travel expenses and cost management.

Six Months Ended November 30, 2013 Compared to Six Months Ended November 30, 2012

Our net loss for the six months ended November 30, 2013 was $1,600,000, compared to $3,288,000 for the same period ended November 30, 2012, mainly due to $1,000,000 (2012: $1,600,000) impairment of marketable securities recognized in net loss and the following operation expenses changes.

Our operating expenses for the six months ended November 30, 2013 decreased by $1,088,000 to $600,000 from $1,688,000 for the same period ended November 30, 2012, as follows:

  our consulting, general and administrative fees decreased by $686,000 to $267,000 during the period ended November 30, 2013 (2012 - $953,000), primarily due to decreases of $197,000 in cash expenditures and $489,000 in stock-based compensation. The stock-based compensation included in consulting, general and administrative fees was $Nil during the three months ended November 30, 2013 (2012 - $489,000); Excluding the stock-based compensation, our other consulting, general and administrative fees decreased to $267,000 during the six months ended November 30, 2013 (2012 - $464,000), primarily due to cost management;

  our exploration expenses decreased by $296,000 to $110,000 during the six months ended November 30, 2013 (2012 - $407,000) due to decreased exploration and drilling activities as the Company has had limited cash funding during the six months ended November 30, 2013;

  interest expenses increased to $35,000 during the six months ended November 30, 2013 (2012 - $Nil), which represented deemed interest on interest free unsecured loans from a related party. Such deemed interest was recorded as donated capital;

  our professional fees decreased by $76,000 to $36,000 during the six months ended November 30, 2013 (2012 - $112,000) primarily due to significantly decreased legal and accounting services as a result of more work performed in- house by management to reduce costs;

  our rent expenses increased by $6,000 to $52,000 during the six months ended November 30, 2013 (2012 - $46,000) mainly due to $25,200 rent included in the six months ended November 30, 2013 representing 60% of rental expense associated with renting our Chief Executive Officer’s family house in Tanzania pursuant to the Executive Services Agreement, offset by a decrease on the rent on our Tanzania office as a result of a 50% reduction in the physical size of such office. Such $25,200 rent for 2012 was paid in the fiscal year ended May 31, 2012.

  our travel and investor relations expenses decreased by $60,000 to $5,000 during the six months ended November 30, 2013 (2012 - $65,000) primarily due to significantly less travel expenses and cost management.

Liquidity and Capital Resources

The Company has been reviewing its budgets for its current business needs and its further exploration. We estimate that our total expenditures for our fiscal year ending May 31, 2014 will be approximately $2.5 million, as outlined above under the heading “Plan of Operations”. At November 30, 2013, we had cash of $193,000 and a working capital deficit of approximately $324,000.

As such, we believe that we have insufficient capital to fund our plan of operations and we estimate we will be required to obtain a minimum of $2.4 million additional funds in order to pursue our planned operations through to our fiscal year ending May 31, 2014.

On December 7, 2012, we entered into a facility agreement with IPP Ltd. a private company controlled by our Chairman of the Board of Directors. The funding is in the form of an interest free unsecured loan to the Company of up to $720,000 through and including June 2013. As of the date of this report, we received a total of $695,683 which is due to be repaid on or before December 31, 2013 pursuant to this facility agreement. On September 4, 2013, the loan repayment due date has been amended and extended from December 31, 2013 to June 30, 2014 by the Company and IPP Ltd.

On October 9, 2013, the Company entered into a facility agreement with Consultancy & Finance Company Associates Ltd, a private company controlled by the chairman of the Company. The facility agreement funds the Company’s working capital up to March 2014. The funding is in the form of an interest free unsecured loan to the Company of up to $405,000 by way of monthly drawdowns of a maximum amount of US$75,000 per calendar month. As of the date of this report, we received a total of $225,000 which is due to be repaid on or before June 30, 2014 pursuant to this facility agreement.

As of November 30, 2013, there was $597,000 of recoverable value added tax paid in Tanzania. Such recoverable amounts were included in our working capital. On December 6, 2013, the Company received Notes of Discussion signed by Tanzania Revenue Authority (“TRA”) to confirm that TRA tax audit has been completed and the Company had been appropriately paid and filed all requested taxes. This TRA tax audit was done in line with verification of the Company’s VAT refund claim for the period covering March 2012 to August 2012 amounting to approximately $568,990 (TZS 894,719,371). The Company is expecting to receive this VAT refund from TRA shortly.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $394,000 during the six months ended November 30, 2013, as compared to $1,103,000 during the same period in 2012. The significant lower cash expenditures during the six months ended November 30, 2013 was mainly due to the Company reduced exploration activities and operating expenses during the period. Net cash used in operating activities from our inception on January 5, 2004 to November 30, 2013 was $19.6 million.

Net Cash Used in Investing Activities

Net cash provided in investing activities was $5,000 during the six months ended November 30, 2013, mainly due to proceeds from disposal of an automobile vehicle. During the same period in 2012, net cash provided in investing activities was $13,000 due to $22,000 of proceeds from disposal of an automobile vehicle and $9,000 used in purchase of office equipment. Net cash used in investing activities from our inception on January 5, 2004 to November 30, 2013 was $830,000 mainly used in purchase of property and equipment.

Net Cash from Financing Activities

During the six months ended November 30, 2013, we received a $375,000 loans due to related parties, as compared to $500,000 net cash received from stock subscriptions during the same period in 2012. From our inception on January 5, 2004 to August 31, 2013, net cash provided by financing activities was $20,634,000. We have funded our business to date primarily from sales of our common stock.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the property underlying our mineral claim interest and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. In addition, we had a $324,000 working capital deficit as of November 30, 2013. For these reasons our auditors stated in their report on our audited financial statements for the year ended May 31, 2013 that substantial doubt exists whether we will be able to continue as a going concern.

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

Related Party Transactions

The details of related party transactions are disclosed in footnote 9 of our Company’s interim unaudited consolidated financial statements for the fiscal quarter ended November 30, 2013 (Item 1, above).

Segment Disclosures

The Company operates in one reportable segment, located in Tanzania Africa, being the acquisition and exploration of mineral properties. The details of segment disclosures are disclosed in footnote 17 of our Company’s interim unaudited consolidated financial statements for the fiscal quarter ended November 30, 2013 (Item 1, above).

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Contractual Obligations

a)

The Company entered into a facility agreement with IPP Ltd., a private company controlled by the chairman of Handeni Gold Inc. on December 7, 2012 and amended on September 4, 2013. The funding is in the form of an interest free unsecured loan of up to $720,000 to the Company by way of monthly drawdowns of a maximum amount of US$100,000 per calendar month up to and including June 2013. The total amount drawn down by the Company is due to be repaid on or before June 30, 2014. As of November 30, 2013, IPP Ltd. had provided a total of $695,683 to the Company pursuant to this facility agreement.

b)

On October 9, 2013, the Company entered into a facility agreement with Consultancy & Finance Company Associates Ltd. (“C&F”), a private company controlled by the chairman of the Company. The funding is in the form of an interest free unsecured loan to the Company of up to $405,000 by way of monthly drawdowns of a maximum amount of US$75,000 per calendar month. The facility agreement funds the Company’s working capital up to March 2014. The total amount drawn down by the Company is due to be repaid on or before June 30, 2014. As of November 30, 2013, C&F had provided a total of $225,000 to the Company pursuant to this facility agreement.

c)

In May 2011, the Company entered a Vancouver office lease agreement commencing October 1, 2011 for a term of three years expiring September 30, 2014 and a base rent of Cdn $4,050 per month subject to 4% increase each year; in the meantime, the Company had paid Cdn $192,853 as deposit and prepaid rent. As of November 30, 2013, there was Cdn $40,847 of such prepaid rent and deposit remained.

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440 Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of November 30, 2013 or May 31, 2013.

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

Item 4.                     Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), Reyno Scheepers, and the Company’s Chief Financial Officer (“CFO”), Melinda Hsu, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this report. Based upon the evaluation, the Company’s CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report (that is, as of November 30, 2013), due to the material weaknesses in our internal control over financial reporting as disclosed in the Company’s annual report for our fiscal year ended May 31, 2013, which have not been completely resolved as of November 30, 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Mine Safety Disclosures

Not applicable.

Item 5.                     Other Information

None.

Item 6.                     Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit	Description of Exhibit
Number

3.1(1)	Articles of Incorporation.

3.2(12)	Certificate of Amendment to Articles of Incorporation.

3.3(21)	Articles of Merger as filed with the Nevada Secretary of State.

3.3(3)	Amended Bylaws, as amended on September 5, 2006.

10.1(4)	Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.

10.2(4)	Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.

10.3(4)	Asset Purchase Agreement with Megadeposit Explorers Ltd.

10.4(5)	Amendment No. 1 to Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.

10.5(5)	Amendment No. 1 to Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.

10.6(5)	Amendment No. 1 to Asset Purchase Agreement with Megadeposit Explorers Ltd.

10.7(6)	Amendment No. 2 to Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.

10.8(6)	Amendment No. 2 to Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.

10.9(6)	Amendment No. 2 to Asset Purchase Agreement with Megadeposit Explorers Ltd.

10.10(7)	Strategic Alliance Agreement between the Company and Canaco Resources Inc.

10.11(8)	Option Agreement between the Company and Canaco Resources Inc.

10.12(9)	Amendment No. 1 to Strategic Alliance Agreement between the Company and Canaco Resources Inc.

10.13(9)	Kwadijava Option Agreement.

10.14(9)	Negero Option Agreement.

10.15(10)	Joint Venture Agreement with Mkuvia Maita.

10.16(11)	2007 Stock Incentive Plan.

10.17(14)	2008 Stock Incentive Plan.

10.18(11)	Consulting Agreement with Harpreet Sangha.

10.19(11)	Consulting Agreement with Rovingi.

10.20(13)	Joint Venture Agreement with Mkuvia Maita dated June 5, 2009.

10.21(15)	Agreement with Ruby Creek Resources, Inc. dated November 7, 2009.

10.22(16)	Purchase Agreement with Ruby Creek Resources, Inc., dated for reference May 19, 2010.

10.23(17)	August 2010 Stock Incentive Plan.

10.24(18)	Mineral Property Acquisition Agreement between the Company and IPP Gold Limited, dated September 15, 2010, ratified by the Company’s Board of Directors on September 21, 2010.

10.26(19)	November 2010 Stock Incentive Plan.

10.27(20)	Mineral Property Acquisition Agreement between the Company and Handeni Resources Limited, dated August 5, 2011.

10.28(22)	Executive Consulting Services Agreement between the Company and Amica Resource Inc., dated February 28, 2012.

10.29(23)	Unsecured Term Loan Facility Agreement between the Company and IPP Ltd. dated December 7, 2012

10.30(24)	Unsecured Term Loan Facility Agreement between the Company and Consultancy & Finance Company Associates Ltd. dated October 9, 2013

14.1(2)	Code of Ethics.

21.1	Subsidiaries of the Registrant:

a. Douglas Lake Tanzania Limited (Tanzania); and

b. HG Limited (Tanzania) (formerly: DLM Tanzania Limited (Tanzania)).

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Incorporated by reference to Form SB-2 Registration Statement filed on July 22, 2004.
(2)	Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2005.
(3)	Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2006.
(4)	Incorporated by reference to Current Report on Form 8-K filed on August 4, 2005.
(5)	Incorporated by reference to Current Report on Form 8-K filed on November 21, 2005.
(6)	Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended November 30, 2005.
(7)	Incorporated by reference to Current Report on Form 8-K filed on May 4, 2006.
(8)	Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended August 31, 2006.
(9)	Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended August 31, 2007.

(10)	Incorporated by reference to Current Report on Form 8-K filed on August 6, 2008.
(11)	Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2007.
(12)	Incorporated by reference to Current Report on Form 8-K filed on January 27, 2009
(13)	Incorporated by reference to Current Report on Form 8-K filed on July 16, 2009
(14)	Incorporated by reference to Registration Statement Form S-8 filed on December 30, 2008.
(15)	Incorporated by reference to Current Report on Form 8-K filed on November 13, 2009.
(16)	Incorporated by reference to Current Report on Form 8-K filed on June 21, 2010.
(17)	Incorporated by reference to Annual Report on Form 10-K for the year ended May 31, 2010.
(18)	Incorporated by reference to Current Report on Form 8-K filed on September 27, 2010.
(19)	Incorporated by reference to Annual Report on Form 10-K for the year ended May 31, 2011.
(20)	Incorporated by reference to Current Report on Form 8-K filed on August 10, 2011.
(21)	Incorporated by reference to Current Report on Form 8-K filed on February 15, 2012.
(22)	Incorporated by reference to Current Report on Form 8-K filed on March 2, 2012.
(23)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2012.
(24)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2013.

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

Date: January 13, 2014