Form 10-Q
period 2014-02-28
HANDENI GOLD INC.
filed 2014-04-04
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-50907

HANDENI GOLD INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0430222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 33507, Plot No.689/1, Bagamoyo Road
Dar es Salaam, Republic of Tanzania	N/A
(Address of principal executive offices)	(Zip Code)

011-255-222-70-00-84
(Registrant’s telephone number, including area code)

228 Regent Estate
Dar es Salaam, Republic of Tanzania
(Former name, former address and former fiscal year, if changed since last report

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
Yes [   ]      No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date,
321,416,654 shares of common stock as of April 4, 2014.

HANDENI GOLD INC. (FORMERLY DOUGLAS LAKE MINERALS INC.)

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
February 28, 2014

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

PART I – FINANCIAL INFORMATION

Item 1.                     Financial Statements

The following unaudited interim consolidated financial statements of Handeni Gold Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

Handeni Gold Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	February 28, 2014	May 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$141,420	$206,402
Amounts receivable (Note 3)	579,688	625,945
Prepaid expenses and deposits (Note 4)	32,450	87,786

Total Current Assets	753,558	920,133
Restricted cash equivalent (Note 5)	25,822	27,805
Restricted marketable securities (Note 6)	65,600	140,000
Mineral licenses (Note 7)	1,650,000	1,650,000
Property and equipment, net (Note 8)	99,389	245,473

TOTAL ASSETS	$2,594,369	$2,983,411

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$37,238	$87,369
Accounts payable and accrued liabilities - related parties (Note 9)	269,750	145,431
Loan from a related party (Note 9 (a))	1,020,683	545,683
Total Current Liabilities	1,327,671	778,483

Commitments and Contingencies (Notes 1, 7 and 13)

Stockholders' Equity
Common stock (Note 10)
Authorized: 500,000,000 shares, $0.001 par value Issued and outstanding: 321,416,654 shares (May 31, 2013 – 321,416,654 shares)	321,417	321,417
Additional paid-in capital (Note 10)	116,414,824	116,414,824
Donated capital	195,974	137,379
Accumulated other comprehensive loss	(94,400)	(1,020,000)
Deficit accumulated during the exploration stage	(115,571,117)	(113,648,692)
Total Stockholders' Equity	1,266,698	2,204,928

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,594,369	$2,983,411

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(Unaudited)

					Accumulated from
	For the Three Months Ended,		For the Nine Months Ended,		January 5, 2004
					(Date of Inception) to
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013	February 28, 2014

Revenue	$-	$-	$-	$-	$-

Expenses
Consulting fees	-	53,358	22,500	549,608	24,092,224
Depreciation	46,320	47,401	143,971	150,078	586,580
Exploration expenses	70,678	205,976	180,885	612,535	8,236,498
Loss (Gain) on disposal or write-down of equipment	-	(2,687)	(2,820)	-	18,920
General and administrative	138,281	165,384	382,309	621,985	3,540,455
Impairment of mineral property	-	-	-	-	77,492,074
Interest expenses	23,469	-	58,595	-	86,974
Professional	16,008	41,766	52,290	153,757	2,607,310
Rent	17,871	22,986	70,216	69,143	511,894
Travel and investor relations	9,508	29,800	14,695	95,309	2,003,091

Total Expenses	322,135	563,984	922,641	2,252,415	119,176,020
Loss From Operations	(322,135)	(563,984)	(922,641)	(2,252,415)	(119,176,020)

Other Income (Expenses)
Gain on write-down of accrued liabilities	-	-	-	-	458,058
Impairment of marketable securities (Note 6)	-	-	(1,000,000)	(1,600,000)	(2,600,000)
Interest income	61	312	216	625	1,670
Loss on sale of investment securities	-	-	-	-	(57,071)
Recovery (Loss) on write-down of amounts receivable	-	14,870	-	14,870	(66,771)
Mineral property option payments received	-	-	-	-	3,616,017
Recovery of mineral property costs for stock not issuable	-	-	-	-	2,253,000
Total other (Expenses) / Income	61	15,182	(999,784)	(1,584,505)	3,604,903
Net Loss	(322,074)	(548,802)	(1,922,425)	(3,836,920)	(115,571,117)
Other Comprehensive Loss
Unrealized gain (loss) on marketable securities	15,600	240,000	(74,400)	(760,000)	(94,400)

Comprehensive Loss	$(306,474)	$(308,802)	$(1,996,825)	$(4,596,920)	$(115,665,517)

Net Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	321,416,654	313,905,543	321,416,654	310,028,376

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

			Accumulated from
			January 5, 2004
	For the Nine Months Ended,		(Date of Inception) to
	February 28, 2014	February 28, 2013	February 28, 2014
CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN):
Operating Activities:
Net loss	$(1,922,425)	$(3,836,920)	$(115,571,117)
Adjustments for non-cash items in net loss:
Depreciation	143,971	150,078	586,580
Donated capital, services, interest and rent	58,595	-	95,974
Impairment of marketable securities	1,000,000	1,600,000	2,600,000
Impairment of mineral property acquisition costs	-	-	77,492,074
Loss on sale of investment securities	-	-	57,071
Mineral property option payments	-	-	(156,017)
Stock-based compensation	-	488,982	20,275,633
Loss (Gain) on unrealized foreign exchange	1,983	(173)	1,983
Gain on write-down of accrued liabilities	-	-	(458,058)
(Recovery) / Loss on write-down of amounts receivable	-	(14,870)	66,771
(Gain) / Loss on disposal or write-down of equipment	(2,820)	2,687	18,920
Recovery of mineral property costs for stock not issuable	-	-	(2,253,000)
Shares received from mineral property option payment	-	-	(2,760,000)
Changes in non-cash operating working capital:
Amount receivable	46,257	7,573	(646,459)
Prepaid expenses and deposits	55,336	87,980	(32,450)
Accounts payable and accrued liabilities	(50,131)	(643)	(173,662)
Due to related parties	124,319	148,818	1,093,693
Cash Used in Operating Activities	(544,915)	(1,366,488)	(19,762,064)
Investing Activities:
Mineral property acquisition costs	-	-	(697,677)
Proceeds from mineral property options	-	-	600,000
Proceeds from disposal of equipment	6,623	21,578	28,201
Purchase of restricted cash equivalent	-	-	(27,805)
Purchase of property and equipment	(1,690)	(8,943)	(733,090)
Cash Provided (Used) in Investing Activities	4,933	12,635	(830,371)
Financing Activities:
Loan from a related party	475,000	395,683	1,020,683
Proceeds from issuance of common stock	-	500,000	21,034,363
Proceeds from stock subscriptions	-	-	-
Share issuance costs	-	-	(1,321,191)
Cash Provided by Financing Activities	475,000	895,683	20,733,855

(Decrease) / Increase in cash and cash equivalents	(64,982)	(458,170)	141,420
Cash and cash equivalents, at beginning of the period	206,402	886,889	-

Cash and cash equivalents, at end of the period	$141,420	$428,719	$141,420
Supplemental Cash Flow Information (Note 16)

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of February 28, 2014
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at February 28, 2014, the Company has not generated any revenues and has accumulated losses of $115,571,117 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company plans to raise equity and/or debt financing to fund its operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at February 28, 2014, and the results of its operations and cash flows for the interim period ended February 28, 2014. The results of operations for the nine and the three months ended February 28, 2014 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of February 28, 2014
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

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at February 28, 2014, the Company’s only component of other comprehensive income (loss) and accumulated other comprehensive loss is an unrealized fair value gain (loss) on available for sale marketable securities.

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of February 28, 2014
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

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440 Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as at February 28, 2014 and May 31, 2013.

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

To the extent that the Company incurs transactions that are not denominated in its functional currency, they are undertaken in Canadian dollars (“Cdn$”) and Tanzanian shillings (“TZS”). The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of February 28, 2014
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

	q)	Reclassification

Certain reclassifications have been made to the prior periods’ financial statements to conform to the current period’s presentation.

3.	Amounts Receivable

The components of amounts receivable are as follows:

	February 28,	May 31,
	2014	2013
	$	$

Recoverable value added tax	570,803	579,121
Recoverable harmonized sales tax	7,625	46,588
Other receivables	1,260	236

	579,688	625,945

The Company has recoverable value added tax (“VAT”) of $570,803 (TZS 929,029,652) as at February 28, 2014 and $579,121 (TZS 920,601,669) as at May 31, 2013. As at February 28, 2014, the Company had not received any entitled recoverable value added tax refund from the Tanzania Revenue Authority. The recoverable VAT amount decrease was loss on unrealized Tanzanian shillings foreign exchange.

4.	Prepaid Expenses and Deposits

The components of prepaid expenses and deposits are as follows:

	February 28,	May 31,
	2014	2013
	$	$

General and administrative	5,042	7,768
Rent	27,408	80,018

	32,450	87,786

5.	Restricted Cash Equivalent

As at February 28, 2014, the Company has pledged a GICs of $25,822 (May 31, 2013: $27,805) as security held on corporate credit cards. The $1,983 difference compared to May 31, 2013 was loss on unrealized Canadian dollar foreign exchange.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of February 28, 2014
(Expressed in U.S. dollars)
(Unaudited)

6.	Restricted Marketable Securities

		February 28, 2014			May 31, 2013
		Fair Value	Other-than-		Fair Value	Other-than-
		Based On	temporary	Accumulated	Based On	temporary	Accumulated
		Quoted	Impairment	Unrealized	Quoted	Impairment	Unrealized
	Cost	Market Price	Loss	Loss	Market Price	Loss	Loss
	$	$	$	$	$	$	$
Ruby Creek Resources Inc., 4,000,000 shares	2,760,000	65,600	(2,600,000)	(94,400)	140,000	(1,600,000)	(1,020,000)

The four million restricted shares of common stock of Ruby Creek Resources Inc. (“RCR”) were issued to the Company on December 16, 2010 as partial consideration to purchase the mineral property interests under the agreements between RCR and the Company. The initial fair market value of these shares was $2,760,000 based on RCR’s quoted stock price on the issuance date. Refer to Note 7b) for details on the agreements with RCR. As of February 28, 2014, the fair market value of these shares was $65,600 (May 31, 2013: $140,000) based on RCR’s quoted stock price and recorded as non-current assets. During the nine months ended February 28, 2014, the Company determined that $1,000,000 (during the year ended May 31, 2013: $1,600,000) of unrealized losses were other than temporary and were recognized as an other expense in net loss, and were removed from accumulated other comprehensive loss. As at February 28, 2014, the Company recognized a total of $2,600,000 other than temporary impairment of these RCR restricted shares.

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

Under Tanzanian law, 50% of the area of PLs need to be relinquished following a period of three years after allocation of the PLs to the Company (1998 Mining Act applicable to the Companies’ PLs). On August 16, 2013, the Company applied for renewal of two of the licenses that expired in September 2013 and two of the licenses that expired in October 2013. The Company has received four renewal PLs of the renewal areas under PL6742/2010, PL6744/2010, PL6743/2010 and PL6779/2010 effective on October 5, 2013, September 13, 2013, October 13, 2013 and September 13, 2013, respectively. These four PLs are valid until October 4, 2016, September 12, 2016, October 12, 2016 and September 12, 2016, respectively. The total area occupied by the renewal licenses is approximately 359.80km2 or 45% of the original area. In addition to applying for the remainder of the license areas, the Company submitted application for additional license areas taking our total license area to approximately 52% of the original 800 km2 . The outcome of these applications is still pending.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of February 28, 2014
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

During the nine months ended February 28, 2014, the Company paid $54,633 of annual rental and license renewal fees for PLs, and during the year ended May 31, 2013, the Company paid $106,081 in annual rental and license renewal fees related to the Company’s four PLs and 32 PMLs. Such license related fees were recorded as exploration expenses.

	b)	Mkuvia Alluvial Gold Project, Tanzania, Africa

The Mkuvia Alluvial Gold Project was comprised of four PLs covering a total area of 380 square kilometers located in the Nachingwea District, Lindi Region of the Republic of Tanzania. The Company is aware that the four PLs expired during May and June of 2012. The Company is currently evaluating whether any viable interest remains in these PLs, but no final determination has been made as of yet. As at February 28, 2014 and May 31, 2013, the Company has no capitalized costs related to the Mkuvia Alluvial Gold Project.

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of February 28, 2014
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

During fiscal 2011 the Company recognized a total of $3,110,000 in other income for the receipt of the shares at fair market value and the option payments (i) and (ii). The Company has not yet received the $450,000 option payment (iii) nor received the $1,000,000 option payment (iv) which are overdue and the agreement is in default. Prospecting licenses numbered 5664/2009 and 5669/2009, which form a part of the joint venture project, were allegedly registered to a third party without the Company’s approval.

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

8.	Property and Equipment

	February 28, 2014			May 31, 2013
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
	$	$	$	$

Automobile vehicles	338,928	314,265	24,663	98,149
Camp and equipment	197,011	138,351	58,660	107,913
Office furniture and equipment	99,324	85,863	13,461	37,325
Software	8,080	5,475	2,605	2,086

	643,343	543,954	99,389	245,473

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of February 28, 2014
(Expressed in U.S. dollars)
(Unaudited)

9.	Related Party Transactions

a)

On December 7, 2012, the Company entered into a facility agreement with IPP Ltd., a private company controlled by the chairman of the Company. The funding is in the form of an interest free unsecured loan to the Company of up to $720,000 by way of monthly drawdowns of a maximum amount of US$100,000 per calendar month up to and including June 2013. The total amount drawn down by the Company is due to be repaid on or before December 31, 2013. On September 4, 2013, the loan repayment due date has been amended and extended from December 31, 2013 to June 30, 2014 by the Company and IPP Ltd. As of February 28, 2014, IPP Ltd. had provided a total of $695,683 to the Company pursuant to this facility agreement.

On October 9, 2013, the Company entered into a facility agreement with Consultancy & Finance Company Associates Ltd. (“C&F”), a private company controlled by the chairman of the Company. The funding is in the form of an interest free unsecured loan to the Company of up to $405,000 by way of monthly drawdowns of a maximum amount of US$75,000 per calendar month. The facility agreement funds the Company’s working capital up to March 2014. The total amount drawn down by the Company is due to be repaid on or before June 30, 2014. As of February 28, 2014, C&F had provided a total of $325,000 to the Company pursuant to this facility agreement.

For the nine months ended February 28, 2014, $58,595 (2013 - $Nil) of deemed interest was calculated at an annual interest rate of 10% which approximated the fair market value, and was recorded as interest expense and donated capital.

b)

During the nine months ended February 28, 2014, the Company incurred administration and professional services fees of $108,000 (2013 - $108,000) to a director, the current President and Chief Executive Officer (the “CEO”) and there was a total of $126,000 remaining as payable as at February 28, 2014 (May 31, 2013 - $39,000). In addition, the Company incurred geological service fees of $27,000 (2013 - $45,000) to a private company controlled by a person who is related to the CEO and there was a total of $10,000 fees remained as payable as at February 28, 2014 (May 31, 2013 - $10,000).

During the nine months ended February 28, 2014, the Company also paid $25,200 representing 60% of rental expenses associated with renting the CEO’s family house in Tanzania, pursuant to the Executive Services Agreement.

c)

During the nine months ended February 28, 2014, the Company incurred administration and professional services fees of $103,561 (2013 - $106,599) to the Company’s current Chief Financial Officer (the “CFO”).

d)

During the nine months ended February 28, 2014, the Company incurred $11,250 of non-executive director’s fees and during the nine months ended February 28, 2013, the Company paid $48,000 of administration and consulting fees and incurred $12,500 of director fees to a director and a former President and CEO who resigned as President and CEO effective on November 22, 2011 but continued to provide consulting services. There was a total of $31,250 fees remained as payable as at February 28, 2014 (May 31, 2013 - $20,000).

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

Accordingly, the Company incurred independent directors’ fees of $48,750 during the nine months ended February 28, 2014 (2013 - $157,250). As at February 28, 2014, the Company had $102,500 (May 31, 2013 - $68,750) of unpaid independent directors’ fees in related party accounts payable and accrued liabilities.

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of February 28, 2014
(Expressed in U.S. dollars)
(Unaudited)

10.	Common Stock and Additional Paid-in Capital

The authorized common stock of the Company consists of 500,000,000 shares, with $0.001 par value. The following is a summary of the Company’s issued and outstanding common stock during the nine months ended February 28, 2014 and the fiscal year ended May 31, 2013:

	Common Stock		Additional Paid-In
	Shares	Par Value	Capital
	#	$	$
Balance as at May 31, 2012	307,416,654	307,417	115,289,842
Shares Issued for Independent Directors’ Compensation	1,000,000	1,000	39,000
Shares Issued for cash at $0.05 per share	13,000,000	13,000	637,000
Value Assigned to Options Granted or Vested	-	-	448,982
Balance as at May 31, 2013	321,416,654	321,417	116,414,824
Shares Issued	-	-	-
Balance as at February 28, 2014	321,416,654	321,417	116,414,824

For the nine months ended February 28, 2014

During the nine months ended February 28, 2014, the Company had no changes in its common stock and additional paid-in capital.

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

The Company adopted an Stock Option Plan, dated November 29, 2010 (the “November 2010 Stock Incentive Plan”), under which the Company is authorized to grant stock options to acquire up to a total of 40,000,000 shares of common shares. During the nine months ended February 28, 2014, there were no stock options granted. On July 4, 2012, the Company granted stock options to its independent directors to acquire a total of 1,000,000 common shares at an exercise price of $0.08 per share exercisable for 10 years, and during the year ended May 31, 2013, 1,000,000 vested options were forfeited. As at February 28, 2014 and May 31, 2013, the Company had 10,700,000 shares of common stock available to be issued under the November 2010 Stock Incentive Plan.

There were no stock options exercised during the nine months ended February 28, 2014 and during the year ended May 31, 2013, and there were no intrinsic values of outstanding options as at February 28, 2014 and May 31, 2013. The following table summarizes the continuity of the Company’s stock options:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
	#	$	(years)	$
Outstanding, May 31, 2012	28,300,000	0.24	8.53	-
Granted	1,000,000	0.08	9.10	-
Forfeited	(1,000,000)	0.15	8.14	-
Outstanding, May 31, 2013	28,300,000	0.23	7.56	-
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding, February 28, 2014	28,300,000	0.23	6.82	-
Exercisable, February 28, 2014	28,300,000	0.23	6.82	-

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of February 28, 2014
(Expressed in U.S. dollars)
(Unaudited)

11.	Stock Options (continued)

The stock options outstanding are exercisable for cash or on a cashless exercise basis using a prorated formula whereby the number of shares issuable is equal to (a) the average closing price for the five days prior to exercise date (“ACP”) in excess of the exercise price, divided by (b) the exercise price multiplied by (c) the number of options exercised. During the nine months ended February 28, 2014 and the year ended May 31, 2013, no cashless stock options were exercised.

As at February 28, 2014 and May 31, 2013, all non-vested stock options were vested and there was $Nil of unrecognized compensation costs related to non-vested stock option agreements.

12.	Common Stock Purchase Warrants

During the nine months ended February 28, 2014 and the year ended May 31, 2013, there were no stock purchase warrants granted. During the nine months ended February 28, 2014, 13,554,155 (the year ended May 31, 2013: 40,162,262) stock purchase warrants expired. The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted	Weighted Average
		Average	Remaining Contractual
	Number of Warrants	Exercise Price	Life
	#	$	(years)

Balance, May 31, 2012	53,716,417	0.33	0.67
Expired	(40,162,262)	0.26	-
Balance, May 31, 2013	13,554,155	0.52	0.33
Expired	(13,554,155)	-	-
Balance, February 28, 2014	-	-	-

13.	Commitments and Contingency

On February 8, 2012, RCR filed a lawsuit against the Company in the Supreme Court, State of New York, in which RCR alleges that the Company participated in a fraudulent transfer of certain mineral property interests in Tanzania that RCR had the right to purchase pursuant to a series of agreements with the Company (see Note 7b).

On February 23, 2012, the Company filed a lawsuit against RCR in the Supreme Court of British Columbia (the “British Columbia Action”), seeking relief for RCR’s breach of its payment obligations under these agreements and seeking an order that RCR remove the U.S. restrictive legend from RCR shares issued to the Company (see Note 6) under the agreements. As at February 28, 2014, RCR is in default with respect to $1.45 million in scheduled payments due to the Company under the agreements.

In addition to the British Columbia Action, on May 21, 2012, in answering RCR’s claim in New York, the Company counter claimed against RCR on the basis of the alleged breaches set out in the British Columbia Action (the “New York Counter Claim”). On November 19, 2012, the British Columbia Action was dismissed on the grounds that the Court in British Columbia did not have jurisdiction and further that the dismissal was without prejudice to either of the Company’s and RCR’s respective actions in New York against one another. This Order was granted by consent of both the Company and RCR.

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of February 28, 2014
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

As at February 28, 2014, there were no liabilities measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet. Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as at February 28, 2014, as follows:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	February 28,
	(Level 1)	(Level 2)	(Level 3)	2014
Assets:
Cash and cash equivalents	$141,420	$–	$–	$141,420
Restricted cash equivalent	25,822	–	–	25,822
Restricted marketable securities	65,600	–	–	65,600

Total assets measured at fair value	$232,842	$–	$–	$232,842

As at May 31, 2013, there were no liabilities measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet. Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as at May 31, 2013, as follows:

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of February 28, 2014
(Expressed in U.S. dollars)
(Unaudited)

15.	Stock-based Compensation

The fair values for stock options granted were estimated at the date of grant using the Black-Scholes option pricing model under the following weighted average assumptions:

	Nine Months Ended,
	February 28, 2014	February 28, 2013
Expected dividend yield	-	0%
Risk-free interest rate	-	2.32%
Expected volatility	-	164%
Expected option life (in years)	-	8.89

The weighted average fair value of stock options granted during the nine months ended February 28, 2014 was $Nil (2013 - $0.03 per share). During the nine months ended February 28, 2014 and 2013, the Company expensed the following stock-based compensation as consulting fees or general and administrative fees.

	Nine Months Ended
	February 28, 2014	February 28, 2013

Fair value for stock options	$-	$448,982
Fair value for common stock shares granted to independent directors	-	40,000
Total stock based compensation	$-	$488,982

16.	Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statements. A summary of non-cash transactions and other cash information for the nine months ended February 28, 2014 and 2013, and for the accumulated from January 5, 2004, the date of inception, to February 28, 2014 is as follow:

			Accumulated from
			January 5, 2004
	For the Nine Months Ended,		(Date of Inception) to
	February 28, 2014	February 28, 2013	February 28, 2014
Changes in non-cash financing and investing activities:
Common stock issued to settle related party payable	$-	$-	$619,306
Common stock issued for an executive's compensation	-	-	3,035,505
Common stock issued for independent directors' compensation	-	40,000	40,000
Common stock issued for mineral licenses acquired	-	-	76,446,750
Common stock gifted to the Company to settle liabilities	-	-	100,000
Investment securities received and sold	-	-	79,603
Other cash flow information:
Interest paid	$-	$-	$-
Taxes paid	-	-	-

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of February 28, 2014
(Expressed in U.S. dollars)
(Unaudited)

17.	Segment Disclosures

The Company operates in one reportable segment, being the acquisition and exploration of mineral properties. Segmented information has been compiled based on the geographic regions that the Company and its subsidiary registered and performed exploration and administration activities.

Assets by geographical segment as at February 28, 2014 and May 31, 2013 are as follows:

	Canada	Tanzania, Africa	Total
Current assets	$96,949	$656,609	$753,558
Restricted cash equivalent	25,822	-	25,822
Restricted marketable securities	65,600	-	65,600
Mineral licenses	-	1,650,000	1,650,000
Equipment, net	5,452	93,937	99,389
Total assets, at February 28, 2014	$193,823	$2,400,546	$2,594,369

	Canada	Tanzania, Africa	Total
Current assets	$191,292	$728,841	$920,133
Restricted cash equivalent	27,805	-	27,805
Restricted marketable securities	140,000	-	140,000
Mineral licenses	-	1,650,000	1,650,000
Equipment, net	7,722	237,751	245,473
Total assets, at May 31, 2013	$366,819	$2,616,592	$2,983,411

Net loss by geographical segment for the nine months ended February 28, 2014 and 2013 are as follows:

For the Period Ended February 28, 2014
Net Loss	$1,342,225	$580,200	$1,922,425

For the Period Ended February 28, 2013
Net Loss	$2,735,480	$1,101,440	$3,836,920

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months and the nine months ended February 28, 2014 and 2013 should be read in conjunction with our unaudited interim financial statements and related notes for the three months and the nine months ended February 28, 2014 and 2013 included herewith and our audited consolidated financial statements as at May 31, 2013, May 31, 2012 and for the period from inception (January 5, 2004) to May 31, 2013 included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2013 as filed with the SEC. All financial information in this Management’s Discussion and Analysis (“MD&A” or the “discussion”) is expressed and prepared in conformity with U.S. generally accepted accounting principles. All dollar references are to the U.S. dollar, the Company’s reporting currency, unless otherwise noted. Some numbers in this MD&A have been rounded to the nearest thousand for discussion purposes.

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

Under Tanzanian law, 50% of the area of PLs need to be relinquished following a period of three years after allocation of the PLs to the Company (1998 Mining Act applicable to the Companies’ PLs). On August 16, 2013, the Company applied for renewal of two of the licenses that expired in September 2013 and two of the licenses that expired in October 2013. The Company has received four renewal PLs of the renewal areas under PL6742/2010, PL6744/2010, PL6743/2010 and PL6779/2010 effective on October 5, 2013, September 13, 2013, October 13, 2013 and September 13, 2013, respectively. These four PLs are valid until October 4, 2016, September 12, 2016, October 12, 2016 and September 12, 2016, respectively. The total area occupied by the renewal licenses is approximately 359.80 km2 or 45% of the original area. In addition to applying for the remainder of the license areas, the Company submitted application for additional license areas taking our total license area to approximately 52% of the original 800 km2. The outcome of these applications is still pending.

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

LOCATION MAP: HANDENI PROPERTY IN TANZANIA

Property Description

The following table provides details about each PL prior to the renewal of the licenses in 2013 as described above.

List of Prospecting Licenses, Handeni Property (prior to the 2013 renewal of the licenses)

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

Within the property are several, smaller areas that belong to small scale artisanal miners, all of which are indicated in red in the license map presented below. The areas found within PL 6742/2010 predate the arrival of IPP Gold and remain in the hands of the local artisanal miners to whom Primary Licenses, or what are informally known as “Primary Mining Licenses” or PMLs have been issued. The rectangular area in red on PL6743/2010 is discussed below. Artisanal gold mining activity remains ongoing in some of these areas.

License Map, Handeni Property Prospecting Licenses, showing excluded areas in red
(Prior to the 2013 renewal of the licenses)

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

Exclusion areas within PL6743/2010 (prior to the 2013 renewal of the licenses)

Under Tanzanian law, 50% of the area of PLs need to be relinquished following a period of three years after allocation of the PLs to the Company (1998 Mining Act applicable to the Companies’ PLs). On August 16, 2013, the Company applied for renewal of two of the licenses that expired in September 2013 and two of the licenses that expired in October 2013. The Company has received four renewal PLs of the renewal areas under PL6742/2010, PL6744/2010, PL6743/2010 and PL6779/2010 effective on October 5, 2013, September 13, 2013, October 13, 2013 and September 13, 2013, respectively. These four PLs are valid until October 4, 2016, September 12, 2016, October 12, 2016 and September 12, 2016, respectively. The total area occupied by the renewal licenses is approximately 359.80 km2 or 45% of the original area. In addition to applying for the remainder of the license areas, the Company submitted application for additional license areas taking our total license area to approximately 52% of the original 800 km2. The outcome of these applications is still pending.

Following the 2013 renewal of the properties, the Company now holds interests in PLs with details as described in the Table and figure below.

PL. NO	Granted Date	Expiry Date	Area Size (km2 )
6742/2010 6743/2010 6744/2010 6779/2010	5/10/2013 13/10/2013 13/9/2013 13/9/2013	4/10/2016 12/10/2016 12/9/2016 12/9/2016	70.32 95.08 97.56 96.84

Diagrammatic presentation of property outlines following 2013 subdivision.

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

Tanzania is a significant producer of gold, diamonds and a variety of colored gemstones including tanzanite; the trade name for generally heat treated, bluish-purple zoisite. The Merelani Hills, east of Arusha, is the only place on earth where this gemstone variety of V-rich zoisite is found in commercial quantities. A recently discovered uranium deposit is currently under development, as well, in the southeast area of the country. Tanzania is Africa’s third leading gold producer, after Ghana and South Africa, with several major and junior companies producing and exploring for gold, mostly in northwestern Tanzania, south of Lake Victoria, in an area informally known as the Lake Victoria gold belt.

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

Drill hole positions for the 28 drilled Magambazi core drill holes

The drilling program on the Magambazi East targets outlined the following:

i)

A gold enriched mineralization zone extends for a distance of approximately 500 meters to the south east of the Magambazi Hill mineralization as defined by CRI. Gold mineralization along the zone is related to a folded sequence of garnet amphibolite and consists of free gold closely related to quartz veins as well as gold related to sulphides within this zone. The mineralization is structurally complex and is most likely part of a synclinal structure plunging to the north west with higher grade gold zones confined to the fold axis of steeply northwest plunging secondary fold structures on the limbs of the syncline. The repetition distances of these structures are unpredictable based on the current results and drill spacing and an intensive and directed drilling program will be needed to investigate their economic potential. The best intersection achieved on the main zone was 4.2 g/t over 5 meters.

ii)

A mineralization zone to the north of the main zone (the North eastern Zone) shows gold potential. The strike distance of this zone on the Handeni Gold property is approximately 330 meters. Three mineralized intersections were obtained. The zone may be interpreted as refolded main zone on the north eastern flank of the syncline or a “lower amphibolite zone” at a lower level of the main Magambazi synclinal structure. The most promising intersection on this zone was 3.75 g/t over 1 meter.

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

During the nine months ended February 28, 2014, we:

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

e)	Completed mapping and lithogeochemical sampling on Target 5 and submitted samples for gold assays.

f)	Completed the preliminary structural interpretation on our Mjembe target.

g)	Completed a detailed geological map of the Mjembe target.

h)	Completed a ground magnetic survey of the Mjembe target.

i)	Conducted XRF analyses on approximately 75% of all core samples assayed for gold to date.

j)	Initiated mapping programs on Target 8.

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

Employees

Other than our directors and executive officers, we had, as of February 28, 2014, approximately six full-time equivalent employees located in Tanzania. We also retain independent geologists and consultants on a contract basis to conduct the work programs on our mineral properties in order to carry out our plan of operations.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

The Company has two subsidiaries, both of which are Tanzanian companies: (i) HG Limited (formerly DLM Tanzania Limited); and (ii) Douglas Lake Tanzania Limited, which is inactive.

Plan of Operations

Our plan of operations is to continue to focus on the exploration of our Handeni mineral property in Tanzania, and the budget for this plan requires approximately $1.5 million for our plan of the exploration work and $1.0 million for our general and administration expenses, professional and consulting fees and other operating expenses.

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

During the nine months ended February 28, 2014, we spent approximately $181,000 cash on exploration, annual property rental and licenses renewal fees. We were not able to make further expenditures to further our plan of operations due to our funding limitation. We also spent approximately $364,000 cash on other operating expenses.

After reviewing our planned budget, we decided to reduce our general and administration expenditure budget to $200,000 and exploration budget to $200,000 for our fourth fiscal quarter ending May 31, 2014.

We will continue our planned $1.5 million exploration and drilling program through our next fiscal year ending May 31, 2015. As such, we estimated that we will need approximately $2.9 million additional funds in order to cover our working capital deficit of $0.6 million as at February 28, 2014 and to continue pursuing our planned operations through our next fiscal year ending May 31, 2015 ($1.4 million for our plan of the exploration work and $0.9 million for our general and administration expenses). Our actual expenditures may exceed our estimations.

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

Results of Operations

We have had no operating revenues since our inception (January 5, 2004) to February 28, 2014. The following table sets out our losses for the periods indicated:

					Accumulated from
	For the Three Months Ended,		For the Nine Months Ended,		January 5, 2004
					(Date of Inception) to
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013	February 28, 2014

Revenue	$-	$-	$-	$-	$-

Expenses
Consulting fees	-	53,358	22,500	549,608	24,092,224
Depreciation	46,320	47,401	143,971	150,078	586,580
Exploration expenses	70,678	205,976	180,885	612,535	8,236,498
Loss (Gain) on disposal or write-down of equipment	-	(2,687)	(2,820)	-	18,920
General and administrative	138,281	165,384	382,309	621,985	3,540,455
Impairment of mineral property	-	-	-	-	77,492,074
Interest expenses	23,469	-	58,595	-	86,974
Professional	16,008	41,766	52,290	153,757	2,607,310
Rent	17,871	22,986	70,216	69,143	511,894
Travel and investor relations	9,508	29,800	14,695	95,309	2,003,091

Total Expenses	322,135	563,984	922,641	2,252,415	119,176,020
Loss From Operations	(322,135)	(563,984)	(922,641)	(2,252,415)	(119,176,020)

Other Income (Expenses)
Gain on write-down of accrued liabilities	-	-	-	-	458,058
Impairment of marketable securities (Note 6)	-	-	(1,000,000)	(1,600,000)	(2,600,000)
Interest income	61	312	216	625	1,670
Loss on sale of investment securities	-	-	-	-	(57,071)
Recovery (Loss) on write-down of amounts receivable	-	14,870	-	14,870	(66,771)
Mineral property option payments received	-	-	-	-	3,616,017
Recovery of mineral property costs for stock not issuable	-	-	-	-	2,253,000
Total other (Expenses) / Income	61	15,182	(999,784)	(1,584,505)	3,604,903
Net Loss	(322,074)	(548,802)	(1,922,425)	(3,836,920)	(115,571,117)
Other Comprehensive Loss
Unrealized gain (loss) on marketable securities	15,600	240,000	(74,400)	(760,000)	(94,400)

Comprehensive Loss	$(306,474)	$(308,802)	$(1,996,825)	$(4,596,920)	$(115,665,517)

Three Months Ended February 28, 2014 Compared to Three Months Ended February 28, 2013

Our net loss for the three months ended February 28, 2014 was $322,000, compared to $549,000 for the same period ended February 28, 2013, mainly due to the following operation expenses changes.

Our operating expenses for the three months ended February 28, 2014 decreased by $242,000 to $322,000 from $564,000 for the same period ended February 28, 2013, as follows:

  our consulting, general and administrative fees decreased by $80,000 to $138,000 during the period ended February 28, 2014 (2013 - $218,000), primarily due to decreases of $53,000 in consulting fees and $27,000 in general and administrative fees as a result of continuing cost management; our exploration expenses decreased by $135,000 to $71,000 during the three months ended February 28, 2014 (2013 - $206,000) due to decreased exploration activities caused by our funding limitation during the three months ended February 28, 2014;

  interest expenses increased to $23,000 during the three months ended February 28, 2014 (2013 - $Nil), which represented deemed interest on interest free unsecured loans from a related party. Such deemed interest was recorded as donated capital;

  our professional fees decreased by $26,000 to $16,000 during the three months ended February 28, 2014 (2013 - $42,000) primarily due to continuing decreased legal and accounting services as a result of more work performed in- house by management to save the cost;

  our rent expenses decreased by $5,000 to $18,000 during the three months ended February 28, 2014 (2013 - $23,000) as a result of a 50% reduction in the physical size of our Tanzania office.

  our travel and investor relations expenses decreased by $20,000 to $10,000 during the three months ended February 28, 2014 (2013 - $30,000) primarily due to continuing less travel expenses and cost management.

Nine Months Ended February 28, 2014 Compared to Nine Months Ended February 28, 2013

Our net loss for the nine months ended February 28, 2014 was $1,922,000, compared to $3,837,000 for the same period ended February 28, 2013, mainly due to $1,000,000 (2013: $1,600,000) permanent impairment of marketable securities and the following operation expenses changes.

Our operating expenses for the nine months ended February 28, 2014 decreased by $1,330,000 to $923,000 from $2,253,000 for the same period ended February 28, 2013, as follows:

  our consulting, general and administrative fees decreased by $767,000 to $405,000 during the period ended February 28, 2014 (2013 - $1,172,000), primarily due to decreases of $278,000 in cash expenditures and $489,000 in stock- based compensation. The stock-based compensation included in consulting, general and administrative fees was $Nil during the nine months ended February 28, 2014 (2013 - $489,000); Excluding the stock-based compensation, our other consulting, general and administrative fees decreased by $278,000 to $405,000 during the nine months ended February 28, 2014 (2013 - $683,000), primarily due to continuing cost management;

  our exploration expenses decreased by $432,000 to $181,000 during the nine months ended February 28, 2014 (2013 - $613,000) due to decreased exploration and drilling activities caused by our funding limitation during the nine months ended February 28, 2014;

  interest expenses increased to $59,000 during the nine months ended February 28, 2014 (2013 - $Nil), which represented deemed interest on interest free unsecured loans from a related party. Such deemed interest was recorded as donated capital;

  our professional fees decreased by $102,000 to $52,000 during the nine months ended February 28, 2014 (2013 - $154,000) primarily due to continuing decreased legal and accounting services as a result of more work performed in- house by management to save the cost;

  our rent expenses increased by $1,000 to $70,000 during the nine months ended February 28, 2014 (2013 - $69,000) mainly due to $25,200 rent included in the nine months ended February 28, 2014 representing 60% of rental expense associated with renting our Chief Executive Officer’s family house in Tanzania pursuant to the Executive Services Agreement, offset by a decrease on the rent on our Tanzania office as a result of a 50% reduction in the physical size of such office. Such $25,200 rent for 2012 was paid in the fiscal year ended May 31, 2012.

  our travel and investor relations expenses decreased by $80,000 to $15,000 during the nine months ended February 28, 2014 (2013 - $95,000) primarily due to significantly less travel and investor relations expenses and cost management.

Liquidity and Capital Resources

The Company has been reviewing its budgets for its current business needs and its further exploration. As outlined above under the heading “Plan of Operations”, we estimate that our total expenditures through our next fiscal year ending May 31, 2015 will be approximately $2.3 million. As at February 28, 2014, we had cash of $141,000 and a working capital deficit of $574,000. As such, we believe that we have insufficient capital to fund our plan of operations and we estimate we will be required to obtain a minimum of $2.9 million additional funds in order to pursue our planned operations through to our fiscal year ending May 31, 2015.

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

On October 9, 2013, the Company entered into a facility agreement with Consultancy & Finance Company Associates Ltd, a private company controlled by the chairman of the Company. The facility agreement funds the Company’s working capital up to March 2014. The funding is in the form of an interest free unsecured loan to the Company of up to $405,000 by way of monthly drawdowns of a maximum amount of US$75,000 per calendar month. As of the date of this report, we received a total of $325,000 which is due to be repaid on or before June 30, 2014 pursuant to this facility agreement.

As at February 28, 2014, there was $571,000 (TZS 929 million) of recoverable value added tax paid in Tanzania. Such recoverable amounts were included in our working capital. On December 6, 2013, the Company received Notes of Discussion signed by Tanzania Revenue Authority (“TRA”) to confirm that TRA tax audit has been completed and the Company had been appropriately paid and filed all requested taxes. This TRA tax audit was done in line with verification of the Company’s VAT refund claim for the period covering March 2012 to August 2012 amounting to approximately $550,000 (TZS 894,719,371). The Company is expecting to receive this VAT refund from TRA shortly; however, at the date of this report the Company has not received such refund from TRA.

We have not generated revenues since the date of inception on January 5, 2004, and our cash has been generated primarily from the sale of our securities. During the 12-month period following the date of this report, we anticipate that we will not generate any revenue. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock, debt financing, joint ventures or some combination of these or other means. We believe that external debt financing will not be an alternative at this stage for funding additional phases of our exploration as we do not have significant tangible assets to secure any debt financing.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $545,000 during the nine months ended February 28, 2014, as compared to $1,366,000 during the same period in 2013. The significant lower cash expenditure during the nine months ended February 28, 2014 was mainly due to the Company lower exploration and operating expenses during the period. Net cash used in operating activities from our inception on January 5, 2004 to February 28, 2014 was $19.8 million.

Net Cash Used in Investing Activities

Net cash provided in investing activities was $5,000 during the nine months ended February 28, 2014, mainly due to proceeds from disposal of an automobile vehicle. During the same period in 2013, net cash provided in investing activities was $13,000 due to $22,000 of proceeds from disposal of an automobile vehicle and $9,000 used in purchase of office equipment. Net cash used in investing activities from our inception on January 5, 2004 to nine months ended February 28, 2014 was $830,000 mainly used in purchase of property and equipment.

Net Cash from Financing Activities

During the nine months ended February 28, 2014, we received a $475,000 loans due to related parties, as compared to $396,000 loans received from a related party and $500,000 net cash received from issuance of common stock during the same period in 2013. From our inception on January 5, 2004 to February 28, 2014, net cash provided by financing activities was $20,734,000. We have funded our business to date primarily from sales of our common stock.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the property underlying our mineral claim interest and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. In addition, we had a $574,000 working capital deficit as at February 28, 2014. For these reasons our auditors stated in their report on our audited financial statements for the year ended May 31, 2013 that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our common shares, debt financing from our related parties, and/or other financing in order to continue to fund our business operations over next fiscal year ending May 31, 2015. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Related Party Transactions

The details of related party transactions are disclosed in footnote 9 of our Company’s interim unaudited consolidated financial statements for the fiscal quarter ended February 28, 2014 (Item 1, above).

Segment Disclosures

The Company operates in one reportable segment, located in Tanzania Africa, being the acquisition and exploration of mineral properties. The details of segment disclosures are disclosed in footnote 17 of our Company’s interim unaudited consolidated financial statements for the fiscal quarter ended February 28, 2014 (Item 1, above).

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Contractual Obligations

a)

On December 7, 2012, the Company entered into a facility agreement with IPP Ltd., a private company controlled by the chairman of Handeni Gold Inc. The funding is in the form of an interest free unsecured loan of up to $720,000 to the Company by way of monthly drawdowns of a maximum amount of US$100,000 per calendar month up to and including June 2013. The total amount drawn down by the Company is due to be repaid on or before June 30, 2014. As at February 28, 2014, IPP Ltd. had provided a total of $695,683 to the Company pursuant to this facility agreement.

b)

On October 9, 2013, the Company entered into a facility agreement with Consultancy & Finance Company Associates Ltd. (“C&F”), a private company controlled by the chairman of the Company. The funding is in the form of an interest free unsecured loan to the Company of up to $405,000 by way of monthly drawdowns of a maximum amount of US$75,000 per calendar month. The facility agreement funds the Company’s working capital up to March 2014. The total amount drawn down by the Company is due to be repaid on or before June 30, 2014. As at February 28, 2014, C&F had provided a total of $325,000 to the Company pursuant to this facility agreement.

c)

In May 2011, the Company entered a Vancouver office lease agreement commencing October 1, 2011 for a term of three years expiring September 30, 2014 and a base rent of Cdn $4,050 per month subject to 4% increase each year; in the meantime, the Company had paid Cdn $192,853 as deposit and prepaid rent. As at February 28, 2014, there was Cdn $28,568 of such prepaid rent and deposit remained.

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

Item 4.                     Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), Reyno Scheepers, and the Company’s Chief Financial Officer (“CFO”), Melinda Hsu, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this report. Based upon the evaluation, the Company’s CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report (that is, as at February 28, 2014), due to the material weaknesses in our internal control over financial reporting as disclosed in the Company’s annual report for our fiscal year ended May 31, 2013, which have not been completely resolved as at February 28, 2014.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: April 4, 2014