Form 10-K
period 2014-05-31
HANDENI GOLD INC.
filed 2014-08-19
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2014

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

Commission file number 000-50907

HANDENI GOLD INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0430222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 33507,
Plot 82A, ITV Road, Mikocheni Light Industrial Area,	N/A
Dar es Salaam, the United Republic of Tanzania
(Address of principal executive offices)	(Zip Code)

+255-222-70-00-84
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
[   ] Yes     [X] No

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended November 30, 2013, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.0042 per share) on that date, was approximately $724,430.

The registrant had 321,416,654 shares of common stock outstanding as of August 18, 2014.

__________

ii

__________

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

Any statements contained herein that are not statements of historical fact and that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “might”, “could”, “will”, “would”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this annual report under “Risk Factors”. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this annual report. Forward-looking statements in this annual report include, among others, statements regarding:

•	our capital needs;

•	business plans;

•	drilling plans, timing of drilling and costs;

•	results of our various projects;

•	ability to lower cost structure in certain of our projects;

•	our growth expectations;

•	timing of exploration of the Company’s properties;

•	the performance and characteristics of the Company’s mineral properties;

•	capital expenditure programs;

•	the impact of national, federal, provincial, and state governmental regulation on the Company;

•	expected levels of exploration costs, general administrative costs, costs of services and other costs and expenses;

•	expectations regarding our ability to raise capital and to add reserves through acquisitions, exploration and development; and

•	other expectations.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, the forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors. Our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Some of the risks and assumptions include, without limitation:

•	our need for additional financing;

•	our limited operating history;

•	our history of operating losses;

•	our exploration activities may not result in commercially exploitable quantities of ore on our current or any future mineral properties;

•	the risks inherent in the exploration for minerals such as geologic formation, weather, accidents, equipment failures and governmental restrictions;

•	the competitive environment in which we operate;

•	changes in governmental regulation and administrative practices;

•	our dependence on key personnel;

•	conflicts of interest of our directors and officers;

•	our ability to fully implement our business plan;

•	our ability to effectively manage our growth;

•	risks related to our ability to execute projects being dependent on factors outside our control;

•	risks related to seasonal factors and unexpected weather;

•	risks related to title to our properties;

•	risks related to our being able to find, acquire, develop and commercially produce mineral reserves;

•	risks related to our stock price being volatile; and

•	other regulatory, legislative and judicial developments.

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

Corporate Organization

We were incorporated on January 5, 2004 under the laws of the State of Nevada. Effective January 21, 2009, we effected a five for one stock split of our common stock and increased our authorized capital to 500,000,000 shares of common stock having a $0.001 par value. On February 14, 2012, the Company changed its name from Douglas Lake Minerals Inc. to Handeni Gold Inc. Our principal office is currently located at P.O. Box 33507, Plot 82A, ITV Road, Mikocheni Light Industrial Area, Dar es Salaam, the United Republic of Tanzania, with the phone number of +255 222 70 0084 and the fax number of +255 222 70 00 52. Our Canada office is located at Suite 500, 666 Burrard Street, Vancouver, British Columbia, V6C 3P6, with the telephone number of (604) 642-6164 and the fax number of (604) 642-6168.

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

None of our mineral claims contain any substantiated mineral deposits, resources or reserves of minerals to date. Exploration, including drilling of more than 10,000 meter of core, has been carried out on these claims, in particular the 4 PLs in the Handeni District. Accordingly, additional exploration of these mineral claims is required before any conclusion can be drawn as to whether any commercially viable mineral deposit may exist on any of our mineral claims. Our plan of operations is to continue exploration and drilling work in order to ascertain whether our mineral claims warrant further advanced exploration to determine whether they possess commercially exploitable deposits of minerals. We will not be able to determine whether or not any of our mineral claims contain a commercially exploitable mineral deposit, resource or reserve, until appropriate exploratory work has been completed and an economic evaluation based on that work concludes economic viability.

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

Our Mineral Claims

Handeni District Gold Project

Handeni PLs

Currently, our primary focus is on the Handeni District Project. Effective September 21, 2010, our Board of Directors ratified the entering into and immediate closing of a certain Mineral Property Acquisition Agreement (the “Acquisition Agreement”) dated September 15, 2010 with IPP Gold Limited (“IPP Gold”), pursuant to which we acquired an undivided 100% legal, beneficial and registerable interest in and to four PLs, totaling approximately 800 square kilometers (now approximately 360 km2), located in the Handeni District of Tanzania and which were owned or controlled by IPP Gold and its affiliates.

In accordance with the terms of the Acquisition Agreement, effective September 21, 2010, IPP Gold has now become a major stakeholder in our Company. Pursuant to the terms of the Acquisition Agreement, we issued 133,333,333 restricted shares of common stock to IPP Gold in exchange for 100% interest in the four PLs of the Handeni Project, with no further payments in shares or cash required.

The Commissioner for Minerals of Tanzania confirmed the recording in the Central Register and the transfer of 100% of each of the Prospecting License Nos. 6742/2010, 6743/2010, 6744/2010 and 6779/2010, which comprise the Handeni Project, from IPP Gold to our Company, and that such transfer has been duly recorded on the terms and conditions contained in such Prospecting Licenses. In accordance with the stipulations of the Tanzanian Mining Act, these properties have been reduced in size to approximately 50% or less of their original size after 3 years of exploration. Accordingly we retained portions considered to contain the best target areas of each of PL6742/2010, PL6743/2010, PL6744/2010 and PL6779/2010 totaling approximately 360 km2. The company is in the process of acquiring some portions of the relinquished areas deemed to be of interest to its continued exploration program.

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

Under Tanzanian law, 50% of the area of PLs need to be relinquished following a period of three years after allocation of the PLs to the Company (1998 Mining Act applicable to the Companies’ PLs during their first period of allocation). On August 16, 2013, the Company applied for renewal of two of the licenses that expired in September 2013 and two of the licenses that expired in October 2013. The Company has received four renewal PLs of the renewal areas under PL6742/2010, PL6744/2010, PL6743/2010 and PL6779/2010 effective on October 5, 2013, September 13, 2013, October 13, 2013 and September 13, 2013, respectively. These four PLs are valid until October 4, 2016, September 12, 2016, October 12, 2016 and September 12, 2016, respectively. The total area occupied by the renewal licenses is approximately 359.80 km2 or 45% of the original area. In addition to applying for the remainder of the license areas, the Company submitted application for additional license areas taking our total license area to approximately 52% of the original 800 km2. To date two of the applications have been successfully granted on July 2, 2014 as PL9853/2014 (12.32 km2) and July 22, 2014 as PL10000/2014 (33.62 km2) bringing the total area held by the Company in the Handeni district to 405.74 km2.

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

Location and Access

The Handeni property lies within the historic Handeni artisanal gold mining district, located in Tanga Province, roughly 175 kilometers northwest of Tanzania’s largest city, Dar Es Salaam, and 100 kilometers southwest of the more northerly coastal city of Tanga (Fig. 1). The road from Dar Es Salaam to Tanga is paved; the secondary road that heads northwest from this road to the town of Handeni, a distance of 65 kilometers, is currently being upgraded and paved. The Handeni property is located roughly 35 kilometers south of the town of Handeni. From this point, a number of dirt roads head south across various portions of the Handeni property and beyond. Driving time from Dar Es Salaam is approximately five hours, depending on traffic and the weather.

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

Fig. 1: Location Map: Handeni Property in Tanzania.

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

Within the property are several, smaller areas that belong to small scale artisanal miners, all of which are indicated in red in the license map presented below (Fig. 2). The areas found within PL 6742/2010 predate the arrival of IPP Gold and remain in the hands of the local artisanal miners to whom Primary Licenses, or what are informally known as “Primary Mining Licenses” or PMLs have been issued. The rectangular area in red on PL6743/2010 is discussed below. Artisanal gold mining activity remains ongoing in some of these areas.

Fig. 2: License Map, Handeni Property Prospecting Licenses, showing excluded areas in red
(Prior to the 2013 renewal of the licenses)

Toward the western edge of PL 6743/2010 are several more PMLs that do not belong to the Company. The area colored in green in the figure below (Fig. 3) is a unitized block of four PMLs that were acquired by Canaco Resources Inc. (“CRI”) (now East Africa Metals Inc.) from their owners; this is where the most intensive artisanal gold mining activity is currently taking place, with laborers working at a variety of mining and milling sites adjacent to and up the hill from a shanty town of huts that is found just north of Magambazi hill.

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

Fig. 3: Exclusion areas within PL6743/2010 (prior to the 2013 renewal of the licenses)

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

Following the 2013 renewal of the properties, the Company now holds interests in PLs with details as described in the Table and figure below (Fig. 4).

PL. NO	Granted Date	Expiry Date	Area Size (km2)
6742/2010 6743/2010 6744/2010 6779/2010	5/10/2013 13/10/2013 13/9/2013 13/9/2013	4/10/2016 12/10/2016 12/9/2016 12/9/2016	70.32 95.08 97.56 96.84

Fig. 4: Diagrammatic presentation of property outlines following the 2013 subdivision.

Significant portions of relinquished ground (which was re-applied for) is currently on offer to the Company (Fig. 5) and we are in the process of finalizing applications on portions of these offers deemed to be significant to the Company’s future exploration program.

Fig. 5: Areas on offer to the Company

Offer HQ-P28045 has been granted as PL10000/2014 (33.62 km2) and offer HQ-P28108 has been granted as PL9853/2014 (12.32 km2) (Fig. 6). PL10000/2014 was granted on July 22, 2014 and PL9853/2014 was granted on July 2, 2014 and the licenses are valid till July 21, 2018 and July 1, 2018, respectively. The acquisitions of the two additional PLs bring the total of land held by Handeni Gold in the Handeni district to 405.74 km2 (Fig. 6).

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

Insufficient work has been completed on the Company’s property to be able to comment to any significant extent about the nature of gold mineralization found and that may be found therein. However, comments regarding mineralization may be made upon the basis of information released by East African Metals (EAM) (formerly Canaco Resources), the Company that owns the immediately adjacent Magambazi gold deposit, a deposit that remains the subject of an ongoing drilling program and geological studies and which is considered to be the type occurrence/deposit for the evolving Handeni district. The hill within which this deposit is found extends southeast onto the Company’s property.

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

Conclusions and Recommendations

The author of the Handeni Report indicated that the most important conclusions to be derived at this juncture are:

1.	Based upon EAM’s public disclosure, it appears as if a bona fide gold deposit has been discovered at Magambazi Hill, a deposit where ongoing drilling is finding more gold;

2.	The southeast extension of Magambazi Hill and, presumably, gold mineralization found within, continues onto the Company’s PL6743/2010;

3.	Historical placer and lode artisanal mining was a guide to Magambazi’s potential;

4.	There are a number of other locations where intensive placer and artisanal gold mining took place within the Handeni property, notably the Kwandege and Mjembe areas;

5.	Processed airborne magnetic and radiometric data have delineated linear features that have been interpreted to represent a variety of structures such as shears, thrust faults and cross faults;

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

e)

28 diamond core holes (5,347 meters) were drilled on the Magambazi East and related targets (Fig. 6) ). 20 of these holes (4228 m or 79.1% of the total 5347 meters of drilling) were drilled on the main geophysical and geochemical anomaly considered to be an extension of the main Magambazi Hill mineralization zone. A single hole (MZD 28; 159 m or 3.0%) was drilled on a potential mineralization zone north of the main Magambazi mineralization trend and one hole (MZD 25; 201 m or 3.8%) was drilled on a potential mineralization zone south of the main mineralization zone. Both these zones were delineated by ground geophysics and soil geochemistry producing well defined drill targets. Six holes (MZD 05, MZD 12, MZD 13, MZD 15, MZD 26 and MZD 27 totaling 445 m or 14.2%) were drilled on targets potentially related to the Magambazi Hill mineralization zones by faulting and / or folding.

Fig. 6: Drill hole positions for the 28 drilled Magambazi core drill holes.

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

f)

37 drill holes (4,989 meters in total) have been drilled on the Kwandege mineralized zone (Fig. 7), completing the first phase drilling program on this project. The total number of drill holes on the main Kwandege target for the first phase drilling phase were 33, including a single hole abandoned due to bad drilling ground. 26 of the 32 drill holes on the main Kwandege target yielded gold assay values of more than 0.5 g/t over a one-meter interval or thicker intersection, whereas four of the remaining holes had anomalous gold values of up to 0.49 g/t. Three holes were drilled on a chargeability and radiometric target south of the main Kwandege target and one on a potential south eastern extension of the main Kwandege target (Figure below).

Fig. 7: Kwandege drill hole positions.

Blue dots represent positions of current artisanal workings and the area outlined in purple is an approximately 1km sulphide and radioelement enriched zone. Hole KW2_10 was drilled on a potential south eastward extension of the main Kwandege mineralized zone.

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

During the fiscal year ended May 31, 2014, we:

a)

Completed our evaluation process of the application of XRF to identify soil samples with a high likelihood to contain anomalous gold values. This process was completed with the submission of 232 of 5028 soil samples for gold assay of which 57% returned anomalous gold.

b)	Following the success of the program described in a) the company is nearing completion of the evaluation of XRF applications to its Magambazi and Kwandege drillcore. The aim of the program is to:

i) Identify more potential gold bearing intersections in the core than that was previously analyzed.

ii) Combine the results of the soil sample XRF results with the drillcore results to further refine our XRF applications to our exploration program.

c)

Completed the XRF analyses of 5,672 soil samples, standards and blanks of target A. These samples will be treated statistically and those with a high likelihood of anomalous gold will be submitted for assays.

d)	Completed a detailed structural interpretation of the Kwandege target with the aim of completion the final recommendations for the further drilling of this target.

e)

Submitted 84 samples for gold assay as a pilot investigation on one of the targets on PL6743/2010. In combination with the large amount of XRF results conducted on this target the soil sampling method will be adapted to yield the best possible results in the Handeni district.

f)

Completed mapping and lithogeochemical sampling on Target 5 and submitted samples for gold assays. This remains a target with high potential based on the results of the lithogeochemical gold assays and soil sample results combined with the geophysics.

g)

Completed a detailed geological map, a preliminary structural interpretation, a ground magnetic survey as well as detailed soil sampling and XRF analyses on our Mjembe targetThe results defined a significant potential gold mineralization zone with a high correlation between geochemical, structural and geophysical data. Mjembe will be the companies primary target during the 2014/2015 field season.

h)	Initiated mapping programs on Target 8.

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

The geographical area covered by a PL may contain one or more previously granted PML’s. A PML is a mining license granted only to a Tanzanian citizen consisting of an area of not to exceed 10 hectares. Once a PL is granted, no additional PMLs can be granted within the geographical area covered by the PL. The PL is subject to the rights of previously granted and existing PMLs. The holder of a PL will have to work around the geographical area of the PML unless the PL holder acquires the PML and any rights to the land covered by the PML.

We must hold a mining license to carry on mining activities, which are granted only to the holder of a PL covering a particular area. A mining license is granted for a period of 25 years or the life of the mine. It is renewable for a period not exceeding 15 years. Other than the PMLs being held under Handeni Resources, we do not hold any mining licenses, only PL’s. An application for the 32 PMLs being held under agreement by Handeni Resources to be changed into a ML is underway. Prospecting and mining license holders must submit regular reports in accordance with mining regulations. Upon commercial production, the government of Tanzania imposes a royalty on the gross value of all production at the rate of 3% of all gold produced. The applicable regulatory body in Tanzania is the Ministry of Energy and Minerals.

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

Employees

Other than our directors and executive officers, we had approximate six full-time equivalent employees and consultants as of May 31, 2014 located in Tanzania. We also retain independent geologists and consultants on a contract basis to conduct the work programs on our mineral properties in order to carry out our plan of operations.

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

We have not been profitable since our inception. For the fiscal year ended May 31, 2014, we had a net loss of $2,293,595. Since our inception on January 5, 2004 to May 31, 2014, we had an accumulated net loss of $115,942,287. We have not generated revenues from operations and do not expect to generate revenues from operations unless and until we are able to bring a mineral property into production. The expenditures to be made by us in the exploration of our properties may not result in discoveries of commercially recoverable mineral reserves. There is a risk that we may never bring a mineral property into production that our operations will not be profitable in the future and you could lose your entire investment.

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

The mineral properties that we held interests in during our year ended May 31, 2014 are in the exploration stage and no proven mineral reserves have been established. Our exploration work may not result in the discovery of mineable deposits of ore in a commercially economical manner. There may be limited availability of water, which is essential to mining operations, and interruptions may be caused by adverse weather conditions. Our operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air quality standards, pollution and other environmental protection controls. Our exploration activities are subject to substantial hazards, some of which are not insurable or may not be insured for economic reasons. Any of these factors could have a material adverse effect on our results and financial condition.

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

Acquisition of title to mineral properties is a very detailed and time-consuming process, and title to our properties may be affected by prior unregistered agreements or transfer, or undetected defects. Our prospecting licenses are subject to renewal by the Ministry of Energy and Minerals of Tanzania. There is a risk that we may not have clear title to all our mineral property interests, or they may be subject to challenge or impugned in the future, which would have a material adverse effect on our business.

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

At May 31, 2014, we had cash of $532,694 and working capital deficit of $875,519. We will continue to incur exploration costs to fund our plan of operations and intend to fund our plan of operations from working capital, equity subscriptions and debt financing. Ultimately, our ability to continue our exploration activities depends in part on our ability to commence operations and generate revenues or to obtain financing through joint ventures, debt financing, equity financing, production sharing agreements or some combination of these or other means. There can be no assurance that we will be able to obtain any such financing.

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

Our common stock is quoted on the OTC, which is generally considered to be a less efficient market than markets such as NASDAQ or the national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities will be subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply generally to companies whose common stock trades at less than $5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the “penny stock rules” and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules”, investors will find it more difficult to dispose of our securities. Further, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

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

Our principal office is currently located at P.O. Box 33507, Plot 82A, ITV Road, Mikocheni Light Industrial Area, Dar es Salaam, the United Republic of Tanzania and our Canada office is located at Suite 500-666 Burrard Street, Vancouver, British Columbia, V6C 3P6, Canada.

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

The New York action is now in the deposition phase and is proceeding toward the end of discovery.

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

Market Information

Our shares of common stock were quoted for trading on the OTC Bulletin Board under the symbol “DLKM.OB” on March 23, 2005. On February 14, 2012, the Company changed its name to Handeni Gold Inc., and its trading symbol was changed to “HNDI”. Our common stock is currently trading on OTCPINK market tier. The market for our common stock is limited, volatile and sporadic. The following table sets forth the high and low prices relating to our common stock for the periods indicated, as provided by the OTC Bulletin Board. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

QUARTER ENDED	HIGH	LOW
May 31, 2014	$0.025	$0.003
February 28, 2014	$0.010	$0.002
November 30, 2013	$0.024	$0.003
August 31, 2013	$0.020	$0.007
May 31, 2013	$0.029	$0.008
February 28, 2013	$0.040	$0.008
November 30, 2012	$0.030	$0.002
August 31, 2012	$0.049	$0.020
May 31, 2012	$0.129	$0.029

Holders

As at August 18, 2014, we had 321,416,654 shares of our common stock issued and outstanding, which were held by approximately 147 registered holders.

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

The November 2010 Stock Incentive Plan provides for the granting of stock options, stock appreciation rights, stock and other equity awards as set out in the November 2010 Stock Incentive Plan to our directors, officers, employees or consultants. The maximum number of shares that may be issued under the November 2010 Stock Incentive Plan are 40,000,000 shares of our common stock. As of May 31, 2014 and the date of this report, there remained 10,700,000 shares of common stock available to be issued under the November 2010 Stock Incentive Plan. No insider of the Company is eligible to receive an award under the Plan where (i) the insider is not a director or senior officer of the Company, (ii) any award, together with all of the Company’s previously established or proposed awards under the Plan could result at any time in (a) the number of shares reserved for issuance pursuant to options granted to the insider exceeding 50% of the outstanding issue of common stock or (b) the issuance to the insider pursuant to the exercise of options within a one-year period of the number of shares exceeding 50% of the outstanding issue of our common stock. Unless the administrator under the Plan determines that an award to a grantee is not designed to qualify as performance-based compensation, the maximum number of shares with respect to options and/or stock appreciation rights that may be granted during any one calendar year under the November 2010 Stock Option Plan to any one grantee is 20,000,000, all of which may be granted as incentive stock options, and the maximum aggregate grant of restricted stock, unrestricted shares, restricted stock units and deferred stock units in any one calendar year to any one grantee is 20,000,000. The November 2010 Stock Incentive Plan is administered by a committee consisting of two or more members of our Board of Directors, who have the authority to, among other things, interpret the November 2010 Stock Option Plan, select eligible participants, determine whether and to what extent awards are granted under the November 2010 Stock Option Plan, approve award agreements under the November 2010 Stock Incentive Plan and amend the terms of any outstanding award granted under the November 2010 Stock Incentive Plan.

The table set forth below presents information relating to our equity compensation plans as of the date of May 31, 2014:

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

Recent Sales of Unregistered Securities

None.

No Repurchases

Neither we nor any affiliated purchaser has made any purchases of our equity securities during the fourth quarter of our fiscal year ended May 31, 2014.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial position, plan of operations and results of operations should be read in conjunction with (i) our audited consolidated financial statements as at May 31, 2014, May 31, 2013 and for the period from inception (January 5, 2004) to May 31, 2014 and (ii) the section entitled “Business” included in this annual report. All financial information in this Management’s Discussion and Analysis (“MD&A” or the “discussion”) is expressed and prepared in conformity with U.S. generally accepted accounting principles. All dollar references are to the U.S. dollar, the Company’s reporting currency, unless otherwise noted. Some numbers in this MD&A have been rounded to the nearest thousand for discussion purposes.

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

In the past four years, the Company has focused exclusively on its Handeni Gold Project located in Tanzania. The Company’s exploration activities conducted in the past two fiscal years were outlined under Item 1. Business – Our Mineral Claims, above.

Our exploration program and achievements during our fiscal year ended May 31, 2014 are highlighted as follows:

a)

We completed our evaluation process of the application of XRF to identify soil samples with a high likelihood to contain anomalous gold values. This process was completed with the submission of 232 of 5028 soil samples for gold assay of which 57% returned anomalous gold.

b)

We completed the XRF analyses of 5,672 soil samples, standards and blanks of target A. These samples will be treated statistically and those with a high likelihood of anomalous gold will be submitted for assays.

c)	We completed a detailed structural interpretation of the Kwandege target with the aim of completion the final recommendations for the further drilling of this target.

d)

We submitted 84 samples for gold assay as a pilot investigation on one of the targets on PL6743/2010. In combination with the large amount of XRF results conducted on this target the soil sampling method will be adapted to yield the best possible results in the Handeni district.

e)

We completed mapping and lithogeochemical sampling on Target 5 and submitted samples for gold assays. This remains a target with high potential based on the results of the lithogeochemical gold assays and soil sample results combined with the geophysics.

f)

We completed a detailed geological map, a preliminary structural interpretation, a ground magnetic survey as well as detailed soil sampling and XRF analyses on our Mjembe target. The results defined a significant potential gold mineralization zone with a high correlation between geochemical, structural and geophysical data. Mjembe will be the Company’s primary target during the 2014/2015 field season.

g)	We initiated a mapping and soil sampling program on Target 8.

h)

We retained our prime exploration targets following a detailed interpretation of our drill data, geophysical (airborne and ground) data, geochemical data, structural interpretation, the application of our new geological and structural model for gold mineralization in our property area and finally the successful application of areas to be retained to the Ministry of Energy and Minerals.

Plan of Operations

Our plan of operations through our next fiscal year ending May 31, 2015 is to continue to focus on the exploration of our Handeni mineral property in Tanzania, and the budget for this plan requires approximately $0.8 million for our plan of the exploration work and $0.9 million for our general and administration expenses, professional and consulting fees and other operating expenses.

Other exploration related activities currently under way on the Company’s Handeni licenses include:

a)	Identification of potential alluvial mining areas other than those currently known and being evaluated by utilizing remote sensing activities.

b)	A detailed interpretation of already collected geophysical data, specifically aimed at Target 8 and the Mjembe target.

c)	A petrological, geochemical and mineralogical investigation of the Kwandege drill core to understand the style of gold mineralization at this locality.

d)	The planning and siting of drill holes as a follow up Reverse Circulation program to evaluate the near – surface potential of the Kwandege target.

e)	Continued work on development of other targets to drill target status, specifically Mjembe and Target 5.

f)	Detailed structural work on the Mjembe target as well as on targets on PL6743/2010.

g)

Adapting our soil sampling technique to yield the best possible results under the conditions experienced in the Handeni district further increasing exploration activity at a reduced cost. Evaluate the ground relinquished but currently on offer to us to establish any potential interest of it to the Company’s exploration program.

h)	Drastically reduce our land holding in our Handeni properties to remain with only targets with high potential identified by September 2014.

The estimated budget for the completion of these exploration programs is provided below:

EXPLORATION WORK	BUDGET (US$)
Ground Geophysics	50,000
Mapping, trenching, sampling, etc.	50,000
Drilling	250,000
Geologists, field personnel and general exploration	250,000
Sundry & contingencies	200,000
TOTAL	$800,000

At May 31, 2014, we had cash of $533,000 but working capital deficit of $876,000. On June 18, 2014, the Company’s $1.07 million loan repayment due date has been extended from June 30, 2014 to June 30, 2015. We assume such related party loan to the Company would not be demanded for the repayment by the Company’s major shareholder at the due date on June 30, 2015. As such, we estimated that we will still need a minimum of $1.5 million additional funds in order to cover our planned operations over the next twelve months ending May 31, 2015. Our actual expenditures may exceed our estimations.

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

Results of Operations

During the year ended May 31, 2014, we spent approximately $222,000 (2013 - $659,000) cash on exploration, annual property rental and licenses renewal fees. We were not able to make further expenditures as our plan of operations due to our funding limitation. During the year ended May 31, 2014, we also spent approximately $799,000 (2013 - $1,271,000) cash expenditures on other operating expenses.

We have had no operating revenues since our inception (January 5, 2004) to May 31, 2014. The following table sets out our losses for the periods indicated:

			Accumulated from
			January 5, 2004
	For the Years Ended,		(Date of Inception) to
	May 31, 2014	May 31, 2013	May 31, 2014
Revenue	$-	$-	$-
Expenses
Consulting fees	22,500	594,608	24,092,224
Depreciation	189,200	202,726	631,809
Exploration expenses	221,977	658,756	8,277,590
(Gain) / Loss on disposal or write-down of equipment	(3,210)	2,687	18,530
General and administrative	524,088	786,042	3,682,234
Impairment of mineral property	-	-	77,492,074
Interest expenses	89,869	28,379	118,248
Professional	141,356	186,661	2,696,376
Rent	83,994	94,096	525,672
Travel and investor relations	24,111	99,110	2,012,507
Total Expenses	1,293,885	2,653,065	119,547,264
Loss From Operations	(1,293,885)	(2,653,065)	(119,547,264)
Other Income (Expenses)
Gain on write-down of accrued liabilities	-	-	458,058
Impairment of marketable securities (Note 6)	(1,000,000)	(1,600,000)	(2,600,000)
Interest income	290	664	1,744
Loss on sale of investment securities	-	-	(57,071)
Recovery (Loss) on write-down of amounts receivable	-	14,870	(66,771)
Mineral property option payments received	-	-	3,616,017
Recovery of mineral property costs for stock not issuable	-	-	2,253,000
Total other (Expenses) / Income	(999,710)	(1,584,466)	3,604,977
Net Loss	$(2,293,595)	$(4,237,531)	$(115,942,287)

Year Ended May 31, 2014 Compared to Year Ended May 31, 2013

Our net loss for the fiscal year ended May 31, 2014 was $2,294,000, compared to $4, 238,000 for the same period ended May 31, 2013, mainly due to $1,000,000 (2013 - $1,600,000) permanent impairment of marketable securities and the following operation expenses changes.

Our operating expenses for the fiscal year ended May 31, 2014 decreased by $1.36 million to $1,294,000 from $2,653,000 for the fiscal year ended May 31, 2013, as follows:

•

our consulting, general and administrative fees decreased by $834,000 to $547,000 during the fiscal year ended May 31, 2014 (2013 - $1,381,000), primarily due to decreases of $345,000 in cash expenditures and $489,000 in stock-based compensation. The stock-based compensation included in consulting, general and administrative fees was $Nil during the fiscal year ended May 31, 2014 (2013 - $489,000); Excluding the stock-based compensation, our other consulting, general and administrative fees was decreased to $547,000 during the fiscal year ended May 31, 2014 (2013 - $892,000), primarily due to decreased independent directors’ fees, less employees and consultants, and continuing cost management; At May 31, 2014, approximately $278,000 (2013 - $145,000) of general and administrative fees remained as payables due to the related parties;

•	depreciation increased by $14,000 to $189,000 during the fiscal year ended May 31, 2014 (2013 - $203,000) mainly due to less net book value on the equipment;

•

our exploration expenses decreased by $437,000 to $222,000 during the fiscal year ended May 31, 2014 (2013 - $659,000) due to further decreased exploration and drilling activities caused by our funding limitation during the fiscal year ended May 31, 2014;

•

interest expenses increased to $90,000 during the fiscal year ended May 31, 2014 (2013 - $28,000), mainly due to increased deemed interest on an interest free unsecured loan from a related party. Such deemed interest was recorded as donated capital;

•

our professional fees decreased by $45,000 to $141,000 during the fiscal year ended May 31, 2014 (2012 - $186,000) primarily due to continuing decreased legal and accounting services as a result of more work performed in-house by management to save the cost.

•

our rent expenses decreased by $10,000 to $84,000 during the fiscal year ended May 31, 2014 (2013 - $94,000) mainly due to our Tanzania office reduced to half commencing March 2013 and further moved to a smaller office commencing March 2014. In addition, included in the fiscal year ended May 31, 2014, there was $25,200 rent representing 60% of rental expense associated with renting our Chief Executive Officer’s family house in Tanzania pursuant to the Executive Services Agreement. Such rent for 2012 was paid and included in the fiscal year ended May 31, 2012.

•

our travel and investor relations expenses decreased by $75,000 to $24,000 during the fiscal year ended May 31, 2014 (2013 - $99,000) primarily due to significantly less travel expenses and investor relations expenses and cost management.

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

•

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

•	depreciation increased by $42,000 to $203,000 during the fiscal year ended May 31, 2013 (2012 - $161,000) mainly due to additional depreciation on camp equipment acquired in the prior year;

•

our exploration expenses decreased by $4.3 million to $659,000 during the fiscal year ended May 31, 2013 (2012 - $4,958,000) due to decreased exploration and drilling activities caused by our funding limitation during the fiscal year ended May 31, 2013;

•

interest expenses increased to $28,000 during the fiscal year ended May 31, 2013 (2012 - $Nil), which represented deemed interest on an interest free unsecured loan from a related party. Such deemed interest was recorded as donated capital;

•

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

•

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

•

our travel and investor relations expenses decreased by $246,000 to $99,000 during the fiscal year ended May 31, 2013 (2012 - $345,000) primarily due to significantly less travel expenses and cost management.

Liquidity and Capital Resources

The Company has been reviewing its budgets for its current business needs and its further exploration. We estimate that our total expenditures for our fiscal year ending May 31, 2015 will be approximately $1.7 million, as outlined above under the heading “Plan of Operations”. At May 31, 2014, we had cash of $533,000 but working capital deficit of $876,000. We believe that we have insufficient capital to fund our plan of operations in the next 12 months. If we exclude $1.07 million of the related party loan from the current liabilities, then we have working capital of $195,000 for our fiscal year ending May 31, 2015. As such, we estimate we will be required to obtain a minimum of $1.5 million additional funds in order to pursue our planned operations over the fiscal year ending May 31, 2015.

On December 7, 2012, we entered into a facility agreement with IPP Ltd. a private company controlled by our Chairman of the Board of Directors. The funding is in the form of an interest free unsecured loan to the Company of up to $720,000 through and including June 2013. As of the date of this report, we received a total of $695,683. In June 2014, the loan repayment due date has been further extended to June 30, 2015 by the Company and IPP Ltd.

On October 9, 2013, the Company entered into a facility agreement with Consultancy & Finance Company Associates Ltd, a private company controlled by our Chairman of the Board of Directors. The funding is also in the form of an interest free unsecured loan to the Company of up to $405,000. As of the date of this report, we received a total of $375,000 which is due to be repaid on or before June 30, 2015 pursuant to this facility agreement, as amended.

During the fiscal year ended May 31, we received $47,000 of recoverable goods and services tax/harmonized sales tax from Canada Revenue Agency. We also received $538,000 of recoverable value added tax from the Tanzania Revenue Authority and realized a loss of $23,000 on Tanzanian shillings foreign exchange.

As of May 31, 2014, there was $23,000 of recoverable value added tax paid in Tanzania and $10,000 of recoverable goods and services tax paid in Canada. Such recoverable amounts were included in our working capital and expected to be refunded during the fiscal year 2015.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $203,000 during the fiscal year ended May 31, 2014, as compared to $1.8 million during the fiscal year ended May 31, 2013. During the fiscal quarter ended May 31, 2014, net cash provided in operating activities was $342,000, while net cash used in operating activities was $401,000 during the same period in 2013. Net cash used in operating activities from our inception on January 5, 2004 to May 31, 2014 was $19.4 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $4,000 during the fiscal year ended May 31, 2014. During the year, we purchased $3,000 of office equipment and computer software, and received $7,000 from disposal of office furniture and vehicle. During the fiscal year ended May 31, 2013, net cash used in investing activities was $41,000 primarily due to $9,000 of office equipment purchase and received $50,000 from disposal of vehicle and redemption of restricted cash equivalent.

During the fiscal quarter ended May 31, 2014, net cash used in investing activities was $896. During the same period in 2013, net cash received in investing activities was $28,726 from redemption of restricted cash equivalent. Net cash used in investing activities from our inception on January 5, 2004 to May 31, 2014 was $831,000 mainly used in purchase of property and equipment.

Net Cash from Financing Activities

During the fiscal year ended May 31, 2014, we received $525,000 (2013 – 546,000) cash from a related party as interest-free loans. During the fiscal year ended May 31, 2013, we also received $500,000 net cash from financing activities (receipt of stock subscriptions). During the fiscal quarter ended May 31, 2014, net cash from financing activities was $475,000 received from a related party as a loan, as compared to $396,000 received from an interest-free loan and $500,000 received from a stock subscription during the same period in 2012. We have funded our business to date primarily from sales of our common stock. From our inception on January 5, 2004 to May 31, 2014, net cash provided by financing activities was $20,784,000.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the property underlying our mineral claim interest and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. The Company has not generated any revenues and has accumulated losses of $115,942,287 since inception to May 31, 2014. In addition, we had working capital deficit of $876,000 as of May 31, 2014. For these reasons our auditors stated in their report on our audited financial statements for the year ended May 31, 2014 that they have substantial doubt we will be able to continue as a going concern.

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

Related Party Transactions

The details of related party transactions are disclosed in footnote 9 of our Company’s audited consolidated financial statements for the fiscal year ended May 31, 2014 (Item 8 – FINANCIAL STATEMENTS, below).

Segment Disclosures

The Company operates in one reportable segment, located in Tanzania Africa, being the acquisition and exploration of mineral properties. The details of segment disclosures are disclosed in footnote 17 of our Company’s audited consolidated financial statements for the fiscal year ended May 31, 2014 (Item 8 – FINANCIAL STATEMENTS, below).

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Contractual Obligations

a)

On December 7, 2012, the Company entered into a facility agreement with IPP Ltd., a private company controlled by the chairman of the Company. The funding is in the form of an interest free unsecured loan of up to $720,000 to the Company by way of monthly drawdowns of a maximum amount of US$100,000 per calendar month up to and including June 2013. The total amount drawn down by the Company is due to be repaid on or before June 30, 2015, as amended. As at May 31, 2014, IPP Ltd. had provided a total of $695,683 to the Company pursuant to this facility agreement.

b)

On October 9, 2013, the Company entered into a facility agreement with Consultancy & Finance Company Associates Ltd. (“C&F”), a private company controlled by the chairman of the Company. The funding is in the form of an interest free unsecured loan to the Company of up to $405,000 by way of monthly drawdowns of a maximum amount of US$75,000 per calendar month. The total amount drawn down by the Company is due to be repaid on or before June 30, 2015, as amended. As at May 31, 2014, C&F had provided a total of $375,000 to the Company pursuant to this facility agreement.

c)

In May 2011, the Company entered a Vancouver office lease agreement commencing October 1, 2011 for a term of three years expiring September 30, 2014 and a base rent of Cdn $4,050 per month subject to 4% increase each year; in the meantime, the Company had paid Cdn $192,853 as deposit and prepaid rent. As at May 31, 2014, there was Cdn $13,802 of such prepaid rent and deposit remained.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability and useful life of long-lived assets, recoverability of mineral prospecting licenses, valuation of stock-based compensation, deferred income tax asset valuation allowances and determination of a fair value interest rate on non-interest bearing loans from related parties and recognition of contingent liabilities. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method. When an other-than- temporary decline has occurred, unrealized losses that are other than temporary are recognized in earnings. When determining whether a decline is other-than-temporary, the Company examines (i) the length of time and the extent to which the fair value of an investment has been lower than its carrying value: (ii) the financial condition and near-term prospects of the investee, including any specific events that may influence the operations of the investee such as changes in technology that may impair the earnings potential of the investee: and (iii) the Company’s intent and ability to retain its investment in the investee for a sufficient period of time to allow for any anticipated recovery in market value. The Company generally believes that an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for one year, absent of evidence to the contrary.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis as follows:

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

Financial Instruments

ASC 825, Financial Instruments requires an entity to maximize the use of observable inputs. The fair value of certain financial instruments, which include cash and cash equivalents, restricted cash equivalent and accounts payable were estimated to approximate their carrying values due to the immediate or short-term maturities of these financial instruments.

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

Recent Issued Accounting Pronouncements

The Company has adopted all new accounting pronouncements that are mandatorily effective and none impact its consolidated financial statements. The Company does not believe that there are any new accounting pronouncements that have been issued that are expected to have a material impact on its financial position or results of operations.

Reclassification

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets, May 31, 2014 and 2013	F-2

Consolidated Statements of Operations and Comprehensive Loss for the years ended May 31, 2014 and 2013 and from inception (January 5, 2004) through May 31, 2014	F-3

Consolidated Statements of Cash Flows for the years ended May 31, 2014 and 2013 and from inception (January 5, 2004) through May 31, 2014	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) from inception (January 5, 2004) through May 31, 2014	F-5

Notes to the Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm

To the Stockholders of
Handeni Gold Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Handeni Gold Inc. (An Exploration Stage Company) as of May 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders' equity (deficit) for the years then ended and accumulated for the period from January 5, 2004 (Date of Inception) to May 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Handeni Gold Inc. (An Exploration Stage Company) as of May 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended and accumulated for the period from January 5, 2004 (Date of Inception) to May 31, 2014 in conformity with accounting principles generally accepted in the United States.

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

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

August 15, 2014

Handeni Gold Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	May 31, 2014	May 31, 2013

ASSETS
Current Assets
Cash and cash equivalents	$532,694	$206,402
Amounts receivable (Note 3)	34,326	625,945
Prepaid expenses and deposits (Note 4)	15,076	87,786
Total Current Assets	582,096	920,133
Restricted cash equivalent (Note 5)	26,522	27,805
Restricted marketable securities (Note 6)	73,600	140,000
Mineral licenses (Note 7)	1,650,000	1,650,000
Property and equipment, net (Note 8)	55,446	245,473

TOTAL ASSETS	$2,387,664	$2,983,411

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$109,432	$87,369
Accounts payable and accrued liabilities - related parties (Note 9)	277,500	145,431
Loans from related parties (Note 9 (a))	1,070,683	545,683
Total Current Liabilities	1,457,615	778,483
Commitments and Contingencies (Notes 1, 7 and 13)
Subsequent Events (Note 19)

Stockholders' Equity
Common stock (Note 10) Authorized: 500,000,000 shares, $0.001 par value Issued and outstanding: 321,416,654 shares (May 31, 2013 – 321,416,654 shares)	321,417	321,417
Additional paid-in capital (Note 10)	116,414,824	116,414,824
Donated capital	222,495	137,379
Accumulated other comprehensive loss	(86,400)	(1,020,000)
Deficit accumulated during the exploration stage	(115,942,287)	(113,648,692)
Total Stockholders' Equity	930,049	2,204,928

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,387,664	$2,983,411

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)

			Accumulated from
	For the Years Ended,		January 5, 2004
			(Date of Inception) to
	May 31, 2014	May 31, 2013	May 31, 2014

Revenue	$-	$-	$-

Expenses
Consulting fees	22,500	594,608	24,092,224
Depreciation	189,200	202,726	631,809
Exploration expenses	221,977	658,756	8,277,590

(Gain) / Loss on disposal or write-down of equipment	(3,210)	2,687	18,530
General and administrative	524,088	786,042	3,682,234
Impairment of mineral property	-	-	77,492,074
Interest expenses	89,869	28,379	118,248
Professional	141,356	186,661	2,696,376
Rent	83,994	94,096	525,672
Travel and investor relations	24,111	99,110	2,012,507

Total Expenses	1,293,885	2,653,065	119,547,264
Loss From Operations	(1,293,885)	(2,653,065)	(119,547,264)

Other Income (Expenses)
Gain on write-down of accrued liabilities	-	-	458,058
Impairment of marketable securities (Note 6)	(1,000,000)	(1,600,000)	(2,600,000)
Interest income	290	664	1,744
Loss on sale of investment securities	-	-	(57,071)
Recovery (Loss) on write-down of amounts receivable	-	14,870	(66,771)
Mineral property option payments received	-	-	3,616,017
Recovery of mineral property costs for stock not issuable	-	-	2,253,000
Total other (Expenses) / Income	(999,710)	(1,584,466)	3,604,977
Net Loss	(2,293,595)	(4,237,531)	(115,942,287)
Other Comprehensive Loss
Unrealized gain (loss) on marketable securities	(66,400)	(1,020,000)	(86,400)

Comprehensive Loss	$(2,359,995)	$(5,257,531)	$(116,028,687)

Net Loss per Share - Basic and Diluted	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	321,416,654	312,898,846

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

			Accumulated from
			January 5, 2004
	For the Years Ended,		(Date of Inception) to
	May 31, 2014	May 31, 2013	May 31, 2014
CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN):
Operating Activities:
Net loss	$(2,293,595)	$(4,237,531)	$(115,942,287)
Adjustments for non-cash items in net loss:
Depreciation	189,200	202,726	631,809
Donated capital, services, interest and rent	85,116	28,379	122,495
Impairment of marketable securities	1,000,000	1,600,000	2,600,000
Impairment of mineral property acquisition costs	-	-	77,492,074
Loss on sale of investment securities	-	-	57,071
Mineral property option payments	-	-	(156,017)
Stock-based compensation	-	488,982	20,275,633
Loss (Gain) on unrealized foreign exchange	1,283	-	1,283
Gain on write-down of accrued liabilities	-	-	(458,058)
(Recovery) / Loss on write-down of amounts receivable	-	(14,870)	66,771
(Gain) / Loss on disposal or write-down of equipment	(3,210)	2,687	18,530
Recovery of mineral property costs for stock not issuable	-	-	(2,253,000)
Shares received from mineral property option payment	-	-	(2,760,000)
Changes in non-cash operating working capital:
Amount receivable	591,619	(8,789)	(101,097)
Prepaid expenses and deposits	72,710	102,151	(15,076)
Accounts payable and accrued liabilities	22,063	(46,697)	(101,468)
Due to related parties	132,069	115,431	1,101,443
Cash Used in Operating Activities	(202,745)	(1,767,531)	(19,419,894)
Investing Activities:
Mineral property acquisition costs	-	-	(697,677)
Proceeds from mineral property options	-	-	600,000
Proceeds from disposal of equipment	7,013	21,578	28,591
Purchase of restricted cash equivalent	-	28,726	(27,805)
Purchase of property and equipment	(2,976)	(8,943)	(734,376)
Cash Provided (Used) in Investing Activities	4,037	41,361	(831,267)
Financing Activities:
Loan from a related party	525,000	545,683	1,070,683
Proceeds from issuance of common stock	-	500,000	21,034,363
Share issuance costs	-	-	(1,321,191)
Cash Provided by Financing Activities	525,000	1,045,683	20,783,855

(Decrease) / Increase in cash and cash equivalents	326,292	(680,487)	532,694
Cash and cash equivalents, at beginning of the period	206,402	886,889	-

Cash and cash equivalents, at end of the period	$532,694	$206,402	$532,694

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

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in U.S. dollars)

								Deficit
							Accumulated	Accumulated
			Additional	Stock	Common		Other	During the
			Paid-in	Subscriptions	Stock	Donated	Comprehensive	Exploration
	Shares	Amount	Capital	Receivable	Subscribed	Capital	Income (Loss)	Stage	Total
	#	$	$	$	$	$	$	$	$
Balance – May 31, 2011	292,416,654	292,417	111,925,974	(13,814)	2,253,000	109,000	1,240,000	(102,507,604)	13,298,973
Issuance of common shares for property	15,000,000	15,000	1,635,000	–	–	–	–	–	1,650,000
Cancellation of share issue obligation	–	–	–	–	(2,253,000)	–	–	–	(2,253,000)
Subscription received	–	–	–	13,814	150,000	–	–	–	163,814
Stock-based compensation	–	–	1,728,868	–	–	–	–	–	1,728,868
Unrealized loss on marketable securities	–	–	–	–	–	–	(2,840,000)	–	(2,840,000)
Net loss for the year	–	–	–	–	–	–	–	(6,903,557)	(6,903,557)
Balance – May 31, 2012	307,416,654	307,417	115,289,842	–	150,000	109,000	(1,600,000)	(109,411,161)	4,845,098
Issuance of common shares for independent compensation	1,000,000	1,000	39,000	–	–	–	–	–	40,000
Issuance of common shares for cash at $0.05	13,000,000	13,000	637,000	–	(150,000)	–	–	–	500,000
Stock-based compensation	–	–	448,982	–	–	–	–	–	448,982
Deemed interest on interest-free loan from a related party	–	–	–	–	–	28,379	–	–	28,379
Realized loss on marketable securities	–	–	–	–	–	–	1,600,000	–	1,600,000
Impairment of marketable securities	–	–	–	–	–	–	(1,020,000)	–	(1,020,000)
Net loss for the year	–	–	–	–	–	–	–	(4,237,531)	(4,237,531)
Balance – May 31, 2013	321,416,654	321,417	116,414,824	–	–	137,379	(1,020,000)	(113,648,692)	2,204,928
Deemed interest on interest-free loan from a related party	–	–	–	–	–	85,116	–	–	85,116
Realized loss on marketable securities	–	–	–	–	–	–	1,000,000	–	1,000,000
Impairment of marketable securities	–	–	–	–	–	–	(66,400)	–	(66,400)
Net loss for the year	–	–	–	–	–	–	–	(2,293,595)	(2,293,595)
Balance – May 31, 2014	321,416,654	321,417	116,414,824	–	–	222,495	(86,400)	(115,942,287)	930,049

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2014
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at May 31, 2014, the Company has not generated any revenues and has accumulated losses of $115,942,287 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company plans to raise equity and/or debt financing to fund its operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability and useful life of long-lived assets, recoverability of mineral prospecting licenses, valuation of stock-based compensation, deferred income tax asset valuation allowances, and determination of a fair value interest rate on non-interest bearing loans from related parties and recognition of contingent liabilities. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at May 31, 2014, the Company’s only component of other comprehensive income (loss) and accumulated other comprehensive loss is an unrealized fair value loss on marketable securities.

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
Notes to the Consolidated Financial Statements as of May 31, 2014
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

The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method. When an other-than-temporary decline has occurred, unrealized losses that are other than temporary are recognized in earnings. When determining whether a decline is other-than-temporary, the Company examines (i) the length of time and the extent to which the fair value of an investment has been lower than its carrying value: (ii) the financial condition and near- term prospects of the investee, including any specific events that may influence the operations of the investee such as changes in technology that may impair the earnings potential of the investee: and (iii) the Company’s intent and ability to retain its investment in the investee for a sufficient period of time to allow for any anticipated recovery in market value. The Company generally believes that an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for one year, absent of evidence to the contrary.

	g)	Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis as follows:

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

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440 Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as at May 31, 2014 and 2013.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2014
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	k)	Financial Instruments

ASC 825, Financial Instruments requires an entity to maximize the use of observable inputs. The fair value of certain financial instruments, which include cash and cash equivalents, restricted cash equivalent, and accounts payable were estimated to approximate their carrying values due to the immediate or short-term maturities of these financial instruments.

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

	o)	Recently Issued Accounting Pronouncements

The Company has adopted all new accounting pronouncements that are mandatorily effective and none impact its consolidated financial statements. The Company does not believe that there are any new accounting pronouncements that have been issued that are expected to have a material impact on its financial position or results of operations.

	p)	Reclassification

Certain reclassifications have been made to the prior periods’ financial statements to conform to the current period’s presentation.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2014
(Expressed in U.S. dollars)

3.	Amounts Receivable

The components of amounts receivable are as follows:

	May 31,	May 31,
	2014	2013
	$	$

Recoverable value added tax	23,202	579,121
Recoverable goods and services tax / harmonized sales tax	9,765	46,588
Other receivables	1,359	236

	34,326	625,945

The Company had recoverable value added tax (“VAT”) of $23,202 (TZS 38,566,758) as at May 31, 2014 and $579,121 (TZS 920,601,669) as at May 31, 2013. During the year ended May 31, 2014, the Company had received from the Tanzania Revenue Authority $507,916 (TZS 845,117,520) recoverable value added tax refund, net of taxes and interest.

4.	Prepaid Expenses and Deposits

The components of prepaid expenses and deposits are as follows:

	May 31,	May 31,
	2014	2013
	$	$

General and administrative	2,343	7,768
Rent	12,733	80,018

	15,076	87,786

5.	Restricted Cash Equivalent

As at May 31, 2014, the Company has pledged a GIC of $26,522 (May 31, 2013: $27,805) as security held on corporate credit cards. The $1,283 difference compared to May 31, 2013 was loss on unrealized Canadian dollar foreign exchange.

6.	Restricted Marketable Securities

		May 31, 2014			May 31, 2013
		Fair Value	Other-than-		Fair Value	Other-than-
		Based On	temporary	Accumulated	Based On	temporary	Accumulated
		Quoted	Impairment	Unrealized	Quoted	Impairment	Unrealized
	Cost	Market Price	Loss	Loss	Market Price	Loss	Loss
Ruby Creek	$	$	$	$	$	$	$
Resources Inc., 4,000,000 shares	2,760,000	73,600	(2,600,000)	(86,400)	140,000	(1,600,000)	(1,020,000)

The four million restricted shares of common stock of Ruby Creek Resources Inc. (“RCR”) were issued to the Company on December 16, 2010 as partial consideration to purchase the mineral property interests under the agreements between RCR and the Company. The initial fair market value of these shares was $2,760,000 based on RCR’s quoted stock price on the issuance date. Refer to Note 7b) for details on the agreements with RCR. As of May 31, 2014, the fair market value of these shares was $73,600 (May 31, 2013: $140,000) based on RCR’s quoted stock price and recorded as non-current assets. During the year ended May 31, 2014, the Company determined that $1,000,000 (May 31, 2013: $1,600,000) of unrealized losses were other than temporary and were recognized in net loss, and were removed from accumulated other comprehensive loss. As at May 31, 2014, the Company recognized a total of $2,600,000 other-than-temporary impairment of these RCR restricted shares.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2014
(Expressed in U.S. dollars)

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

During the year ended May 31, 2014, the Company paid $59,333 of annual rental and license renewal application fees for PLs, and during the year ended May 31, 2013, the Company paid $106,081 in annual rental and license renewal fees related to the Company’s four PLs and 32 PMLs. Such license related fees were recorded as exploration expenses.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2014
(Expressed in U.S. dollars)

7.	Mineral Properties and Licenses (continued)

	b)	Mkuvia Alluvial Gold Project, Tanzania, Africa

The Mkuvia Alluvial Gold Project was comprised of four PLs covering a total area of 380 square kilometers located in the Nachingwea District, Lindi Region of the Republic of Tanzania. The Company is aware that the four PLs expired during May and June of 2012. The Company is currently evaluating whether any viable interest remains in these PLs, but no final determination has been made as of yet. As at May 31, 2014 and 2013, the Company has no capitalized costs related to the Mkuvia Alluvial Gold Project.

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

ii)

$150,000 (received) plus the issuance of four million restricted shares of common stock of RCR, with an agreed upon value of $0.80 per share for a deemed valuation of $3,200,000, within 30 days of the receipt of Certificates of Acknowledgement for all underlying and related Agreements from the Commissioner for Minerals in Tanzania as required by the Mining Act of Tanzania (Certificates of Acknowledgement received August 12, 2010). The four million restricted shares of common stock of RCR were issued to the Company on December 16, 2010 and had a fair market value totaling $2,760,000 (Note 6) based on RCR’s quoted stock price on that date.

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
Notes to the Consolidated Financial Statements as of May 31, 2014
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

8.	Property and Equipment

	May 31, 2014			May 31, 2013
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
	$	$	$	$

Automobile vehicles	338,928	334,345	4,583	98,149
Camp and equipment	197,011	154,769	42,242	107,913
Office furniture and equipment	100,222	93,587	6,635	37,325
Software	8,080	6,094	1,986	2,086

	644,241	588,795	55,446	245,473

9.	Related Party Transactions

a)

On December 7, 2012, the Company entered into a facility agreement with IPP Ltd., a private company controlled by the chairman of the Company. The facility is an interest free unsecured loan to the Company of up to $720,000 by way of monthly drawdowns of a maximum amount of $100,000 per calendar month up to and including June 2013, due December 31, 2013. On September 4, 2013, the loan repayment due date has been amended and extended from December 31, 2013 to June 30, 2014 (See Note 19(a)). As of May 31, 2014, IPP Ltd. has advanced $695,683 to the Company pursuant to this facility agreement.

On October 9, 2013, the Company entered into a facility agreement with Consultancy & Finance Company Associates Ltd. (“C&F”), a private company controlled by the chairman of the Company. The facility is an interest free unsecured loan to the Company of up to $405,000 by way of monthly drawdowns of a maximum amount of $75,000 per calendar month due June 30, 2014 (See Note 19(a)). As of May 31, 2014, C&F has advanced $375,000 to the Company pursuant to this facility agreement.

For the year ended May 31, 2014, $85,116 (May 31, 2013 - $28,379) of deemed interest was calculated at an annual interest rate of 10% which approximates the fair market value, and was recorded as interest expense and donated capital.

b)

During the year ended May 31, 2014, the Company incurred administration and professional services fees of $144,000 (May 31, 2013 - $144,000) to a director, the current President and Chief Executive Officer (the “CEO”) and $162,000 remains payable as at May 31, 2014 (May 31, 2013 - $39,000). In addition, the Company incurred geological and other service fees of $36,000 (May 31, 2013 - $54,000) to a private company controlled by a person who is related to the CEO and $3,000 remains payable as at May 31, 2014 (May 31, 2013 - $10,000).

During the year ended May 31, 2014, the Company also paid $25,200 representing 60% of rental expenses associated with renting the CEO’s family house in Tanzania, pursuant to the Executive Services Agreement.

c)

During the year ended May 31, 2014, the Company incurred administration and professional services fees of $135,100 (May 31, 2013 - $141,476) to the Company’s current Chief Financial Officer (the “CFO”).

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2014
(Expressed in U.S. dollars)

9.	Related Party Transactions (continued)

d)

During the year ended May 31, 2014, the Company incurred $3,750 of non-executive director’s fees and during the year ended May 31, 2013, the Company paid $48,000 of administration and consulting fees and incurred $20,000 of non-executive director fees to a director. $23,750 remains payable as at May 31, 2014 (May 31, 2013 - $20,000).

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

Accordingly, the Company incurred independent directors’ fees of $65,000 during the year ended May 31, 2014 (May 31, 2013 - $190,250). As at May 31, 2014, the Company had $88,750 (May 31, 2013 - $93,250) payable.

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

10.	Common Stock and Additional Paid-in Capital

The authorized common stock of the Company consists of 500,000,000 shares, with $0.001 par value. The following is a summary of the Company’s issued and outstanding common stock during the fiscal years ended May 31, 2014 and 2013:

	Common Stock		Additional Paid-In
	Shares	Par Value	Capital
	#	$	$
Balance as at May 31, 2012	307,416,654	307,417	115,289,842
Shares Issued for Independent Directors’ Compensation	1,000,000	1,000	39,000
Shares Issued for cash at $0.05 per share	13,000,000	13,000	637,000
Value Assigned to Options Granted or Vested	-	-	448,982
Balance as at May 31, 2013	321,416,654	321,417	116,414,824
Shares Issued	-	-	-
Balance as at May 31, 2014	321,416,654	321,417	116,414,824

For the Year ended May 31, 2014

During the year ended May 31, 2014, the Company had no changes in its common stock and additional paid-in capital.

For the Year Ended May 31, 2013

During the year ended May 31, 2013, the Company received proceeds of $500,000 for share subscriptions pursuant to the Company’s private placements. In January 2013, the Company completed these private placements and issued 13,000,000 shares of the Company’s common stock at $0.05 per share.

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
Notes to the Consolidated Financial Statements as of May 31, 2014
(Expressed in U.S. dollars)

11.	Stock Options

The Company adopted an Stock Option Plan, dated November 29, 2010 (the “November 2010 Stock Incentive Plan”), under which the Company is authorized to grant stock options to acquire up to a total of 40,000,000 shares of common shares. During the year ended May 31, 2014, there were no stock options granted. On July 4, 2012, the Company granted stock options to its independent directors to acquire a total of 1,000,000 common shares at an exercise price of $0.08 per share exercisable for 10 years, and during the year ended May 31, 2013, 1,000,000 vested options were forfeited. As at May 31, 2014 and 2013, the Company had 10,700,000 shares of common stock available to be issued under the November 2010 Stock Incentive Plan.

There were no stock options exercised during the years ended May 31, 2014 and 2013, and there was no intrinsic value of outstanding options as at May 31, 2014 and 2013. The following table summarizes the continuity of the Company’s stock options:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
	#	$	(years)	$
Outstanding, May 31, 2012	28,300,000	0.24	8.53	-
Granted	1,000,000	0.08	9.10	-
Forfeited	(1,000,000)	0.15	8.14	-
Outstanding, May 31, 2013	28,300,000	0.23	7.56	-
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding, May 31, 2014	28,300,000	0.23	6.56	-
Exercisable, May 31, 2014	28,300,000	0.23	6.56	-

The stock options outstanding are exercisable for cash or on a cashless exercise basis using a prorated formula whereby the number of shares issuable is equal to (a) the average closing price for the five days prior to exercise date (“ACP”) in excess of the exercise price, divided by (b) the exercise price multiplied by (c) the number of options exercised. During the years ended May 31, 2014 and 2013, no cashless stock options were exercised.

As at May 31, 2014 and 2013, all non-vested stock options were vested and there was $Nil of unrecognized compensation costs related to non-vested stock option agreements.

12.	Common Stock Purchase Warrants

During the year ended May 31, 2014 and 2013, there were no stock purchase warrants granted. During the year ended May 31, 2014, 13,554,155 (May 31, 2013: 40,162,262) stock purchase warrants expired. The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted	Weighted Average
		Average	Remaining Contractual
	Number of Warrants	Exercise Price	Life
	#	$	(years)

Balance, May 31, 2012	53,716,417	0.33	0.67
Expired	(40,162,262)	0.26	-
Balance, May 31, 2013	13,554,155	0.52	0.33
Expired	(13,554,155)	-	-
Balance, May 31, 2014	-	-	-

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2014
(Expressed in U.S. dollars)

13.	Commitments and Contingency

On February 8, 2012, RCR filed a lawsuit against the Company in the Supreme Court, State of New York, in which RCR alleges that the Company participated in a fraudulent transfer of certain mineral property interests in Tanzania that RCR had the right to purchase pursuant to a series of agreements with the Company (see Note 7(b)).

On February 23, 2012, the Company filed a lawsuit against RCR in the Supreme Court of British Columbia (the “British Columbia Action”), seeking relief for RCR’s breach of its payment obligations under these agreements and seeking an order that RCR remove the U.S. restrictive legend from RCR shares issued to the Company (see Note 6) under the agreements. As at May 31, 2014, RCR is in default with respect to $1.45 million in scheduled payments due to the Company under the agreements.

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

The Company is of the view that RCR’s allegations are without merit and intends to continue to vigorously defend against the RCR lawsuit and to pursue its claims against RCR in New York. The New York action is now in the deposition phase and is proceeding toward the end of discovery. No future legal costs that may be incurred have been accrued as an expense and no loss or gain from the lawsuit and claim can be reasonably estimated or recorded at this time.

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

Pursuant to ASC 820, the fair value of our cash and cash equivalents, restricted cash equivalent and restricted marketable securities are determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. As at May 31, 2014, there were no liabilities measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet. Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as at May 31, 2014, as follows:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	May 31,
	(Level 1)	(Level 2)	(Level 3)	2014
Assets:
Cash and cash equivalents	$532,694	$–	$–	$532,694
Restricted cash equivalent	26,522	–	–	26,522
Restricted marketable securities	73,600	–	–	73,600

Total assets measured at fair value	$632,816	$–	$–	$632,816

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2014
(Expressed in U.S. dollars)

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

The fair values for stock options granted were estimated at the date of grant using the Black-Scholes option pricing model under the following weighted average assumptions:

	For the Years Ended,
	May 31, 2014	May 31, 2013
Expected dividend yield	-	0%
Risk-free interest rate	-	2.32%
Expected volatility	-	164%
Expected option life (in years)	-	8.89

The weighted average fair value of stock options granted during the year ended May 31, 2014 was $Nil (May 31, 2013 - $0.03 per share). During the years ended May 31, 2014 and 2013, the Company expensed the following stock-based compensation as consulting fees or general and administrative fees.

	For the Years Ended
	May 31, 2014	May 31, 2013

Fair value for stock options	$-	$448,982
Fair value for common stock shares granted to independent directors	-	40,000
Total stock based compensation	$-	$488,982

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2014
(Expressed in U.S. dollars)

16.	Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statements. A summary of non-cash transactions and other cash information for the years ended May 31, 2014 and 2013, and for the accumulated from January 5, 2004, the date of inception, to May 31, 2014 is as follows:

			Accumulated from
			January 5, 2004
	For the Years Ended,		(Date of Inception) to
	May 31, 2014	May 31, 2013	May 31, 2014
Changes in non-cash financing and investing activities:
Common stock issued to settle related party payable	$-	$-	$619,306
Common stock issued for an former executive's compensation	-	-	3,035,505
Common stock issued for independent directors' compensation	-	40,000	40,000
Common stock issued for mineral licenses acquired	-	-	76,446,750
Common stock gifted to the Company to settle liabilities	-	-	100,000
Investment securities received and sold	-	-	79,603
Other cash flow information:
Interest paid	$4,753	$-	$4,753
Income taxes paid	-	-	-

17.	Segment Disclosures

The Company operates in one reportable segment, being the acquisition and exploration of mineral properties. Segmented information has been compiled based on the geographic regions that the Company and its subsidiary registered and performed exploration and administration activities.

Assets by geographical segment are as follows:

	Canada	Tanzania, Africa	Total
Current assets	$147,957	$434,139	$582,096
Restricted cash equivalent	26,522	-	26,522
Restricted marketable securities	73,600	-	73,600
Mineral licenses	-	1,650,000	1,650,000
Equipment, net	4,061	51,385	55,446
Total assets, at May 31, 2014	$252,140	$2,135,524	$2,387,664

	Canada	Tanzania, Africa	Total
Current assets	$191,292	$728,841	$920,133
Restricted cash equivalent	27,805	-	27,805
Restricted marketable securities	140,000	-	140,000
Mineral licenses	-	1,650,000	1,650,000
Equipment, net	7,722	237,751	245,473
Total assets, at May 31, 2013	$366,819	$2,616,592	$2,983,411

Net loss by geographical segment is as follows:

For the Year Ended May 31, 2014
Net Loss	$1,421,669	$871,926	$2,293,595

For the Year Ended May 31, 2013
Net Loss	$2,767,929	$1,469,602	$4,237,531

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2014
(Expressed in U.S. dollars)

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

The Company is subject to U.S. federal and state income tax and has concluded substantially all U.S. federal and state income tax matters for tax years through May 31, 2011. The tax filings for years from 2012 to 2014 are subject to audit by U.S. jurisdictions. The Company’s Canadian office has filed its Canadian corporate income tax returns under the “Voluntary Disclosure Program”, and the tax filings for years from 2012 to 2014 are subject to audit by Canadian jurisdictions. The Company’s Tanzania subsidiaries are subject to Tanzania income tax, the tax filings for the years from 2012 to 2014 are subjected to audit by Tanzania jurisdictions.

Income tax expense differs from the amount that would result from applying the U.S. federal income tax rates to earnings before income taxes. The Company has net operating losses carried forward of approximately $26 million available to offset taxable income in future years which begin expiring in fiscal 2025. Pursuant to ASC 740, the potential benefits of the net operating losses carried forward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The income tax benefit differs from the amount computed by applying the federal income tax rate of 35% to net loss before income taxes for the years ended May 31, 2014 and 2013 as a result of the following:

	May 31,	May 31,
	2014	2013
	$	$
Loss before taxes	(2,293,595)	(4,237,531)
Statutory rate	35%	35%
Computed expected tax recovery	(802,758)	(1,483,136)
Permanent differences	305,184	953,241
Foreign tax rate differences	43,597	59,789
Valuation allowance change	453,977	470,106
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at May 31, 2014 and 2013, after applying enacted federal income tax rates, are as follows:

	May 31,	May 31,
	2014	2013
	$	$

Net operating losses carried forward	9,979,715	8, 857,785
Capital losses available	19,975	19,975
Mineral properties tax basis in excess of book value	2,935,354	3,603,307

Valuation allowance	(12,935,044)	(12,481,067)

Net deferred income tax asset	–	–

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2014
(Expressed in U.S. dollars)

19.	Subsequent Events

a)	On June 18, 2014, the Company’s loans repayment due date has been amended and extended from June 30, 2014 to June 30, 2015 by the Company and IPP Ltd. and C&F, respectively (see Note 9a))

b)

Pursuant to the Executive Services Agreement between the Company and the CEO, the Company needs to pay 60% of rental expenses associated with renting the CEO’s family house in Tanzania. On June 23, 2014, the Company entered into a lease agreement for occupancy of a residential facility in Tanzania for a 24 month period beginning on August 1, 2014. The annual lease payments, 40% of which will be reimbursed by the CEO, are as follows;

•	$15,000 at signing of the agreement;
•	$45,000 prior to the beginning of the lease period on August 1, 2014; and
•	$60,000 prior to the beginning of the second year prior to August 1, 2015.

c)

The Company has acquired two additional PLs for an area of 33.62 km2 (PL10000/2014) and an area of 12.32 km2 (PL9853/2014), in addition to the 4 renewed PLs. This increases the company’s land holding in the Handeni district to 405.74 km2.

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

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on this assessment, management concluded that, as of the end of our fiscal year ended May 31, 2014, our internal control over financial reporting was not effective due to material weaknesses, as more fully described below.

Management identified the following material weaknesses in internal control over financial reporting:

1.	Certain entity level controls establishing a “tone at the top” were considered material weaknesses.

2.	The Company’s board of directors and executive officers are located in multiple countries, which have caused limited segregation of duties and are not consistent with good internal control procedures.

3.	The Company has a limited management team with limited employees to establish sufficient segregation of duties, which was considered a material weakness.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal quarter ended May 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Name	Age	Position Held	Board Committee Memberships

Reginald Mengi	71	Chairman and Director	N/A

Reyno Scheepers	57	President, Chief Executive Officer and a director	N/A

William Lamarque	59	Vice Chairman and Director	Audit Committee (Chair)

Emmanuel Ole Naiko	62	Director	Corporate Governance and Compensation Committee (Chair); Audit Committee

Douglas Boateng	49	Director	Corporate Governance and Compensation Committee

Gizman Abbas	41	Director	Audit Committee

Melinda Hsu	50	Secretary, Treasurer and Chief Financial Officer	N/A

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

Melinda Hsu has served as our Secretary, Treasurer and Chief Financial Officer since March 1, 2012 and as our controller since November 2011. Ms. Hsu has been the president and principal of AMICA Resource Inc. (“AMICA”), a private company, since September 2007. Ms. Hsu had worked for various public and private companies, including Dejour Energy Inc. as a senior consultant from February 2011to April 2013 and as a controller from September 2007 to April 2008, Silverado Gold Mines Ltd. as a controller from April 2008 to October 2010 and Manex Resource Group from December 2005 to September 2007.

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

Board of Directors Meetings

During the fiscal year ended May 31, 2014, our board of directors had four Board of Directors meetings, four Audit Committee meetings, and none of Corporate Governance and Compensation Committee meetings through teleconference calls.

Significant Employees

Other than the officers and directors described above, as at May 31, 2014, we had approximate six full-time equivalent employees and consultants located in Tanzania. We also retain independent geologists and consultants on a contract basis to conduct the work programs on our mineral properties in order to carry out our plan of operations.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons with respect to our most recent fiscal year, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended May 31, 2014.

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

Dr. R. Scheepers (Petrology, Geochemistry, Exploration Geology) has been involved with geology and the mining industry over a period of 28 years. He is the Company’s CEO and a director. Dr. Scheepers is a registered Professional Natural Scientist in Geological Science and a member of:

•	Geological Society of South Africa (since 1984);
•	SACNASP Registered (since 1984);
•	The Mineralogical Society of South Africa (1996 to 2001);
•	Geological Society Western Province Branch (1985 to 2002);
•	Society of Geology Applied to Mineral Deposits (1989 to 1997);
•	Council member: Geological Society of South Africa (1996 to 1999);
•	Council member: The Mineralogical Society of South Africa (2002);
•	Committee member: Geological Society Western Province Branch (1985 to 1989); and
•	Committee member: The S.A. Code for Stratigraphy Committee, since 1993.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The table below summarizes all compensation awarded to, earned by or paid to our executive officers by any person for all services rendered in all capacities to us during our fiscal years ended May 31, 2014 and 2013.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Comp- ensation ($)	Non- qualified Deferred Comp- ensation Earnings ($)	All Other Compensation ($)	Total ($)
Reyno Scheepers (1) President & Chief Executive Officer	2014	Nil	Nil	Nil	Nil	Nil	Nil	169,200(1a)	169,200
	2013	Nil	Nil	Nil	Nil	Nil	Nil	144,000(1b)	144,000
Melinda Hsu (2) Chief Financial Officer, Secretary and Treasurer	2014	50,662	Nil	Nil	Nil	Nil	Nil	84,438(2a)	135,100
	2013	13,056	Nil	Nil	Nil	Nil	Nil	128,420(2b)	141,476
Douglas Boateng (3) Former President & Chief Executive Officer	2014	Nil	Nil	Nil	Nil	Nil	Nil	3,750(3a)	3,750
	2013	Nil	Nil	Nil	Nil	Nil	Nil	68,000(3b)	68,000

(1)

Mr. Scheepers was appointed as our President and Chief Executive Officer effective on November 21, 2011 and as our Chief Operating Officer effective on October 6, 2011. Mr. Scheepers has been a director since September 21, 2010. The “Other Compensation” to Mr. Scheepers consists of:

a)

$144,000 in executive and administration service fees incurred during the fiscal year ended May 31, 2014 and $25,200 which represents the payment of 60% of rental expenses associated with renting Mr. Scheepers’ family house in Dar Es Salaam, Tanzania pursuant to his Executive Services Agreement with the Company; As at May 31, 2014, there was a total of $162,000 remaining as payable.

b)	$144,000 in executive and administration service fees during the fiscal year ended May 31, 2013, of which $39,000 remained as payable at May 31, 2013.

(2)	Ms. Hsu was appointed as our Chief Financial Officer, Secretary and Treasurer effective on March 1, 2012. The “Other Compensation” to Ms. Hsu consists of:

a)	$84,438 in executive and administration service fees during the fiscal year ended May 31, 2014 earned by a private company controlled by Ms. Hsu.

b)

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

(3)

Mr. Boateng was appointed as our President and Chief Executive Officer effective on August 18, 2011 and resigned effective on November 21, 2011. Mr. Boateng has been a director since September 21, 2010. The “Other Compensation” to Mr. Boateng consists of:

a)	$3,750 of director’s fees incurred during the fiscal year ended May 31, 2014; there was a total of $23,750 fees remained as payable as at May 31, 2014.

b)	$68,000 of administration, consulting and director’s fees during the fiscal year ended May 31, 2013, of which $20,000 remained as payable at May 31, 2013.

Compensation of Directors

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

The table below summarizes all compensation awarded to, earned by or paid to our current or former directors during our fiscal year ended May 31, 2014. Certain of our current or former directors served or have served as officers of the Company and any compensation they received due to their services are disclosed in the tables above and are not included in the table below.

Director Compensation

Name and Principal Position	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Reginald Mengi	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Reyno Scheepers (1)	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Douglas Boateng (1)	N/A	N/A	N/A	N/A	N/A	N/A	N/A
William Lamarque (2)	30,000	Nil	Nil	Nil	Nil	Nil	30,000
Emmanuel Naiko (3)	20,000	Nil	Nil	Nil	Nil	Nil	20,000
Gizman Abbas (4)	15,000	Nil	Nil	Nil	Nil	Nil	15,000

(1)	See summary compensation table above.
(2)	Included in $30,000 of director’s fees is $16,500 which remained as payable as of May 31, 2014.
(3)	Included in $20,000 of director’s fees is $45,500 which remained as payable as of May 31, 2014.
(4)	Included in $15,000 of director’s fees is $26,750 which remained as payable as of May 31, 2014.

Outstanding Equity Awards

The following table sets forth information at our fiscal year ended May 31, 2014 relating to outstanding equity awards that have been granted to the directors and named executive officers listed in the tables above:

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

Officers and Directors

Title of class	Name and address of beneficial owner(1)	Amount and nature of beneficial owner(2)	Percentage of class(3)
Common Stock	Reginald Mengi(1)	158,333,333(4)	49.26%
Common Stock	Reyno Scheepers(1)	5,500,000(5)	1.71%
Common Stock	Douglas Boateng(1)	7,500,000(6)	2.33%
Common Stock	William Lamarque (1)	400,000(7)	0.12%
Common Stock	Emmanuel Naiko (1)	400,000(7)	0.12%
Common Stock	Gizman Abbas (1)	400,000(7)	0.12%
Common Stock	Melinda Hsu (1)	1,000,000(8)	0.31%
Common Stock	All executive officers and directors as a group	173,533,333	53.99%

5% or Greater Shareholders:

Title of class	Name and address of beneficial owner	Amount and nature of beneficial owner(2)	Percentage of class(3)
Common Stock	Reginald Mengi(1)	158,333,333(4)	49.26%
Common Stock	Zoeb Hassuji(9)	16,666,667	5.19%

1.	The address of our officers and directors is our Company’s address, which is Box 33507, Plot No.689/1, Bagamoyo Road, Dar es Salaam, the United Republic of Tanzania.
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

Related Party Transactions

a)

On December 7, 2012, the Company entered into a facility agreement with IPP Ltd., a private company controlled by the chairman of the Company. The facility is an interest free unsecured loan to the Company of up to $720,000 by way of monthly drawdowns of a maximum amount of $100,000 per calendar month up to and including June 2013, due December 31, 2013. On September 4, 2013, the loan repayment due date has been amended and extended from December 31, 2013 to June 30, 2014 (See Note 19(a)). As of May 31, 2014, IPP Ltd. has advanced $695,683 to the Company pursuant to this facility agreement.

On October 9, 2013, the Company entered into a facility agreement with Consultancy & Finance Company Associates Ltd. (“C&F”), a private company controlled by the chairman of the Company. The facility is an interest free unsecured loan to the Company of up to $405,000 by way of monthly drawdowns of a maximum amount of $75,000 per calendar month due June 30, 2014 (See Note 19(a)). As of May 31, 2014, C&F has advanced $375,000 to the Company pursuant to this facility agreement. For the year ended May 31, 2014, $85,116 (May 31, 2013 - $28,379) of deemed interest was calculated at an annual interest rate of 10% which approximates the fair market value, and was recorded as interest expense and donated capital.

b)

During the year ended May 31, 2014, the Company incurred administration and professional services fees of $144,000 (May 31, 2013 - $144,000) to a director, the current President and Chief Executive Officer (the “CEO”) and $162,000 remains payable as at May 31, 2014 (May 31, 2013 - $39,000). In addition, the Company incurred geological and other service fees of $36,000 (May 31, 2013 - $54,000) to a private company controlled by a person who is related to the CEO and $3,000 remains payable as at May 31, 2014 (May 31, 2013 - $10,000).

During the year ended May 31, 2014, the Company also paid $25,200 representing 60% of rental expenses associated with renting the CEO’s family house in Tanzania, pursuant to the Executive Services Agreement.

c)

During the year ended May 31, 2014, the Company incurred administration and professional services fees of $135,100 (May 31, 2013 - $141,476) to the Company’s current Chief Financial Officer (the “CFO”).

d)

During the year ended May 31, 2014, the Company incurred $3,750 of non-executive director’s fees and during the year ended May 31, 2013, the Company paid $48,000 of administration and consulting fees and incurred $20,000 of non- executive director fees to a director. $23,750 remains payable as at May 31, 2014 (May 31, 2013 - $20,000).

e)	Effective on June 1, 2013, the Board of Directors (the “Board”) approved a reduction of monetary compensation to independent directors and/or non-executive directors of the Company as follows:

1)

annual independent director fees of $30,000 has been reduced to $15,000, subject to attending a minimum of four Board meeting a year; any applicable director’s fees shall be reduced by 25% for each board meeting less than four which is not attended.

2)	meeting attendance fees of $1,000 per meeting has been waived;

3)	additional annual fees of $10,000 to the Company’s Board Committee Chairperson has been reduced to $5,000; and

4)	additional annual fees of $20,000 to the Vice Chairman of the Board has been reduced to $10,000.

Accordingly, the Company incurred independent directors’ fees of $65,000 during the year ended May 31, 2014 (May 31, 2013 - $190,250). As at May 31, 2014, the Company had $88,750 (May 31, 2013 - $93,250)payable.

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

Director Independence

The Board has analyzed the independence of each director and has determined that the members of the Board listed below are independent as that term is defined under Rule 5605(a)(2) of the NASDAQ listing rules. Each director is free of relationships that would interfere with the individual exercise of independent judgment. Based on these standards, the Board determined that each of the following directors is independent and has no relationship with the Company, except as a director and shareholder:

•	William Lamarque;

•	Emmanuel Ole Naiko; and

•	Gizman Abbas.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Manning Elliott served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended May 31, 2014 and 2013. Aggregate fees billed during fiscal years ended May 31, 2014 and 2013 to the Company by Manning Elliott for rendered professional services are set forth below:

	Year Ended May 31, 2014	Year Ended May 31, 2013
Audit Fees	$24,400	$58,010
Audit-Related Fees	--	$900
Tax Fees	$3,290	$3,240
All Other Fees	--	$720
Total	$27,690	$62,870

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

ITEM 15.	EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit	Description of Exhibit
Number
3.1(1)	Articles of Incorporation.
3.2(12)	Certificate of Amendment to Articles of Incorporation.
3.3(21)	Articles of Merger as filed with the Nevada Secretary of State.
3.3(3)	Amended Bylaws, as amended on September 5, 2006.
10.1(4)	Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.
10.2(4)	Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.
10.3(4)	Asset Purchase Agreement with Megadeposit Explorers Ltd.
10.4(5)	Amendment No. 1 to Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.
10.5(5)	Amendment No. 1 to Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.
10.6(5)	Amendment No. 1 to Asset Purchase Agreement with Megadeposit Explorers Ltd.
10.7(6)	Amendment No. 2 to Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.
10.8(6)	Amendment No. 2 to Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.
10.9(6)	Amendment No. 2 to Asset Purchase Agreement with Megadeposit Explorers Ltd.
10.10(7)	Strategic Alliance Agreement between the Company and Canaco Resources Inc.
10.11(8)	Option Agreement between the Company and Canaco Resources Inc.
10.12(9)	Amendment No. 1 to Strategic Alliance Agreement between the Company and Canaco Resources Inc.
10.13(9)	Kwadijava Option Agreement.
10.14(9)	Negero Option Agreement.
10.15(10)	Joint Venture Agreement with Mkuvia Maita.
10.16(11)	2007 Stock Incentive Plan.
10.17(14)	2008 Stock Incentive Plan.
10.18(11)	Consulting Agreement with Harpreet Sangha.
10.19(11)	Consulting Agreement with Rovingi.
10.20(13)	Joint Venture Agreement with Mkuvia Maita dated June 5, 2009.
10.21(15)	Agreement with Ruby Creek Resources, Inc. dated November 7, 2009.
10.22(16)	Purchase Agreement with Ruby Creek Resources, Inc., dated for reference May 19, 2010.
10.23(17)	August 2010 Stock Incentive Plan.
10.24(18)	Mineral Property Acquisition Agreement between the Company and IPP Gold Limited, dated September 15, 2010, ratified by the Company’s Board of Directors on September 21, 2010.
10.26(19)	November 2010 Stock Incentive Plan.
10.27(20)	Mineral Property Acquisition Agreement between the Company and Handeni Resources Limited, dated August 5, 2011.
10.28(22)	Executive Consulting Services Agreement between the Company and Amica Resource Inc., dated February 28, 2012.

10.29(23)	Unsecured Term Loan Facility Agreement between the Company and IPP Ltd. dated December 7, 2012
10.30(24)	Unsecured Term Loan Facility Agreement between the Company and Consultancy & Finance Company Associates Ltd. dated October 9, 2013
14.1(2)	Code of Ethics.
21.1	Subsidiaries of the Registrant:
a. Douglas Lake Tanzania Limited (Tanzania); and
b. HG Limited (Tanzania) (formerly: DLM Tanzania Limited (Tanzania)).
23.1*	Consent of Auditor.
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
(101)	XBRL
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schedule
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*	Filed herewith.
(1)	Incorporated by reference to Form SB-2 Registration Statement filed on July 22, 2004.
(2)	Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2005.
(3)	Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2006.
(4)	Incorporated by reference to Current Report on Form 8-K filed on August 4, 2005.
(5)	Incorporated by reference to Current Report on Form 8-K filed on November 21, 2005.
(6)	Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended November 30, 2005.
(7)	Incorporated by reference to Current Report on Form 8-K filed on May 4, 2006.
(8)	Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended August 31, 2006.
(9)	Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended August 31, 2007.
(10)	Incorporated by reference to Current Report on Form 8-K filed on August 6, 2008.
(11)	Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2007.
(12)	Incorporated by reference to Current Report on Form 8-K filed on January 27, 2009
(13)	Incorporated by reference to Current Report on Form 8-K filed on July 16, 2009
(14)	Incorporated by reference to Registration Statement Form S-8 filed on December 30, 2008.
(15)	Incorporated by reference to Current Report on Form 8-K filed on November 13, 2009.
(16)	Incorporated by reference to Current Report on Form 8-K filed on June 21, 2010.
(17)	Incorporated by reference to Annual Report on Form 10-K for the year ended May 31, 2010.
(18)	Incorporated by reference to Current Report on Form 8-K filed on September 27, 2010.
(19)	Incorporated by reference to Annual Report on Form 10-K for the year ended May 31, 2011.
(20)	Incorporated by reference to Current Report on Form 8-K filed on August 10, 2011.
(21)	Incorporated by reference to Current Report on Form 8-K filed on February 15, 2012.
(22)	Incorporated by reference to Current Report on Form 8-K filed on March 2, 2012.
(23)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2012.
(24)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANDENI GOLD INC.

By:	“Reyno Scheepers”
Reyno Scheepers
President, Chief Executive Officer (Principal Executive Officer) and
a director
Date: August 18, 2014.

By:	“Melinda Hsu”
Melinda Hsu
Chief Financial Officer (Principal Financial Officer and Principal
Accounting Officer), Secretary and Treasurer
Date: August 18, 2014.

__________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

“Reyno Scheepers”	President, Chief Executive Officer (Principal Executive	August 18, 2014
Reyno Scheepers	Officer) and a director

“Reginald Mengi”	Chairman of the Board of Directors and a director	August 18, 2014
Reginald Mengi

“William Lamarque”	Vice Chairman of the Board of Directors and a director	August 18, 2014
William Lamarque

Douglas Boateng”	Director	August 18, 2014
Douglas Boateng

“Emmanuel Naiko”	Director	August 18, 2014
Emmanuel Naiko

“Gizman Abbas”	Director	August 18, 2014
Gizman Abbas
August 18, 2014
“Melinda Hsu”	Chief Financial Officer (Principal Financial Officer and
Melinda Hsu	Principal Accounting Officer), Secretary and Treasurer

__________