Form 10-Q
period 2014-08-31
HANDENI GOLD INC.
filed 2014-10-10
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

+255 222 773 003
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
Yes [   ]       No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date,
321,416,654 shares of common stock as of October 10, 2014.

HANDENI GOLD INC. (FORMERLY DOUGLAS LAKE MINERALS INC.)

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
August 31, 2014

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of gold, availability of funds, government regulations, permitting, common share prices, operating costs, capital costs, outcomes of ore reserve development, recoveries and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended May 31, 2014, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1.                        Financial Statements

The following unaudited interim consolidated financial statements of Handeni Gold Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

Handeni Gold Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	August 31, 2014	May 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$307,829	$532,694
Amounts receivable (Note 3)	36,430	34,326
Prepaid expenses and deposits (Note 4)	20,153	15,076

Total Current Assets	364,412	582,096
Restricted cash equivalent (Note 5)	26,427	26,522
Restricted marketable securities (Note 6)	60,000	73,600
Mineral properties and licenses (Note 7)	1,650,000	1,650,000
Property and equipment, net (Note 8)	33,240	55,446

TOTAL ASSETS	$2,134,079	$2,387,664

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$86,763	$109,432
Accounts payable and accrued liabilities - related parties (Note 9)	321,156	277,500
Loans from related parties (Note 9 (a))	1,070,683	1,070,683
Total Current Liabilities	1,478,602	1,457,615

Commitments and Contingencies (Notes 1, 7 and 13)
Subsequent Events (Note 16)
Stockholders' Equity
Common stock (Note 10)
Authorized: 500,000,000 shares, $0.001 par value Issued and outstanding: 321,416,654 shares (May 31, 2014 – 321,416,654 shares)	321,417	321,417
Additional paid-in capital (Note 10)	116,414,824	116,414,824
Donated capital	249,482	222,495
Accumulated other comprehensive loss (Note 6)	(100,000)	(86,400)
Deficit accumulated during the exploration stage	(116,230,246)	(115,942,287)
Total Stockholders' Equity	655,477	930,049

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,134,079	$2,387,664

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(Unaudited)

			Accumulated from
	For the Three Months Ended,		January 5, 2004
			(Date of Inception) to
	August 31, 2014	August 31, 2013	August 31, 2014

Revenue	$-	$-	$-

Expenses
Consulting fees	5,850	17,500	24,098,074
Depreciation	22,206	48,996	654,015
Exploration expenses	45,577	41,255	8,323,167
Gain on disposal or write-down of equipment	(20,209)	-	(1,679)
General and administrative	125,760	125,699	3,807,994
Impairment of mineral property	-	-	77,492,074
Interest expenses	26,987	16,138	145,235
Professional	32,503	25,707	2,728,879
Rent	48,215	41,157	573,887
Travel and investor relations	1,134	2,330	2,013,641

Total Expenses	288,023	318,782	119,835,287
Loss From Operations	(288,023)	(318,782)	(119,835,287)
Other Income (Expenses)
Gain on write-down of accrued liabilities	-	-	458,058
Impairment of marketable securities (Note 6)	-	(580,000)	(2,600,000)
Interest income	64	91	1,808
Loss on sale of investment securities	-	-	(57,071)
Recovery (Loss) on write-down of amounts receivable	-	-	(66,771)
Mineral property option payments received	-	-	3,616,017
Recovery of mineral property costs for stock not issuable	-	-	2,253,000
Total Other (Expenses) / Income	64	(579,909)	3,605,041

Net Loss	(287,959)	(898,691)	(116,230,246)
Other Comprehensive Loss
Unrealized Gain (Loss) on Marketable Securities	(13,600)	(3,600)	(100,000)

Comprehensive Loss	$(301,559)	$(902,291)	$(116,330,246)

Net Loss per Share - Basic and Diluted	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	321,416,654	321,416,654

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

			Accumulated from
			January 5, 2004
	For the Three Months Ended,		(Date of Inception)
	August 31, 2014	August 31, 2013	to August 31, 2014
CASH PROVIDED BY (USED IN):
Operating Activities:
Net loss	$(287,959)	$(898,691)	$(116,230,246)
Adjustments for non-cash items in net loss:
Depreciation	22,206	48,996	654,015
Donated capital, services, interest and rent	26,987	16,138	149,482
Impairment of marketable securities	-	580,000	2,600,000
Impairment of mineral property acquisition costs	-	-	77,492,074
Loss on sale of investment securities	-	-	57,071
Mineral property option payments	-	-	(156,017)
Stock-based compensation	-	-	20,275,633
Loss on unrealized foreign exchange	95	-	1,378
Gain on write-down of accrued liabilities	-	-	(458,058)
Loss on write-down of amounts receivable	-	-	66,771
Gain on disposal or write-down of equipment	(20,209)	(2,820)	(1,679)
Recovery of mineral property costs for stock not issuable	-	-	(2,253,000)
Shares received from mineral property option payment	-	-	(2,760,000)
Changes in non-cash operating working capital:
Amounts receivable	(2,104)	37,076	(103,201)
Prepaid expenses and deposits	(5,077)	(383)	(20,153)
Accounts payable and accrued liabilities	(22,669)	(19,812)	(124,137)
Due to related parties	43,656	24,319	1,145,099
Cash Used in Operating Activities	(245,074)	(215,177)	(19,664,968)
Investing Activities:
Mineral property acquisition costs	-	-	(697,677)
Proceeds from mineral property options	-	-	600,000
Proceeds from disposal of equipment	20,209	5,984	48,800
Purchase of restricted cash equivalent	-	-	(27,805)
Purchase of property and equipment	-	(150)	(734,376)
Cash Provided by (Used) in Investing Activities	20,209	5,834	(811,058)
Financing Activities:
Loan from a related party	-	150,000	1,070,683
Proceeds from issuance of common stock	-	-	21,034,363
Share issuance costs	-	-	(1,321,191)
Cash Provided by Financing Activities	-	150,000	20,783,855

(Decrease) / Increase in cash	(224,865)	(59,343)	307,829
Cash, at beginning of the period	532,694	206,402	-

Cash, at end of the period	$307,829	$147,059	$307,829

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of August 31, 2014
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at August 31, 2014, the Company has not generated any revenues and has accumulated losses of $116,230,246 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company plans to raise equity and/or debt financing to fund its operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10- Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended May 31, 2014, included in the Company’s Annual Report on Form 10-K filed on August 19, 2014 with the SEC.

The interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at August 31, 2014, and the results of its operations and cash flows for the interim period ended August 31, 2014. The results of operations for the three months ended August 31, 2014 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of August 31, 2014
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

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at August 31, 2014, the Company’s only component of other comprehensive loss and accumulated other comprehensive loss is an unrealized fair value loss on marketable securities.

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of August 31, 2014
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

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440 Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of August 31, 2014 and May 31, 2014.

	l)	Financial Instruments

ASC 825, Financial Instruments requires an entity to maximize the use of observable inputs and the fair value of financial instruments, which include cash, restricted cash equivalent, restricted marketable securities, and accounts payable were estimated to approximate their carrying values due to the immediate or short-term maturities of these financial instruments.

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of August 31, 2014
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

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations and comprehensive loss over the requisite service period.

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

	q)	Reclassification

Certain reclassifications have been made to the prior periods’ consolidated financial statements to conform to the current period’s presentation.

3.	Amounts Receivable

The components of amounts receivable are as follows:

	August 31,	May 31,
	2014	2014
	$	$

Recoverable value added tax	33,805	23,202
Recoverable harmonized sales tax	2,589	9,765
Interest receivable	36	1,359

	36,430	34,326

4.	Prepaid Expenses and Deposits

The components of prepaid expenses and deposits are as follows:

	August 31,	May 31,
	2014	2014
	$	$

General and administrative	12,410	2,343
Rent	7,743	12,733

	20,153	15,076

5.	Restricted Cash Equivalent

As of August 31, 2014, the Company has pledged a GIC of $26,427 (May 31, 2014: $26,522) as security held on corporate credit cards. The $95 difference compared to May 31, 2014 was loss on unrealized Canadian dollar foreign exchange.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of August 31, 2014
(Expressed in U.S. dollars)
(Unaudited)

6.	Restricted Marketable Securities

			August 31, 2014			May 31, 2014
		Fair Value	Other-than-		Fair Value	Other-than-
		Based On	temporary	Accumulated	Based On	temporary	Accumulated
		Quoted	Impairment	Unrealized	Quoted	Impairment	Unrealized
	Cost	Market Price	Loss	Loss	Market Price	Loss	Loss
	$	$	$	$	$	$	$
Ruby Creek Resources Inc., 4,000,000 shares	2,760,000	60,000	(2,600,000)	(100,000)	73,600	(2,600,000)	(86,400)

The four million restricted shares of common stock of Ruby Creek Resources Inc. (“RCR”) were issued to the Company on December 16, 2010 as partial consideration to purchase the mineral property interests under the agreements between RCR and the Company. The initial fair market value of these shares was $2,760,000 based on RCR’s quoted stock price on the issuance date. Refer to Note 7b) for details on the agreements with RCR. As of August 31, 2014, the fair market value of these shares was $60,000 (May 31, 2014: $73,600) based on RCR’s quoted stock price and recorded as non-current assets. As of August 31 and May 31, 2014, the Company recognized a total of $2,600,000 other than temporary impairment of these RCR restricted shares.

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

Under Tanzanian law, 50% of the area of PLs need to be relinquished following a period of three years after allocation of the PLs to the Company (1998 Mining Act applicable to the Company’s PLs). On August 16, 2013, the Company applied for renewal of two of the licenses that expired in September 2013 and two of the licenses that expired in October 2013. The Company has received four renewal PLs of the renewal areas under PL6742/2010, PL6744/2010, PL6743/2010 and PL6779/2010 effective on October 5, 2013, September 13, 2013, October 13, 2013 and September 13, 2013, respectively. These four PLs are valid until October 4, 2016, September 12, 2016, October 12, 2016 and September 12, 2016, respectively. The total area occupied by the renewal licenses is approximately 359.80 km2 or 45% of the original area.

The Company is in the process of acquiring some portions of the relinquished areas deemed to be of interest to its continued exploration program. Offer HQ-P28045 has been granted as PL10000/2014 (33.62 km2) and offer HQ-P28108 has been granted as PL9853/2014 (12.32 km2). PL10000/2014 was granted on July 22, 2014 and PL9853/2014 was granted on July 2, 2014 and the licenses are valid till July 21, 2018 and July 1, 2018, respectively. The acquisitions of the two additional PLs bring the total of land held by Handeni Gold in the Handeni district to 405.74 km2.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of August 31, 2014
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

	b)	Mkuvia Alluvial Gold Project, Tanzania, Africa

The Mkuvia Alluvial Gold Project was comprised of four PLs covering a total area of 380 square kilometers located in the Nachingwea District, Lindi Region of the Republic of Tanzania. The Company is aware that the four PLs expired during May and June of 2012. The Company is currently evaluating whether any viable interest remains in these PLs, but no final determination has been made as of yet. As at August 31, 2014 and 2013, the Company has no capitalized costs related to the Mkuvia Alluvial Gold Project.

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of August 31, 2014
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

RCR filed a lawsuit against the Company in the Supreme Court, State of New York, on February 8, 2012, alleging the Company’s involvement in a fraudulent transfer and breach of agreements. On May 21, 2012, in answering RCR’s claim in New York, the Company counter claimed against RCR. The Company is of the view that such allegations are without merit and intends to continue to vigorously contest the action in New York. (More details see Note 13, below).

8.	Property and Equipment

	August 31, 2014			May 31, 2014
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
	$	$	$	$
Automobile vehicles	290,014	289,168	846	4,583
Camp and equipment	197,011	169,843	27,168	42,242
Office furniture and equipment	100,611	96,729	3,882	6,635
Software	8,080	6,736	1,344	1,986

	595,716	562,476	33,240	55,446

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of August 31, 2014
(Expressed in U.S. dollars)
(Unaudited)

9.	Related Party Transactions

a)

On December 7, 2012, as amended on September 4, 2013 and June 18, 2014, the Company entered into a facility agreement with IPP Ltd., a private company controlled by the chairman of the Company. The funding is in the form of an interest free unsecured loan to the Company of up to $720,000 due June 30, 2015. As of August 31, 2014 and May 31, 2014, IPP Ltd. has advanced $695,683 to the Company pursuant to this facility agreement.

On October 9, 2013, as amended on June 18, 2014, the Company entered into a facility agreement with Consultancy & Finance Company Associates Ltd. (“C&F”), a private company controlled by the chairman of the Company. The facility is an interest free unsecured loan to the Company of up to $405,000 due June 30, 2015. As of August 31, 2014 and May 31, 2014, C&F has advanced $375,000 to the Company pursuant to this facility agreement.

For the three months ended August 31, 2014, $26,987 (August 31, 2013: $16,138) of deemed interest was calculated at an annual interest rate of 10% which approximates the fair market value, and was recorded as interest expense and donated capital.

b)

During the three months ended August 31, 2014 and 2013, the Company incurred administration and professional services fees of $36,000 to a director, the current President and Chief Executive Officer (the “CEO”) and there was a total of $198,000 remaining payable as at August 31, 2014 (May 31, 2014: $162,000). In addition, during the three months ended August 31, 2014 and 2013, the Company incurred geological service fees of $9,000 to a private company controlled by a person who is related to the CEO and there was a total of $Nil fees remaining payable as at August 31, 2014 (May 31, 2014: $3,000).

During the three months ended August 31, 2014, the Company also paid $36,000 (August 31, 2013: $25,200) representing 60% of annual rental expenses associated with renting the CEO’s family house in Tanzania, pursuant to the Executive Services Agreement.

c)

During the three months ended August 31, 2014, the Company incurred administration and professional services fees of $33,449 (August 31, 2013: $35,025) to the Company’s current Chief Financial Officer (the “CFO”).

d)

During the three months ended August 31, 2014 and 2013, the Company incurred $3,750 of non-executive director’s fees. There was a total of $17,500 fees remaining payable as at August 31, 2014 (May 31, 2014: $23,750).

e)

During the three months ended August 31, 2014 and 2013, the Company incurred independent directors’ fees of $16,250. As at August 31, 2014, the Company had $95,000 (May 31, 2014: $88,750) of unpaid independent directors’ fees in related party accounts payable and accrued liabilities.

10.	Common Stock and Additional Paid-in Capital

The authorized common stock of the Company consists of 500,000,000 shares, with $0.001 par value. During the three months ended August 31, 2014 and the year ended May 31, 2014, the Company had no changes in its common stock and additional paid-in capital.

11.	Stock Options

The Company adopted an Stock Option Plan, dated November 29, 2010 (the “November 2010 Stock Incentive Plan”), under which the Company is authorized to grant stock options to acquire up to a total of 40,000,000 shares of common shares. During the three months ended August 31, 2014 and 2013, there were no stock options granted. At August 31, 2014 and May 31, 2014, the Company had 10,700,000 shares of common stock available to be issued under the November 2010 Stock Incentive Plan.

There were no stock options exercised during the three months ended August 31, 2014 and during the year ended May 31, 2014, and there were no intrinsic values of outstanding options at August 31, 2014 and May 31, 2014. As at August 31, 2014 and May 31, 2014, all non-vested stock options were vested and there was $Nil of unrecognized compensation costs related to non-vested stock option agreements. The following table summarizes the continuity of the Company’s stock options:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
	#	$	(years)	$
Outstanding, May 31, 2013	28,300,000	0.23	7.56	-
Outstanding, May 31, 2014	28,300,000	0.23	6.56	-
Outstanding, August 31, 2014	28,300,000	0.23	6.31	-
Exercisable, August 31, 2014	28,300,000	0.23	6.31	-

The stock options outstanding are exercisable for cash or on a cashless exercise basis using a prorated formula whereby the number of shares issuable is equal to (a) the average closing price for the five days prior to exercise date (“ACP”) in excess of the exercise price, divided by (b) the exercise price multiplied by (c) the number of options exercised. During the three months ended August 31, 2014 and the year ended May 31, 2014, no cashless stock options were exercised.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of August 31, 2014
(Expressed in U.S. dollars)
(Unaudited)

12.	Common Stock Purchase Warrants

During the three months ended August 31, 2014 and the year ended May 31, 2014, there were no stock purchase warrants granted. During the year ended May 31, 2014, 13,554,155 stock purchase warrants expired. The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted	Weighted Average
		Average	Remaining Contractual
	Number of Warrants	Exercise Price	Life
	#	$	(years)

Balance, May 31, 2013	13,554,155	0.52	0.33
Expired	(13,554,155)	-	-
Balance, August 31 and May 31, 2014	-	-	-

13.	Commitments and Contingencies

On February 8, 2012, RCR filed a lawsuit against the Company in the Supreme Court, State of New York, in which RCR alleges that the Company participated in a fraudulent transfer of certain mineral property interests in Tanzania that RCR had the right to purchase pursuant to a series of agreements with the Company (see Note 7(b)).

On February 23, 2012, the Company filed a lawsuit against RCR in the Supreme Court of British Columbia (the “British Columbia Action”), seeking relief for RCR’s breach of its payment obligations under these agreements and seeking an order that RCR remove the U.S. restrictive legend from RCR shares issued to the Company (see Note 6) under the agreements. As at August 31, 2014, RCR is in default with respect to $1.45 million in scheduled payments due to the Company under the agreements.

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

Pursuant to ASC 820, the fair value of cash, restricted cash equivalent and restricted marketable securities are determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Management believes that the recorded values of all of the Company’s other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of August 31, 2014
(Expressed in U.S. dollars)
(Unaudited)

14.	Fair Value Measurements (continued)

As at August 31, 2014, there were no liabilities measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet. Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of August 31, 2014, as follows:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	August 31,
	(Level 1)	(Level 2)	(Level 3)	2014
Assets:
Cash	$307,829	$–	$–	$307,829
Restricted cash equivalent	26,427	–	–	26,427
Restricted marketable securities	60,000	–	–	60,000

Total assets measured at fair value	$394,256	$–	$–	$394,256

As at May 31, 2014, there were no liabilities measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet. Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of May 31, 2013, as follows:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	May 31,
	(Level 1)	(Level 2)	(Level 3)	2014
Assets:
Cash	$532,694	$–	$–	$532,694
Restricted cash equivalent	26,522	–	–	26,522
Restricted marketable securities	73,600	–	–	73,600

Total assets measured at fair value	$632,816	$–	$–	$632,816

15.	Segment Disclosures

The Company operates in one reportable segment, being the acquisition and exploration of mineral properties. Segmented information has been compiled based on the geographic regions that the Company and its subsidiary registered and performed exploration and administration activities. Assets by geographical segment are as follows:

	Canada	Tanzania, Africa	Total
Current assets	$95,618	$268,794	$364,412
Restricted cash equivalent	26,427	-	26,427
Restricted marketable securities	60,000	-	60,000
Mineral properties and licenses	-	1,650,000	1,650,000
Property and equipment, net	2,670	30,570	33,240
Total assets, at August 31, 2014	$184,715	$1,949,364	$2,134,079

	Canada	Tanzania, Africa	Total
Current assets	$147,957	$434,139	$582,096
Restricted cash equivalent	26,522	-	26,522
Restricted marketable securities	73,600	-	73,600
Mineral properties and licenses	-	1,650,000	1,650,000
Property and equipment, net	4,061	51,385	55,446
Total assets, at May 31, 2014	$252,140	$2,135,524	$2,387,664

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of August 31, 2014
(Expressed in U.S. dollars)
(Unaudited)

16.	Subsequent Events

The Company allowed the lease on its Vancouver office to expire on September 30, 2014, but has retained the same business address at such location (Suite 500, 666 Burrard Street, Vancouver, British Columbia, Canada, V6C 3P6) for the purposes of receiving correspondence. The Company's principal executive office remains at P.O. Box 33507, Plot 82A, ITV Road, Mikocheni Light Industrial Area, Dar es Salaam, the United Republic of Tanzania, telephone: +255 222 773 003 and fax: +255 222 772 944.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended August 31, 2014 and 2013 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended August 31, 2014 and 2013 included herewith and our audited consolidated financial statements as at May 31, 2014, May 31, 2013 and for the period from inception (January 5, 2004) to May 31, 2014 included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2014 as filed with the SEC. All financial information in this Management’s Discussion and Analysis (“MD&A” or the “discussion”) is expressed and prepared in conformity with U.S. generally accepted accounting principles. All dollar references are to the U.S. dollar, the Company’s reporting currency, unless otherwise noted. Some numbers in this MD&A have been rounded to the nearest thousand for discussion purposes.

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

Our Mineral Claims

Handeni District Gold Project

Location and Access

The Handeni Gold properties lie within the historic Handeni artisanal gold mining district, located in Tanga Province, roughly 175 km northwest of Tanzania’s largest city, Dar Es Salaam, and 100 km southwest of the more northerly coastal city of Tanga (Fig. 1). The road from Dar Es Salaam to Tanga is paved; the secondary road that heads northwest from this road to the town of Handeni, a distance of 65 km, has recently been paved. The Handeni property is located roughly 35 km south of the town of Handeni along a secondary gravel road. From this point, a number of dirt roads head south across various portions of the Handeni property and beyond. Driving time from Dar Es Salaam to the Handeni Gold properties is approximately five hours, depending on traffic and the weather.

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

Fig. 1: Location Map: Handeni Property in Tanzania.

Prospecting Licenses (PLs)

Currently, our primary focus is on the undivided 100% legal, beneficial and registerable interest in and to six PLs, located in the Handeni District of Tanzania.

Under Tanzanian law, 50% of the original area of the four PLs of approximately 800 km2 obtained by HNDI according to the September 21, 2010 agreement were relinquished following a period of three years after allocation of the PLs to the Company (1998 Mining Act applicable to the Company’s PLs during their first period of allocation). The Company has received four renewal PLs of the renewal areas under PL6742/2010, PL6744/2010, PL6743/2010 and PL6779/2010 effective on October 5, 2013, September 13, 2013, October 13, 2013 and September 13, 2013, respectively. These four PLs are valid until October 4, 2016, September 12, 2016, October 12, 2016 and September 12, 2016, respectively. The total area occupied by the renewal licenses is approximately 359.80 km2 or 45% of the original area of 800 km2. The Company submitted applications for additional licenses on portions of the relinquished areas. To date two of the applications have been successfully granted on July 2, 2014 as PL9853/2014 (12.32 km2) and July 22, 2014 as PL10000/2014 (33.62 km2) bringing the total area held by the Company in the Handeni district to 405.74 km2 (Fig. 2) (Table 1).

Significant portions of the relinquished ground were re-applied for and are currently on offer to the Company. We are in the process of finalizing applications on portions of these offers deemed to be significant to the Company’s future exploration program.

Fig. 2. Outline of Handeni Gold PLs in the Handeni district.

Table 1: List of Prospecting Licenses, Handeni Property (prior to the 2013 renewal of the licenses)

PL No.	Area (Sq Km)	Issue Date	Original Recipient	Transfer Date (To IPP Gold)	Transfer Date (To Handeni Gold)	Expiry Date	Renewal Date
6742/2010	197.98	05/10/10	Diamonds Africa Ltd.	18/11/10	12/12/10	04/10/13	05/10/13
6743/2010	195.48	13/10/10	Gold Africa Ltd.	18/11/10	12/12/10	12/10/13	13/10/13
6744/2010	198.70	13/09/10	M-Mining Ltd.	18/11/10	12/12/10	12/09/13	13/09/13
6779/2010	197.74	13/09/10	Tanzania Gem Center Ltd.	18/11/10	12/12/10	12/09/13	13/09/13

Following the 2013 renewal of the properties, the Company now holds interests in PLs with details as described in Table 2 and figure below (Fig. 4).

Table 2: Handeni Gold Prospecting Licenses September 26, 2014.

PL Number	Granted Date	Expiry Date	Area Size (km2)
6742/2010 6743/2010 6744/2010 6779/2010 9853/2014 10000/2014	5/10/2013 13/10/2013 13/9/2013 13/9/2013 2/7/2014 22/7/2014	4/10/2016 12/10/2016 12/9/2016 12/9/2016 1/7/2018 21/7/2018	70.32 95.08 97.56 96.84 12.32 33.62

Primary Mining Licenses (PMLs)

On November 30, 2011, the Company acquired from Handeni Resources a 100% interest in primary mining licenses covering an area of approximately 2.67 square kilometers to the east of Magambazi Hill (Figs. 2 and 3). To comply with the laws and regulations of the Republic of Tanzania whereby foreign companies may not own PMLs, on July 19, 2012, the Company:

(1)

entered into an Addendum agreement to the 2011 Acquisition Agreement whereby Handeni Resources will administer the 32 PMLs until such time as a mining license (“ML”) on the 32 PMLs (2.67 km2) have been allocated; and

(2)	during this period Handeni Resources will be conducting exploration and mining activities on the PMLs as directed by the Company.

An enlargement of the “excluded area” as delineated on Fig. 1 is presented below (Fig. 3). Ownership of a single, isolated claim block, depicted in fuchsia, remains uncertain; and which is something that IPP Gold and the Company are attempting to ascertain. Ownership of the smaller, rectangular block that overlies the CRI-Company boundary also remains unknown; and which again is another matter that IPP Gold and the Company are currently pursuing. The remaining block of 32 PMLs, shown as a grid of blue lines below, belongs to the Company as described above.

Fig. 3: Exclusion areas within PL6743/2010.

West of the western border of PL 6743/2010 are several more PMLs that do not belong to the Company. The area colored in green (Fig. 3) is a unitized block of four PMLs that were acquired by Canaco Resources Inc. (“CRI”) (now East Africa Metals Inc.) from their owners.

Handeni District Project

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

Subsequent to the publishing of the April 25, 2011 NI 43-101 report by Mr. Howard, the Company produced numerous in-house technical reports and is in the process of compiling an updated NI 43-101 report that will include the updated model for mineralization on our Handeni property.

Property Description

General.

Mining in Tanzania in the modern era dates back over one hundred years, first under German colonial rule and then under British control under whose authority mining and other activities continued and expanded. Mining focused on gold, diamonds and a variety of colored gemstones, notably including the discovery and development of the world’s largest diamondiferous kimberlite pipe. Shortly after achieving independence from the British in 1961, Tanzania nationalized most private sector industries, in turn resulting in the exodus of foreign investment and private capital and the consequent decline in economic activity in all sectors, including mining. Finally, beginning in the 1990s, in line with many other developing countries around the world, the Tanzanian government instituted several reforms to move towards a free market economy, privatize the mining industry and encourage both domestic and foreign investment in all economic sectors. In the case of the mining industry, this was supplemented, in 1998, through the passage of a new, more industry-friendly mining code. This code has been streamlined under the Mining Act of 1998 (revised 2010) (the “Mining Act”) currently controlling exploration, mining and related activities in the country.

Tanzania is Africa’s third leading gold producer, after Ghana and South Africa, with several major and junior companies producing and exploring for gold, mostly in northwestern Tanzania, south of Lake Victoria, in an area informally known as the Lake Victoria gold belt.

The Handeni Property

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

Geological Setting

Regional Geology

Regional geological mapping programs led to the recognition of several major litho-structural provinces from Archean to recent age in Tanzania. The Archean craton covers most of the western two thirds of the country, roughly bounded to the east by the East African Rift. Archean rocks host all of the country’s kimberlite pipes and contained lode diamond deposits, and most of its lode gold deposits. The Archean basement terrain is bounded to the east and west by a series of Proterozoic mobile belts; this area, particularly that to the east, hosts most of the country’s wide variety of colored gemstone deposits. Some recent research suggests that portions of this assumed Proterozoic terrane may actually consist of Archean crust that has undergone a later phase of higher grade metamorphism.

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

The Handeni district forms part of the Tanzanian Mozambique belt. The belt was subjected to four tectonothermal events at 830-800Ma, ~760Ma, 630-580Ma and 560-520Ma. All except the last attained upper amphibolites / granulite grade.

These rocks were initially deformed and metamorphosed during westward (cratonward) compression, folding and thrusting causing a near-horizontal fabric parallel to the sedimentary layering and the formation of paragneiss. This package was subsequently imbricated with allochtonous volcano sedimentary and ophiolitic packages from the east. Subsequent phases record further progressive shortening in the same direction ending in NNW (mainly sinistral) ductile shearing. The Handeni districts is located in an area where tectonic overprinting resulted in a number of refolding events with both NW- and NE-trending fold directions.

Property Geology

The Handeni area is situated in the Palaeoproterozoic Usugaran/Ubendian Metamorphic Terrane of Tanzania, along the northern extension of the north-trending Proterozoic Mozambique Mobile Belt. It is furthermore interpreted to comprise a metamorphosed/overprinted eastern extension/remnant of the Lake Victoria cratonic greenstone belt.

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

Recent exploration increased the Company’s number of targets with known gold occurrences to six. Our drilling program conducted in 2012 supported the mineralization model.

Exploration Activities

Whereas gold was known in the Handeni area prior to the arrival in 2005 of the Company’s predecessor, IPP Gold, there is no history of any formal exploration in the area aside from limited work at Magambazi Hill itself.

The foundation for modern exploration activities on the Company’s properties were laid by the exploration work conducted by IPP. Their initial work consisted of soil sampling and a ground magnetic survey over an area of 200 square kilometers covering the area now located within PL6743/2010 immediately east of Magambazi Hill. Over the five years that ensued, this was followed by a series of exploration campaigns involving a variety of exploration methods, in turn followed by interpretation and further work in an iterative fashion. Notable programs during this period included an airborne Magnetic and Radiometric Survey, a ground magnetic survey, geological mapping and structural interpretation as well as several large soil sampling and geochemical surveys.

Handeni Gold’s intensive early exploration program following the September 2010 agreement achieved the following:

•	It outlined a number of locations where intensive placer and artisanal gold mining took place within the Handeni property, notably the Kwandege and Mjembe areas.

•	Processed airborne magnetic and radiometric data have delineated linear features that have been interpreted to represent a variety of structures such as shears, thrust faults and cross faults.

•	Limited soil geochemical surveying, carried out across some of these interpreted northwest-southeast trending structural features, has revealed several locations hosting anomalous gold in soils.

•

Gold appeared to be further concentrated at the intersection between the northwest-southeast trending structural features and northeast-southwest trending structural features, interpreted to represent later cross faults.

•	These associations suggest a relationship between structures and gold, which provided a basis upon which to select additional areas within the Handeni property for more detailed gold exploration.

The 2011 – 2012 exploration period used the foregoing as a basis and the following was conducted:

•

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

•

The interpreted data clearly delineated subsurface geological features of importance to gold and base metal mineralization in this high grade metamorphic terrain. The data proved to be invaluable in the definition of structurally important sites and target definition.

•

An intensive ground based geophysical program on the Magambazi East as well as the Kwandege target zones was completed. This data (combined with geochemical results) were used to create drill targets on the two selected areas, the results of which are reported below.

•

A multi-element soil geochemical program was completed on the Kwandege target delineating the extent of the mineralization zone and assisting the interpretation of the geophysical data to locate drill positions.

•	A large soil sampling program of two targets in PL6743/2010 was initiated.

•

Twenty-eight (28) diamond core holes (5,347 meters) were drilled on the Magambazi East and related targets (Fig. 4) and delineated a gold enriched mineralization zone extending for a distance of approximately 500 meters to the south east of the Magambazi Hill mineralization as defined by CRI. The best intersection achieved on the main zone was 4.2 g/t over 5 meters. In addition a mineralization zone to the north of the main zone (the North eastern Zone) shows gold potential. The strike distance of this zone on the Handeni Gold property is approximately 330 meters. The most promising intersection on this zone was 3.75 g/t over 1 meter. A mineralization zone with a strike distance of approximately 450 m to the south of the main zone (the South western Zone) was also intersected. Four mineralized intersections were obtained in this zone of which 1.31 g/t over 1 meter was the best intersection obtained.

Fig. 4: Drill hole positions for the 28 drilled Magambazi core drill holes.

Evaluation of the economic potential of the three mineralization zones will only be possible with closely spaced directional drilling to follow out the mineralization. We evaluated the Magambazi East project based on an interpretation of the available drill core and detailed mapping. Based on this information and our model of the mineralization at Magambazi East we are now convinced that the gold potential of this target may be proven with drilling of 5 directional drill holes.

•

37 drill holes (4,989 meters in total) have been drilled on the Kwandege mineralized zone (Fig. 5), completing the first phase drilling program on this project. Twenty six of the 32 drill holes on the main Kwandege target yielded gold assay values of more than 0.5 g/t over a one-meter interval or thicker intersection, whereas four of the remaining holes had anomalous gold values of up to 0.49 g/t. Three holes were drilled on a chargeability and radiometric target south of the main Kwandege target and one on a potential south eastern extension of the main Kwandege target (Figure below).

Fig. 5: Kwandege drill hole positions
Blue dots represent positions of current artisanal workings and the area outlined in purple is an approximately 1km2 sulphide and radioelement enriched zone. Hole KW2_10 was drilled on a potential south eastward extension of the main Kwandege mineralized zone.

Of the three drill holes drilled on the chargeability zone (outlined in purple on figure above (KW3_01, KW3_02 and KW3_03) (Fig. 5), all three intersected the zone associated with gold mineralization in the Handeni area but only KW3_01 yielded anomalous gold values of 0.24 g/t over 1 m intersections. Thus, despite large percentages of pyrite, as well as some arsenopyrite being present in most of the core intersected on the chargeability anomaly as outlined, general gold values over this anomaly are unexpectedly low. The potential for gold on the perimeter of the chargeability zone however remains high and further drilling is required.

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

•

A confined alluvial mining evaluation program was initiated to investigate the potential to economically mine alluvial gold on the prospecting licenses. The results of this program are discussed below.

•

The results of the soil sampling program on Target 5 received to date are highly encouraging with gold in soil values of up to 200 ppb encountered. Au (gold) assay results received for 2331 samples are plotted on Fig. 6. The geochemical target coincides with a magnetic and electro-magnetic geophysical anomaly on surface over an area of approximately 1.8 km (N-S) by 900 m (E-W). The anomalous gold zone apparently dips E - SE as part of a large fold structure. High Au values coincide with topographic highs. The evaluation of this target will be continued by pitting, trenching and ground IP.

Fig. 6: Au assay results contoured on the geophysical anomaly of Target 5.
Contours are (white (10 ppb), Orange (30 ppb), Brown (65 ppb), Yellow (115 ppb), Red (160 ppb)). Soil samples south of line A-B not taken. Lines C, D and E are the shallow, intermediate and deep level axis of an apparently
E-SE dipping geophysical anomaly.

During the 2013 – 2014 period up to date we achieved the following:

•	collected a total of 5,050 soil samples (including blanks and standards) from targets in PL6743 that are currently being analyzed by XRF and prepared for submission to assay laboratories.

•

A soil sampling program on Target 6 (in collaboration with the Tanzania Geological Survey) was recently completed. A total of 2,756 soil samples collected on an area of approximately 16 km2 are currently being prepared for Au assays as well as being analysed by XRF for a range of major and trace elements. Ground magnetic and radiometric surveys on the same area are planned.

•

An area to the east of Magambazi hill was selected as a first target and pilot study area to test the gold distribution in various secondary geological regimes in the Handeni terrain. Bulk samples of approximately 3 500 kg each were treated (total mass of excavated samples just over 1 000 tons) by wet gravity separation. Oversize material was crushed in a ball mill prior to treatment. Gold was recovered from the final concentrate by panning. The method is prone to favour the evaluation of the presence of coarser grained gold and is at best an underestimation of the total gold content. Alluvial, fluvial and colluvial regimes were selected. Forty three pits to a maximum depth of 8.2 m, yielding a total of 145 samples, were investigated in the alluvial regime. Samples were taken every 1 m with an average mass of 3794 kg. The highest panned grade obtained for alluvial samples were 0.14 g/t. Fifteen pits on colluvial material dug to a maximum depth of 9 m yielded 87 samples with an average mass of 3,696 kg. The highest panned grade obtained for colluvial material was also 0.14 g/t. In the fluvial regime a total of 5 trenches to a depth of 9.2 m (31 samples) and 6 pits (28 samples) to a depth of 6.3 m provided samples with an average mass of 3,366 kg and 3,674 kg respectively. The highest panned grade obtained was 0.7 g/t from a stratigraphic horizon at a depth of 4.3 m to 5.3 m.

The following conclusions were drawn from the alluvial program:

a)	The fluvial environment has the largest potential for the extraction of coarse grained gold.
b)

A large proportion of gold is contained as fine grained gold. This conclusion is based on the fact that geochemically analyzed samples of the same locations as the bulk sampled areas yielded significantly higher gold values.

c)	Some specific horizons in the fluvial horizon yield higher values than others.
d)

Allowing for a mere 50% efficiency of the applied processes, the overburden, the grade as well as consistency of gold on this target indicated that it is not economically mineable as an alluvial mining program.

Preparations are now underway to investigate the alluvial potential of the area surrounding the Kwandege project anomaly as well as several other alluvial targets identified using airborne techniques. The Company will increase its ability to extract fine grained gold prior to commencing the next target evaluation phase by acquiring the appropriate equipment.

•	completed the geophysical evaluation of our four PLs.

•	completed a detailed structural investigation into structural controls on gold mineralization on our 4 prospecting licenses.

•

completed a structural model on the 800km2 license area and used this to modify the model and style of mineralization envisaged for the Handeni district. The Company is currently applying this model to better understand our current targets and to assist the generation of drill positions for each target. Ground geophysics will be utilized to support the structural model.

•

completed a ground geophysics investigation on the Mjembe target to the southeast of Magambazi. The Company completed a soil sampling program and the desk top XRF analyses of 5,028 samples and standards on the Mjembe project. Combined with the geophysics and the structural geology the geochemical signature of this mineralized area is highly encouraging.

•

Completed our evaluation process of the application of XRF to identify soil samples with a high likelihood to contain anomalous gold values. This process was completed with the submission of 232 of 5028 soil samples for gold assay of which 57% returned anomalous gold.

•	Following the success of the program described in above the Company is nearing completion of the evaluation of XRF applications to its Magambazi and Kwandege drillcore. The aim of the program is to:

i)	Identify more potential gold bearing intersections in the core than that was previously analyzed.

ii)	Combine the results of the soil sample XRF results with the drillcore results to further refine our XRF applications to our exploration program.

•

Completed the XRF analyses of 5,672 soil samples, standards and blanks of target A. These samples are being treated statistically and those with a high likelihood of anomalous gold will be submitted for assays.

•	Completed a detailed structural interpretation of the Kwandege target with the aim of completion the final recommendations for the further drilling of this target.

•

Submitted 84 samples for gold assay as a pilot investigation on one of the targets on PL6743/2010. In combination with the large amount of XRF results conducted on this target the soil sampling method will be adapted to yield the best possible results in the Handeni district.

•

Completed mapping and lithogeochemical sampling on Target 5 and submitted samples for gold assays. This remains a target with high potential based on the results of the lithogeochemical gold assays and soil sample results combined with the geophysics.

•

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

•	Initiated mapping programs on Target 8.

•

An extensive soil sampling program and ground magnetic survey on the Mjembe target (Fig. 7) has been completed. Mjembe is located on PL6744/2010 and is a known artisanal mining site. The selected survey and sample area consisted of an approximately 23 km2 block. A total of 5,068 soil samples have been analysed for a suite of major and trace elements by desk top Energy dispersive XRF. The aim of the exercise was to delineate narrower target areas, to define a usable element suite indicative of gold mineralization that would reduce the number of samples submitted for Au assays, to evaluate the correlation (if any) between various geophysical parameters and geochemistry and to define targets within the 23km2 block that may develop into drill targets. The results are highly encouraging.

An EM (electromagnetic) anomaly of approximately 5.5 km (NNE strike distance) is particularly well defined and corroborated by enriched Fe and a depletion in Sr as determined in soil samples. Anomalously enriched As, Cu, Co and Zn values also coincide with the geophysical anomaly (Fig. 2). The artisanal gold activity is on the north western fringe of the electromagnetic and geochemical anomaly. Ground magnetic data outlines a superimposed NW-SE structural trend seemingly coinciding with the geochemical anomalies and artisanal mining sites. Preliminary interpretation suggests that the Mjembe anomalous area represents a target within a plunging sheeth fold on a scale of 10 km by 3.5 km. The geophysics indicates the continuation of this structure in depth to the east of the surface geochemical anomaly. Exploration on each of the anomalies within this structure will now focus on more detailed ground geophysics and mapping to be able to prepare drill targets within the larger Mjembe target area.

Fig. 7: Geochemical data superimposed on geophysical data for the Mjembe anomaly.
Background purple represents an intensive EM anomaly potentially caused by graphite/and or massive sulphides. The Mjembe artisanal workings are indicated as a blue dot (primary rock mining), As anomalies as yellow dots, Cu as white dots and Co as orange open circles (left hand diagram). River systems are blue lines and elevation contours (above mean sea level) are in black. The close association between Cu anomalies in soil and the EM data is illustrated in the right hand diagram.

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

Four of our mineral interests in Tanzania are currently held under PLs granted pursuant to the Mining Act for an initial period of three years and are renewable in two successive periods of two years only. Two of our PL’s are being held under the 2010 Mining Act and are valid for a period of 4 years. The annual rental fees following the first renewal is US$150 per square kilometer per year and following the second renewal the rental fee will be US$200 per square kilometer per year.

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

We must hold a mining license to carry out mining activities, which are granted only to the holder of a PL covering a particular area. A mining license is granted for a period of 25 years or the life of the mine. It is renewable after 10 years for a period not exceeding 15 years. Other than the PMLs being held under Handeni Resources, we do not hold any mining licenses, only PL’s. An application for the 32 PMLs being held under agreement by Handeni Resources to be changed into a mining license (ML) is underway. Prospecting and mining license holders must submit regular reports in accordance with mining regulations. Upon commercial production, the government of Tanzania imposes a royalty on the gross value of all production at the rate of 3% of all gold produced. The applicable regulatory body in Tanzania is the Ministry of Energy and Minerals.

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

Employees

Other than our directors and executive officers, we had approximately five full-time equivalent employees and consultants as of August 31, 2014 all located in Tanzania. We also retain independent geologists and consultants on a contract basis to conduct the work programs on our mineral properties in order to carry out our plan of operations.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

The Company has two subsidiaries, both of which are Tanzanian companies: (i) HG Limited (formerly DLM Tanzania Limited); and (ii) Douglas Lake Tanzania Limited, which is inactive.

Plan of Operations

Our plan of operations through our fiscal year ending May 31, 2015 is to continue to focus on the exploration of our Handeni mineral property in Tanzania, and the budget for this plan requires approximately $0.8 million for our plan of the exploration work and $0.9 million for our general and administration expenses, professional and consulting fees and other operating expenses.

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

h)	Drastically reduce our land holding in our Handeni properties to remain with only targets with high potential.

The estimated budget for the completion of these exploration programs is provided below:

EXPLORATION WORK	BUDGET (US$)
Ground Geophysics	50,000
Mapping, trenching, sampling, etc.	50,000
Drilling	250,000
Geologists, field personnel and general exploration	250,000
Sundry & contingencies	200,000
TOTAL	$800,000

At August 31, 2014, we had cash of $308,000 but a working capital deficit of $1,114,000. The Company has $1.07 million in loans from related parties due June 30, 2015. We assume such related party loans to the Company will not be demanded for repayment by the Company’s major shareholder at the due date on June 30, 2015. As such, we estimate that we will still need a minimum of $1.4 million additional funds in order to cover our planned operations over the fiscal year ending May 31, 2015. Our actual expenditures may exceed our estimations.

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

Results of Operations

We have had no operating revenues and accumulated net loss of $116 million since our inception (January 5, 2004) to August 31, 2014. The following table sets out our losses from operations for the periods indicated:

	For the Three Months Ended,
	August 31, 2014	August 31, 2013

Revenue	$-	$-

Expenses

Consulting fees	5,850	17,500
Depreciation	22,206	48,996
Exploration expenses	45,577	41,255
(Gain) / Loss on disposal or write-down of equipment	(20,209)	-
General and administrative	125,760	125,699
Interest expenses	26,987	16,138
Professional	32,503	25,707
Rent	48,215	41,157
Travel and investor relations	1,134	2,330
Total Expenses	288,023	318,782
Loss From Operations	(288,023)	(318,782)
Other Income (Expenses)
Impairment of marketable securities (Note 6)	-	(580,000)
Interest income	64	91
Total other (Expenses) / Income	64	(579,909)
Net Loss	$(287,959)	$(898,691)

Three Months Ended August 31, 2014 Compared to Three Ended August 31, 2013

Our net loss for the three months ended August 31, 2014 was $288,000, compared to $899,000 for the same period ended August 31, 2013, the difference mainly due to $580,000 permanent impairment of marketable securities recorded during the three months ended August 31, 2013 and the following operation expenses changes.

Our operating expenses for the three months ended August 31, 2014 decreased by $31,000 to $288,000 from $319,000 for the same period ended August 31, 2013, as follows:

  our consulting, general and administrative fees decreased by $12,000 to $131,000 during the period ended August 31, 2014 (2013 - $143,000, primarily due to continuing cost management; At August 31, 2014, approximately $321,000 (May 31, 2014 - $278,000) of general and administrative fees remained as payables due to related parties;

  our exploration expenses increased slightly by $4,000 to $45,000 during the three months ended August 31, 2014 (2013 - $41,000) and our funding limitation caused our exploration and drilling activities limitation;

  interest expenses increased to $27,000 during the three months ended August 31, 2014 (2013 - $16,000), which represented deemed interest on an interest free unsecured loan from a related party. Such deemed interest was recorded as donated capital;

  our professional fees increased by $7,000 to $33,000 during the three months ended August 31, 2014 (2013 - $26,000) primarily due to increased legal fees on RC litigation;

  our rent expenses increased by $7,000 to $48,000 during the three months ended August 31, 2014 (2013 - $41,000) mainly due to increased rent of $36,000 included in the three months ended August 31, 2014 (2013: $25,200) representing 60% of rental expense associated with renting our Chief Executive Officer’s family house in Tanzania pursuant to the Executive Services Agreement, offset by a significant decrease on the rent on our Tanzania office as a result of moving to a small office.

  our travel and investor relations expenses decreased to $1,000 during the three months ended August 31, 2014 (2013 - $2,000) primarily due to significantly less travel expenses and cost management.

Liquidity and Capital Resources

We estimate that our total expenditures for our fiscal year ending May 31, 2015 will be approximately $1.7 million, as outlined above under the heading “Plan of Operations”. At August 31, 2014, we had cash of $308,000 but a working capital deficit of $1,114,000. We believe that we have insufficient capital to fund our plan of operations through the fiscal year ending May 31, 2015. If we exclude $1.07 million of the related party loan from the current liabilities, we still have a working capital deficit of $44,000. During the three months ended August 31, 2014, we had spent $288,000 on the operation. As such, we estimate we will be required to obtain a minimum of $1.4 million additional funds in order to pursue our planned operations over the fiscal year ending May 31, 2015.

We entered into a facility agreement with IPP Ltd. a private company controlled by our Chairman of the Board of Directors. The funding is in the form of an interest free unsecured loan to the Company of up to $720,000 due June 30, 2015. As of the date of this report, we received a total of $695,683.

The Company entered into a facility agreement with Consultancy & Finance Company Associates Ltd, a private company controlled by our Chairman of the Board of Directors. The funding is also in the form of an interest free unsecured loan to the Company of up to $405,000 due June 30, 2015. As of the date of this report, we received a total of $375,000.

As of August 31, 2014, there was $34,000 of recoverable value added tax paid in Tanzania and $3,000 of recoverable goods and services tax paid in Canada. Such recoverable amounts were included in our working capital and expected to be refunded during the fiscal year 2015.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $245,000 during the three months ended August 31, 2014, as compared to $215,000 during the same period in 2013. Net cash used in operating activities from our inception on January 5, 2004 to August 31, 2014 was $19.7 million.

Net Cash Used in Investing Activities

Net cash provided in investing activities was $20,000 during the three months ended August 31, 2014 due to proceeds from disposal of an automobile vehicle. During the same period in 2013, net cash from investing activities was $6,000 mainly due to proceeds from disposal of an automobile vehicle. Net cash used in investing activities from our inception on January 5, 2004 to August 31, 2014 was $811,000 mainly used in purchase of property and equipment.

Net Cash from Financing Activities

During the three months ended August 31, 2014, there were no changes in financing activities. During the three months ended August 31, 2013, we received a $150,000 loan due to a related party. From our inception on January 5, 2004 to August 31, 2014, net cash provided by financing activities was $21 million. We have funded our business to date primarily from sales of our common stock.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the property underlying our mineral claim interest and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. In addition, we had a $1.1 million working capital deficit as of August 31, 2014. For these reasons our auditors stated in their report on our audited consolidated financial statements for the year ended May 31, 2014 that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our common shares, debt financing from our related parties, and/or other financing in order to continue to fund our business operations over this fiscal year ending May 31, 2015. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Related Party Transactions

The details of related party transactions are disclosed in footnote 9 of our Company’s interim unaudited consolidated financial statements for the fiscal quarter ended August 31, 2014 (Item 1, above).

Segment Disclosures

The Company operates in one reportable segment, located in Tanzania Africa, being the acquisition and exploration of mineral properties. The details of segment disclosures are disclosed in footnote 15 of our Company’s interim unaudited consolidated financial statements for the fiscal quarter ended August 31, 2014 (Item 1, above).

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Contractual Obligations

a)

On December 7, 2012, the Company entered into a facility agreement with IPP Ltd., a private company controlled by the chairman of the Company. The funding is in the form of an interest free unsecured loan of up to $720,000 to the Company by way of monthly drawdowns of a maximum amount of US$100,000 per calendar month up to and including June 2013. The total amount drawn down by the Company is due to be repaid on or before June 30, 2015, as amended. As at August 31, 2014, IPP Ltd. had provided a total of $695,683 to the Company pursuant to this facility agreement.

b)

On October 9, 2013, the Company entered into a facility agreement with Consultancy & Finance Company Associates Ltd. (“C&F”), a private company controlled by the chairman of the Company. The funding is in the form of an interest free unsecured loan to the Company of up to $405,000 by way of monthly drawdowns of a maximum amount of US$75,000 per calendar month. The total amount drawn down by the Company is due to be repaid on or before June 30, 2015. As at August 31, 2014, C&F had provided a total of $375,000 to the Company pursuant to this facility agreement.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

The critical accounting policies are disclosed in footnote 2 of our Company’s interim unaudited consolidated financial statements for the fiscal quarter ended August 31, 2014 (Item 1, above).

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

Not required because we are a smaller reporting company.

Item 4.                        Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), Reyno Scheepers, and the Company’s Chief Financial Officer (“CFO”), Melinda Hsu, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this report. Based upon the evaluation, the Company’s CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report (that is, as of August 31, 2014), due to the material weaknesses in our internal control over financial reporting as disclosed in the Company’s annual report for our fiscal year ended May 31, 2014, which have not been completely resolved as of August 31, 2014.

Management believes that the material weaknesses did not have a material impact on the Company’s financial results and information required to be disclosed by the Company in its reports. However, management believes that these material weaknesses resulting in ineffective oversight in the establishment and monitoring of required internal control over financial reporting can impact the Company’s consolidated financial statements for future years. As a result material errors could occur.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: October 10, 2014