Form 10-Q
period 2014-11-30
HANDENI GOLD INC.
filed 2015-01-13
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

+255 222 700 084
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[X] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes[X] No[ ]

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
Yes[ ] No[X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date,
321,416,654 shares of common stock as of January 12, 2015.

HANDENI GOLD INC. (FORMERLY DOUGLAS LAKE MINERALS INC.)

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
November 30, 2014

INDEX

PART I – FINANCIAL INFORMATION			2
Item	1.	Financial Statements	2
Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item	4.	Controls and Procedures	37
PART II – OTHER INFORMATION			37
Item	1.	Legal Proceedings	37
Item	1A.	Risk Factors	38
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item	3.	Defaults Upon Senior Securities	38
Item	4.	Mine Safety Disclosures	38
Item	5.	Other Information	38
Item	6.	Exhibits	38

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

The following unaudited interim consolidated financial statements of Handeni Gold Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

Handeni Gold Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	November 30, 2014	May 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$135,317	$532,694
Amounts receivable (Note 3)	43,821	34,326
Prepaid expenses and deposits (Note 4)	8,074	15,076

Total Current Assets	187,212	582,096
Restricted cash equivalent (Note 5)	16,043	26,522
Restricted marketable securities (Note 6)	40,000	73,600
Mineral licenses (Note 7)	1,650,000	1,650,000
Property and equipment, net (Note 8)	17,133	55,446

TOTAL ASSETS	$1,910,388	$2,387,664

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$55,417	$109,432
Accounts payable and accrued liabilities - related parties (Note 9)	366,500	277,500
Loans from related parties (Note 9 (a))	1,125,000	1,070,683
Total Current Liabilities	1,546,917	1,457,615

Commitments and Contingencies (Notes 1, 7 and 13)
Subsequent event (note 16)
Stockholders' Equity
Common stock (Note 10) Authorized: 500,000,000 shares, $0.001 par value Issued and outstanding: 321,416,654 shares (May 31, 2014 – 321,416,654 shares)	321,417	321,417
Additional paid-in capital (Note 10)	116,414,824	116,414,824
Donated capital	276,652	222,495
Accumulated other comprehensive loss	(33,600)	(86,400)
Deficit accumulated during the exploration stage	(116,615,822)	(115,942,287)
Total Stockholders' Equity	363,471	930,049

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,910,388	$2,387,664

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(Unaudited)

					Accumulated from
	For the Three Months Ended,		For the Six Months Ended,		January 5, 2004
					(Date of Inception) to
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013	November 30, 2014

Revenue	$-	$-	$-	$-	$-
Expenses
Consulting fees	5,070	5,000	10,920	22,500	24,103,144
Depreciation	15,956	48,655	38,162	97,651	669,971
Exploration expenses	92,743	68,952	138,320	110,207	8,415,910
Loss (Gain) on disposal or write-
down of equipment	151	(2,820)	(20,058)	(2,820)	(1,528)
General and administrative	104,445	118,329	230,205	244,028	3,912,439
Impairment of mineral property	-	-	-	-	77,492,074
Interest expense	27,170	18,988	54,157	35,126	172,405
Professional	17,312	10,575	49,815	36,282	2,746,191
Rent	10,328	11,188	58,543	52,345	584,215
Travel and investor relations	26,032	2,857	27,166	5,187	2,039,673
Total Expenses	299,207	281,724	587,230	600,506	120,134,494
Loss From Operations	(299,207)	(281,724)	(587,230)	(600,506)	(120,134,494)
Other Income (Expenses)
Gain on write-down of accrued liabilities	-	-	-	-	458,058
Impairment of marketable securities (Note 6)	(86,400)	(420,000)	(86,400)	(1,000,000)	(2,686,400)
Interest income	31	64	95	155	1,839
Loss on sale of investment securities	-	-	-	-	(57,071)
Loss on write-down of amounts receivable	-	-	-	-	(66,771)
Mineral property option payments received	-	-	-	-	3,616,017
Recovery of mineral property costs for stock not issuable	-	-	-	-	2,253,000
Total other (Expenses) / Income	(86,369)	(419,936)	(86,305)	(999,845)	3,518,672
Net Loss	(385,576)	(701,660)	(673,535)	(1,600,351)	(116,615,822)
Other Comprehensive Loss
Unrealized gain (loss) on marketable securities	(20,000)	(86,400)	(33,600)	(90,000)	(33,600)

Comprehensive Loss	$(405,576)	$(788,060)	$(707,135)	$(1,690,351)	$(116,649,422)
Net Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average
Number of Common Shares Outstanding	321,416,654	321,416,654	321,416,654	321,416,654

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

			Accumulated from
			January 5, 2004
	For the Six Months Ended,		(Date of Inception) to
	November 30, 2014	November 30, 2013	November 30, 2014
CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN):
Operating Activities:
Net loss	$(673,535)	$(1,600,351)	$(116,615,822)
Adjustments for non-cash items in net loss:
Depreciation	38,162	97,651	669,971
Donated capital, services, interest and rent	54,157	35,126	176,652
Impairment of marketable securities	86,400	1,000,000	2,686,400
Impairment of mineral property acquisition costs	-	-	77,492,074
Loss on sale of investment securities	-	-	57,071
Mineral property option payments	-	-	(156,017)
Stock-based compensation	-	-	20,275,633
Loss on unrealized foreign exchange	95	-	1,378
Gain on write-down of accrued liabilities	-	-	(458,058)
Loss on write-down of amounts receivable	-	-	66,771
Gain on disposal or write-down of equipment	(20,058)	(2,820)	(1,528)
Recovery of mineral property costs for stock not issuable	-	-	(2,253,000)
Shares received from mineral property option payment	-	-	(2,760,000)
Changes in non-cash operating working capital:
Amounts receivable	(9,495)	28,861	(110,592)
Prepaid expenses and deposits	7,002	22,047	(8,074)
Accounts payable and accrued liabilities	(54,015)	(45,780)	(155,483)
Due to related parties	89,000	71,591	1,190,443
Cash Used in Operating Activities	(482,287)	(393,675)	(19,902,181)

Investing Activities:
Mineral property acquisition costs	-	-	(697,677)
Proceeds from mineral property options	-	-	600,000
Proceeds from disposal of equipment	20,209	6,623	48,800
Redemption (Purchase) of restricted cash equivalent	10,384	-	(17,421)
Purchase of property and equipment	-	(1,690)	(734,376)
Cash Provided by (Used in) Investing Activities	30,593	4,933	(800,674)

Financing Activities:
Loan from a related party	54,317	375,000	1,125,000
Proceeds from issuance of common stock	-	-	21,034,363
Share issuance costs	-	-	(1,321,191)
Cash Provided by Financing Activities	54,317	375,000	20,838,172

(Decrease) / Increase in cash	(397,377)	(13,742)	135,317

Cash, at beginning of the period	532,694	206,402	-

Cash, at end of the period	$135,317	$192,660	$135,317

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of November 30, 2014
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at November 30, 2014, the Company has not generated any revenues and has accumulated losses of $116,615,822 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company plans to raise equity and/or debt financing to fund its operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at November 30, 2014, and the results of its operations and cash flows for the interim period ended November 30, 2014. The results of operations for the three and six months ended November 30, 2014 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of November 30, 2014
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

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at November 30, 2014, the Company’s only component of other comprehensive loss and accumulated other comprehensive loss is an unrealized fair value loss on marketable securities.

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

The Company reports investments in marketable equity securities at fair value based on quoted market prices. All investment securities are designated as available for sale with unrealized gains and losses included in stockholders’ equity. Realized gains and losses are accounted for based on the specific identification method.

The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method. When an other-than-temporary decline has occurred, unrealized losses that are other than temporary are recognized in earnings. When determining whether a decline is other-than-temporary, the Company examines (i) the length of time and the extent to which the fair value of an investment has been lower than its carrying value; (ii) the financial condition and near- term prospects of the investee, including any specific events that may influence the operations of the investee such as changes in technology that may impair the earnings potential of the investee; and (iii) the Company’s intent and ability to retain its investment in the investee for a sufficient period of time to allow for any anticipated recovery in market value. The Company generally believes that an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for one year, absent of evidence to the contrary.

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of November 30, 2014
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

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440 Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of November 30, 2014 and May 31, 2014.

l)	Financial Instruments

ASC 825, Financial Instruments requires an entity to maximize the use of observable inputs, and the fair value of financial instruments, which include cash, restricted cash equivalent, restricted marketable securities, and accounts payable were estimated to approximate their carrying values due to the immediate or short-term maturities of these financial instruments.

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of November 30, 2014
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

New accounting pronouncements effective June 1, 2015

In June 2014, the Financial Accounting Standards Board issued an Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. This standard update is effective for annual reporting periods beginning after December 15, 2014, and interim reporting periods beginning after December 15, 2015. The Company has decided not to early adopt this standard for the current period and does not believe that this new pronouncement will have a material impact on its financial position or results of operations once adopted.

The Company does not believe that there are any other new accounting pronouncements that have been issued that are expected to have a material impact on its financial position or results of operations.

q)	Reclassification

Certain reclassifications have been made to the prior periods’ consolidated financial statements to conform to the current period’s presentation.

3.	Amounts Receivable

The components of amounts receivable are as follows:

		November 30,		May 31,
		2014		2014
	$		$

Recoverable value added tax		31,002		23,202
Recoverable harmonized sales tax		4,853		9,765
Other receivable		7,966		1,359

		43,821		34,326

4.	Prepaid Expenses and Deposits

The components of prepaid expenses and deposits are as follows:

		November 30,		May 31,
		2014		2014
	$		$

General and administrative		7,887		2,343
Rent		187		12,733

		8,074		15,076

5.	Restricted Cash Equivalent

As of November 30, 2014, the Company has pledged a GIC of $16,043 (May 31, 2014: $26,522) as security held on corporate credit cards.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of November 30, 2014
(Expressed in U.S. dollars)
(Unaudited)

6.	Restricted Marketable Securities

		November 30, 2014			May 31, 2014
		Fair Value	Other-than-		Fair Value	Other-than-
		Based On	temporary	Accumulated	Based On	temporary	Accumulated
		Quoted	Impairment	Unrealized	Quoted	Impairment	Unrealized
	Cost	Market Price	Loss	Loss	Market Price	Loss	Loss
Ruby Creek Resources Inc., 4,000,000 shares	$2,760,000	$40,000	$(2,686,400)	$(33,600)	$73,600	$(2,600,000)	$(86,400)

The four million restricted shares of common stock of Ruby Creek Resources Inc. (“RCR”) were issued to the Company on December 16, 2010 as partial consideration to purchase the mineral property interests under the agreements between RCR and the Company. The initial fair market value of these shares was $2,760,000 based on RCR’s quoted stock price on the issuance date. Refer to (Note 7b) for details on the agreements with RCR. As of November 30, 2014, the fair market value of these shares was $40,000 (May 31, 2014: $73,600) based on RCR’s quoted stock price and recorded as non-current assets. As of November 30, 2014, the Company has recognized a total of $2,686,400 (May 31, 2014: $2,600,000) in other than temporary impairment on these RCR restricted shares.

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

Under Tanzanian law, 50% of the area of PL’s need to be relinquished following a period of three years after allocation of the PLs to the Company (1998 Mining Act applicable to the Company’s PLs). On August 16, 2013, the Company applied for renewal of two of the licenses that expired in September 2013 and two of the licenses that expired in October 2013. The Company has received four renewal PLs of the renewal areas under PL6742/2010, PL6744/2010, PL6743/2010 and PL6779/2010 effective on October 5, 2013, September 13, 2013, October 13, 2013 and September 13, 2013, respectively. These four PLs are valid until October 4, 2016, September 12, 2016, October 12, 2016 and September 12, 2016, respectively. The total area occupied by the renewal licenses is approximately 359.80 km2 or 45% of the original area.

The Company is in the process of acquiring some portions of the relinquished areas deemed to be of interest to its continued exploration program. Offer HQ-P28045 has been granted as PL10000/2014 (33.62 km2) and offer HQ-P28108 has been granted as PL9853/2014 (12.32 km2). PL10000/2014 was granted on July 22, 2014 and PL9853/2014 was granted on July 2, 2014 and the licenses are valid till July 21, 2018 and July 1, 2018, respectively. On September 25, 2014, PL10262/2014 with an area of 6.97 km2 was granted. The acquisitions of the three additional PLs bring the total of land held by Handeni Gold in the Handeni district to 412.71 km2.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of November 30, 2014
(Expressed in U.S. dollars)
(Unaudited)

7.	Mineral Properties and Licenses (continued)

a)	Handeni Properties, Tanzania, Africa (continued)

Prospecting Licenses (“PLs”) (continued)

During the six months ended November 30, 2014, the Company paid $61,552 (six months ended November 30, 2013: $25,845) in annual rental and licenses renewal fees for PLs. Such license related fees have been recorded as exploration expenses.

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

b)	Mkuvia Alluvial Gold Project, Tanzania, Africa

The Mkuvia Alluvial Gold Project was comprised of four PLs covering a total area of 380 square kilometers located in the Nachingwea District, Lindi Region of the Republic of Tanzania. The Company is aware that the four PLs expired during May and June of 2012. The Company is currently evaluating whether any viable interest remains in these PLs, but no final determination has been made as of yet. As at November 30, 2014 and May 31, 2014, the Company has no capitalized costs related to the Mkuvia Alluvial Gold Project.

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of November 30, 2014
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

RCR filed a lawsuit against the Company in the Supreme Court, State of New York, on February 8, 2012, alleging the Company’s involvement in a fraudulent transfer and breach of agreements. On May 21, 2012, in answering RCR’s claim in New York, the Company counter claimed against RCR. The Company is of the view that such allegations are without merit and intends to continue to vigorously contest the action in New York (see Note 13, below).

8.	Property and Equipment

	November 30, 2014			May 31, 2014
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
	$	$	$	$

Automobiles	290,014	290,014	-	4,583
Camp and equipment	197,011	183,487	13,524	42,242
Office furniture and equipment	100,222	97,338	2,884	6,635
Software	7,930	7,205	725	1,986

	595,177	578,044	17,133	55,446

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of November 30, 2014
(Expressed in U.S. dollars)
(Unaudited)

9.	Related Party Transactions

a)	The Company has entered into the following facility agreements with related parties:

i)

On December 7, 2012, and as amended on September 4, 2013 and June 18, 2014, the Company entered into a facility agreement with IPP Ltd., a private company controlled by the Chairman of the Company. The funding is in the form of an interest free unsecured loan to the Company of up to $720,000 due June 30, 2015. As of November 30, 2014, IPP Ltd. has advanced $720,000 (May 31, 2014: $695,683) to the Company pursuant to this facility agreement.

ii)

On October 9, 2013, and as amended on June 18, 2014, the Company entered into a facility agreement with Consultancy & Finance Company Associates Ltd. (“C&F”), a private company controlled by the Chairman of the Company. . The funding is in the form of an interest free unsecured loan to the Company of up to $405,000 due June 30, 2015. As of November 30, 2014, C&F has advanced $405,000 (May 31, 2014: $375,000) to the Company pursuant to this facility agreement.

iii)

On November 20, 2014, the Company entered into a facility agreement with C&F. The funding is in the form of an interest free unsecured loan to the Company of up to $500,000 due May 31, 2017. As of November 30, 2014, no funds have been advanced to the Company.

For the six months ended November 30, 2014, $54,157 (six months ended November 30, 2013: $35,126) of deemed interest was calculated at an annual interest rate of 10% which approximates the fair market value, and was recorded as interest expense and donated capital.

b)

During the six months ended November 30, 2014 and 2013, the Company incurred administration and professional services fees of $72,000 to a director, the current President and Chief Executive Officer (the “CEO”) and there was a total of $234,000 remaining payable as at November, 2014 (May 31, 2014: $162,000). In addition, during the six months ended November 30, 2014 and 2013, the Company incurred geological service fees of $18,000 to a private company controlled by a person who is related to the CEO and there was a total of $Nil fees remaining payable as at November 30, 2014 (May 31, 2014: $3,000).

During the six months ended November 30, 2014, the Company also paid $36,000 (six months ended November 30, 2013: $25,200) representing 60% of annual rental expenses associated with renting the CEO’s family house in Tanzania, pursuant to the Executive Services Agreement.

c)

During the six months ended November 30, 2014, the Company incurred administration and professional services fees of $65,660 (six months ended November 30, 2013: $69,992) to the Company’s current Chief Financial Officer (the “CFO”).

d)

During the six months ended November 30, 2014 and 2013, the Company incurred $7,500 of non-executive director’s fees. There was a total of $21,250 fees remaining payable as at November 30, 2014 (May 31, 2014: $23,750).

e)

During the six months ended November 30, 2014 and 2013, the Company incurred independent directors’ fees of $32,500. As at November 30, 2014, the Company had $100,594 (May 31, 2014: $88,750) of unpaid independent directors’ fees in related party accounts payable and accrued liabilities.

10.	Common Stock and Additional Paid-in Capital

The authorized common stock of the Company consists of 500,000,000 shares, with $0.001 par value. During the six months ended November 30, 2014 and the year ended May 31, 2014, the Company had no changes in its common stock and additional paid-in capital.

11.	Stock Options

The Company adopted an Stock Option Plan, dated November 29, 2010 (the “November 2010 Stock Incentive Plan”), under which the Company is authorized to grant stock options to acquire up to a total of 40,000,000 shares of common shares. During the six months ended November 30, 2014 and 2013, there were no stock options granted. At November 30, 2014 and May 31, 2014, the Company had 10,700,000 shares of common stock available to be issued under the November 2010 Stock Incentive Plan.

There were no stock options exercised during the six months ended November 30, 2014 and during the year ended May 31, 2014, and there were no intrinsic values of outstanding options at November 30, 2014 and May 31, 2014. As at November 30, 2014 and May 31, 2014, all stock options were fully vested. The following table summarizes the continuity of the Company’s stock options:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
	#	$	(years)	$
Outstanding, May 31, 2013	28,300,000	0.23	7.56	-
Outstanding, May 31, 2014	28,300,000	0.23	6.56	-
Outstanding and exercisable, November 30, 2014	28,300,000	0.23	6.06	-

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of November 30, 2014
(Expressed in U.S. dollars)
(Unaudited)

11.	Stock Options (continued)

The stock options outstanding are exercisable for cash or on a cashless exercise basis using a prorated formula whereby the number of shares issuable is equal to (a) the average closing price for the five days prior to exercise date (“ACP”) in excess of the exercise price, divided by (b) the exercise price multiplied by (c) the number of options exercised. During the six months ended November 30, 2014 and the year ended May 31, 2014, no cashless stock options were exercised.

12.	Common Stock Purchase Warrants

During the six months ended November 30, 2014 and the year ended May 31, 2014, there were no stock purchase warrants granted. During the year ended May 31, 2014, 13,554,155 stock purchase warrants expired. The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted	Weighted Average
		Average	Remaining Contractual
	Number of Warrants	Exercise Price	Life
	#	$	(years)

Balance, May 31, 2013	13,554,155	0.52	0.33
Expired	(13,554,155)	-	-
Balance, November 30 and May 31, 2014	-	-	-

13.	Commitments and Contingencies

On February 8, 2012, RCR filed a lawsuit against the Company in the Supreme Court, State of New York, in which RCR alleges that the Company participated in a fraudulent transfer of certain mineral property interests in Tanzania that RCR had the right to purchase pursuant to a series of agreements with the Company (see Note 7(b)).

On February 23, 2012, the Company filed a lawsuit against RCR in the Supreme Court of British Columbia (the “British Columbia Action”), seeking relief for RCR’s breach of its payment obligations under these agreements and seeking an order that RCR remove the U.S. restrictive legend from RCR shares issued to the Company (see Note 6) under the agreements. As at November 30, 2014, RCR is in default with respect to $1.45 million in scheduled payments due to the Company under the agreements.

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

On September 23, 2014, RCR offered to dismiss its lawsuit and settle the case if the Company returned the 4,000,000 shares of RCR stock it previously received from RCR as payment under one of the purchase agreements. The Company accepted RCR’s offer. However, before a formal settlement agreement was signed, RCR reneged on the settlement and its counsel withdrew from the case. Accordingly, the Company has filed an application in New York Supreme Court to enforce the parties’ settlement agreement. While that application is pending, the Company will be conducting non-party depositions, which is likely the final phase of discovery.

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

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of November 30, 2014
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

As at November 30, 2014, there were no liabilities measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet. Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of November 30, 2014, as follows:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	November 30,
	(Level 1)	(Level 2)	(Level 3)	2014
Assets:
Cash	$135,317	$–	$–	$135,317
Restricted cash equivalent	16,043	–	–	16,043
Restricted marketable securities	40,000	–	–	40,000

Total assets measured at fair value	$191,360	$–	$–	$191,360

As at May 31, 2014, there were no liabilities measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet. Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of May 31, 2014, as follows:

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

The Company operates in one reportable segment, being the acquisition and exploration of mineral properties. Segmented information has been compiled based on the geographic regions that the Company and its subsidiary registered and performed exploration and administration activities. Assets by geographical segment are as follows:

	Canada	Tanzania, Africa	Total
Current assets	$47,551	$139,661	$187,212
Restricted cash equivalent	16,043	-	16,043
Restricted marketable securities	40,000	-	40,000
Mineral licenses	-	1,650,000	1,650,000
Equipment, net	1,528	15,605	17,133
Total assets, at November 30, 2014	$105,122	$1,805,266	$1,910,388

	Canada	Tanzania, Africa	Total
Current assets	$147,957	$434,139	$582,096
Restricted cash equivalent	26,522	-	26,522
Restricted marketable securities	73,600	-	73,600
Mineral licenses	-	1,650,000	1,650,000
Property and equipment, net	4,061	51,385	55,446
Total assets, at May 31, 2014	$252,140	$2,135,524	$2,387,664

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements as of November 30, 2014
(Expressed in U.S. dollars)
(Unaudited)

16.	Subsequent Event

On December 02, 2014 the company acquired PL10409/2014 with an area of 10.32 km2, also in the Handeni district. The acquisition of this additional PL brings the total of land held by Handeni Gold in the Handeni district to 423.03 km2.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months and six months ended November 30, 2014 and 2013 should be read in conjunction with our unaudited interim financial statements and related notes for the three months and six months ended November 30, 2014 and 2013 included herewith and our audited consolidated financial statements as at May 31, 2014, May 31, 2013 and for the period from inception (January 5, 2004) to May 31, 2014 included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2014 as filed with the SEC. All financial information in this Management’s Discussion and Analysis (“MD&A” or the “discussion”) is expressed and prepared in conformity with U.S. generally accepted accounting principles. All dollar references are to the U.S. dollar, the Company’s reporting currency, unless otherwise noted. Some numbers in this MD&A have been rounded to the nearest thousand for discussion purposes.

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

Under Tanzanian law, 50% of the original area of the four PLs of approximately 800 km2 obtained by HNDI according to the September 21, 2010 agreement were relinquished following a period of three years after allocation of the PLs to the Company (1998 Mining Act applicable to the Company’s PLs during their first period of allocation). The Company has received four renewal PLs of the renewal areas under PL6742/2010, PL6744/2010, PL6743/2010 and PL6779/2010 effective on October 5, 2013, September 13, 2013, October 13, 2013 and September 13, 2013, respectively. These four PLs are valid until October 4, 2016, September 12, 2016, October 12, 2016 and September 12, 2016, respectively. The total area occupied by the renewal licenses is approximately 359.80 km2 or 45% of the original area of 800 km2. The Company submitted applications for additional licenses on portions of the relinquished areas. To date four of the applications have been successfully granted on July 2, 2014 as PL9853/2014 (12.32 km2), July 22, 2014 as PL10000/2014 (33.62 km2), September 25, 2014 as PL10262/2014 (6.97 km2) and December 02, 2014 PL10409/2014 (10.32 km2) bringing the total area held by the Company in the Handeni district to 423.03 km2 (Fig. 2) (Table 1).

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

Following the 2013 renewal of the properties and acquisition of PLs in the current period, the Company now holds interests in PLs with details as described in Table 2.

Table 2: Handeni Gold Prospecting Licenses December 2, 2014.

PL Number	Granted Date	Expiry Date	Area Size (km2)
6742/2010	5/10/2013	4/10/2016	70.32
6743/2010	13/10/2013	12/10/2016	95.08
6744/2010	13/9/2013	12/9/2016	97.56
6779/2010	13/9/2013	12/9/2016	96.84
9853/2014	2/7/2014	1/7/2018	12.32
10000/2014	22/7/2014	21/7/2018	33.62
10262/2014	25/9/2014	24/9/2018	6.97
10409/2014	02/12/2014	01/12/2018	10.32

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

Exploration Activities.

The company’s exploration activities are mainly focused on delineating a hard-rock based economic deposit, but it also includes efforts to outline an economically viable alluvial (in broad terms) gold deposit/s.

•

A confined alluvial mining evaluation program was initiated in 2012 and is still on going to investigate the potential to economically mine alluvial gold on the prospecting licenses. The results of this program are discussed below.

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

•	Completed mapping and soil sampling programs on target 15 along 47 km line traverses and collected 932 soil samples. XRF analyses on soil samples completed. Selected samples submitted for Au assays.

•	Initiated and completed mapping programs on Target 10 and completed a preliminary soil sampling program on this target (673 samples). XRF analyses completed and samples selected for Au assays.

•	Initiated and completed mapping programs on target 16 and planning of soil sampling program.

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

Four of our mineral interests in Tanzania are currently held under PLs granted pursuant to the Mining Act for an initial period of three years and are renewable in two successive periods of two years only. Four of our PL’s are being held under the 2010 Mining Act and are valid for an initial period of 4 years (the initial period expiring in 2018 (Table 2)). Following this the first renewal is for 3 years and the second renewal for 2 years, each renewal with a mandatory relinquishment of at least 50% of the license area. The application fees are US$300 on initial application and US$300 for each renewal. There is a preparation fee of US$500 applicable on each license. The annual rent for the licenses are US$100/km2 (initial period), US$150/km2 (1st renewal) and US$200/km2 (2nd renewal). Renewals of our PLs can take many months and even years to process by the regulatory authority in Tanzania.

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

Employees

Other than our directors and executive officers, we had approximately five full-time equivalent employees and consultants as of November 30, 2014 all located in Tanzania. We also retain independent geologists and consultants on a contract basis to conduct the work programs on our mineral properties in order to carry out our plan of operations.

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

At November 30, 2014, we had cash of $135,000 but a working capital deficit of $1,360,000. The Company has $1.125 million in loans from related parties due June 30, 2015. We assume such related parties’ loans to the Company will not be demanded for repayment by the Company’s major shareholder at the due date on June 30, 2015. As such, we estimate that we will still need a minimum of $1.4 million additional funds in order to cover our planned operations over the fiscal year ending May 31, 2015. Our actual expenditures may exceed our estimations.

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

Results of Operations

We have had no operating revenues and accumulated net loss of $117 million since our inception (January 5, 2004) to November 30, 2014. The following table sets out our losses from operations for the periods indicated:

					Accumulated from
	For the Three Months Ended,		For the Six Months Ended,		January 5, 2004
					(Date of Inception) to
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013	November 30, 2014

Revenue	$-	$-	$-	$-	$-
Expenses
Consulting fees	5,070	5,000	10,920	22,500	24,103,144
Depreciation	15,956	48,655	38,162	97,651	669,971
Exploration expenses	92,743	68,952	138,320	110,207	8,415,910
Loss (Gain) on disposal or
write-down of equipment	151	(2,820)	(20,058)	(2,820)	(1,528)
General and administrative	104,445	118,329	230,205	244,028	3,912,439
Impairment of mineral property	-	-	-	-	77,492,074
Interest expenses	27,170	18,988	54,157	35,126	172,405
Professional	17,312	10,575	49,815	36,282	2,746,191
Rent	10,328	11,188	58,543	52,345	584,215
Travel and investor relations	26,032	2,857	27,166	5,187	2,039,673
Total Expenses	299,207	281,724	587,230	600,506	120,134,494
Loss From Operations	(299,207)	(281,724)	(587,230)	(600,506)	(120,134,494)
Other Income (Expenses)
Gain on write-down of accrued liabilities	-	-	-	-	458,058
Impairment of marketable securities (Note 6)	(86,400)	(420,000)	(86,400)	(1,000,000)	(2,686,400)
Interest income	31	64	95	155	1,839
Loss on sale of investment securities	-	-	-	-	(57,071)
Loss on write-down of amounts receivable	-	-	-	-	(66,771)
Mineral property option payments received	-	-	-	-	3,616,017
Recovery of mineral property costs for stock not issuable	-	-	-	-	2,253,000
Total other (Expenses) / Income	(86,369)	(419,936)	(86,305)	(999,845)	3,518,672
Net Loss	(385,576)	(701,660)	(673,535)	(1,600,351)	(116,615,822)

Three Months Ended November 30, 2014 Compared to Three Months Ended November 30, 2013

Our net loss for the three months ended November 30, 2014 was $386,000, compared to $702,000 for the same period ended November 30, 2013, the difference mainly due to $420,000 permanent impairment of marketable securities recorded during the three months ended November 30, 2013 and the following operation expenses changes.

Our operating expenses for the three months ended November 30, 2014 increased slightly by $17,000 to $299,000 from $282,000 for the same period ended November 30, 2013, and the main changes are as follows:

•

our general and administrative fees decreased by $14,000 to $104,000 during the period ended November 30, 2014 (2013 - $118,000), primarily due to continuing cost management; At November 30, 2014, approximately $367,000 (May 31, 2014 - $278,000) of general and administrative fees remained as payables due to related parties;

•

our exploration expenses increased by $24,000 to $93,000 during the three months ended November 30, 2014 (2013 - $69,000) mainly due to PLs annual rental and license renewal fees paid to the Ministry of Energy and Minerals in Tanzania. Our funding limitation caused our exploration and drilling activities limitation;

•	depreciation fees decreased by $33,000 to $16,000 during the three months ended November 30, 2014 (2013 - $49,000) mainly because the majority of our equipment was fully depreciated;

•

interest expenses increased by $8,000 to $27,000 during the three months ended November 30, 2014 (2013 - $19,000), which represented deemed interest on an interest free unsecured loan from a related party. Such deemed interest was recorded as donated capital;

•

our professional fees increased by $7,000 to $17,000 during the three months ended November 30, 2014 (2013 - $10,000) primarily due to increased legal fees on the RC litigation and additional audit fees in Tanzania related to our subsidiary’s value added tax recovery;

•

our rent expenses decreased by $1,000 to $10,000 during the three months ended November 30, 2014 (2013 - $11,000) mainly because our Vancouver office lease expired in the quarter. The restoration fees charged by the Vancouver landlord upon the lease expiry were included in the rent.

•

our travel and investor relations expenses increased by $23,000 to $26,000 during the three months ended November 30, 2014 (2013 - $3,000) primarily due to travel expenses incurred for an in-person Board of Directors meeting held in Dar er Salaam, Tanzania.

Six Months Ended November 30, 2014 Compared to Six Months Ended November 30, 2013

Our net loss for the six months ended November 30, 2014 was $674,000, compared to $1,600,000 for the same period ended November 30, 2013, the difference mainly due to $86,000 permanent impairment of marketable securities recorded during the six months ended November 30, 2014 and $1 million permanent impairment of marketable securities recorded during the six months ended November 30, 2013.

Our operating expenses for the six months ended November 30, 2014 decreased slightly by $13,000 to $587,000 from $600,000 for the same period ended November 30, 2013, and the main changes are as follows:

•	our consulting, general and administrative fees decreased by $25,000 to $241,000 during the six months ended November 30, 2014 (2013 - $266,000), primarily due to continuing cost management; At November 30, 2014, approximately $367,000 (May 31, 2014 - $278,000) of general and administrative fees remained as payables due to related parties;

•	our exploration expenses increased slightly by $28,000 to $138,000 during the six months ended November 30, 2014 (2013 - $110,000) mainly due to PLs annual rental and license renewal fees paid to the Ministry of Energy and Minerals in Tanzania. Our funding limitation caused our exploration and drilling activities limitation;

•	depreciation fees decreased by $59,000 to $38,000 during the six months ended November 30, 2014 (2013 - $97,000) mainly because the majority of our equipment was fully depreciated;

•	gain on disposal of equipment increased by $17,000 to $20,000 during the six months ended November 30, 2014 (2013 - $3,000) mainly due to vehicle and office furniture disposal in our subsidiary in Tanzania.

•	interest expenses increased by $19,000 to $54,000 during the six months ended November 30, 2014 (2013 - $35,000), which represented deemed interest on an interest free unsecured loan from a related party. Such deemed interest was recorded as donated capital;

•	our professional fees increased by $14,000 to $50,000 during the six months ended November 30, 2014 (2013 - $36,000) primarily due to increased legal fees on the RC litigation and additional audit fees in Tanzania related to our subsidiary’s value added tax recovery;

•

increased rent of $36,000 included in the six months ended November 30, 2014 (2013: $25,200) representing 60% of rental expense associated with renting our Chief Executive Officer’s family house in Tanzania pursuant to the Executive Services Agreement, offset by a significant decrease on the rent on our Tanzania office as a result of moving to a small office and Vancouver office lease expiry.

•

our travel and investor relations expenses increased by $22,000 to $27,000 during the three months ended November 30, 2014 (2013 - $5,000) primarily due to travel expenses incurred for an in-person Board of Directors meeting held in Dar er Salaam, Tanzania.

Liquidity and Capital Resources

We estimate that our total expenditures for our fiscal year ending May 31, 2015 will be approximately $1.7 million, as outlined above under the heading “Plan of Operations”. At November 30, 2014, we had cash of $135,000 but a working capital deficit of $1,360,000. We believe that we have insufficient capital to fund our plan of operations through the fiscal year ending May 31, 2015. If we exclude $1.125 million of the related party loan from the current liabilities, we still have a working capital deficit of $235,000. During the six months ended November 30, 2014, we incurred operating expenses of $587,000. As such, we estimate we will be required to obtain a minimum of $1.4 million additional funds in order to pursue our planned operations over the fiscal year ending May 31, 2015.

We entered into facility agreements with private companies controlled by our Chairman of the Board of Directors. The funding is in the form of interest free unsecured loans to the Company of up to $1,125,000 due June 30, 2015. As of the date of this report, we received a total of $1,125,000 pursuant to these facility agreements.

On November 20, 2014, the Company entered into an additional facility agreement with a private company controlled by our Chairman of the Board of Directors. The funding is also in the form of an interest free unsecured loan to the Company of up to $500,000 due May 31, 2017. As of the date of this report, we received a total of $40,000.

As of November 30, 2014, there was $31,000 of recoverable value added tax paid in Tanzania and $5,000 of recoverable goods and services tax paid in Canada. Such recoverable amounts were included in our working capital and expected to be refunded during the fiscal year 2015.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $482,000 during the six months ended November 30, 2014, as compared to $394,000 during the same period in 2013. Net cash used in operating activities from our inception on January 5, 2004 to November 30, 2014 was $19.9 million.

Net Cash Used in Investing Activities

Net cash provided in investing activities was $31,000 during the six months ended November 30, 2014 due to proceeds from disposal of an automobile vehicle and redemption of the restricted cash. During the same period in 2013, net cash from investing activities was $5,000 mainly due to proceeds from disposal of an automobile vehicle. Net cash used in investing activities from our inception on January 5, 2004 to November 30, 2014 was $801,000 mainly used in purchase of property and equipment.

Net Cash from Financing Activities

During the six months ended November 30, 2014, we received $54,000 (2013: $375,000) in loans pursuant to facility agreements. From our inception on January 5, 2004 to November 30, 2014, net cash provided by financing activities was $21 million. We have funded our business to date primarily from sales of our common stock.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the property underlying our mineral claim interest and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. In addition, we had a $1.4 million working capital deficit as of November 30, 2014. For these reasons our auditors stated in their report on our audited consolidated financial statements for the year ended May 31, 2014 that they have substantial doubt we will be able to continue as a going concern.

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

Related Party Transactions

The details of related party transactions are disclosed in footnote 9 of our Company’s interim unaudited consolidated financial statements for the fiscal quarter ended November 30, 2014 (Item 1, above).

Segment Disclosures

The Company operates in one reportable segment, located in Tanzania Africa, being the acquisition and exploration of mineral properties. The details of segment disclosures are disclosed in footnote 15 of our Company’s interim unaudited consolidated financial statements for the fiscal quarter ended November 30, 2014 (Item 1, above).

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Contractual Obligations

a)

On November 20, 2014, the Company entered into a facility agreement with Consultancy & Finance Company Associates Ltd. (“C&F”), a private company controlled by the chairman of the Company. The facility is an interest free unsecured loan to the Company of up to $500,000 due May 31, 2017.

b)

On December 7, 2012, the Company entered into a facility agreement with IPP Ltd., a private company controlled by the chairman of the Company. The funding is in the form of an interest free unsecured loan of up to $720,000 to the Company due to be repaid on or before June 30, 2015, as amended. As at November 30, 2014, IPP Ltd. had provided the total of $720,000 to the Company pursuant to this facility agreement.

c)

On October 9, 2013, the Company entered into a facility agreement with C&F. The funding is in the form of an interest free unsecured loan to the Company of up to $405,000 due to be repaid on or before June 30, 2015, as amended. As at November 30, 2014, C&F had provided the total of $405,000 to the Company pursuant to this facility agreement.

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

The critical accounting policies are disclosed in footnote 2 of our Company’s interim unaudited consolidated financial statements for the fiscal quarter ended November 30, 2014 (Item 1, above).

We believe the critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required because we are a smaller reporting company.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), Reyno Scheepers, and the Company’s Chief Financial Officer (“CFO”), Melinda Hsu, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this report. Based upon the evaluation, the Company’s CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report (that is, as of November 30, 2014), due to the material weaknesses in our internal control over financial reporting as disclosed in the Company’s annual report for our fiscal year ended May 31, 2014, which have not been completely resolved as of November 30, 2014.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 23, 2014, RCR offered to dismiss its lawsuit and settle the case if the Company returned the 4,000,000 shares of RCR stock it previously received from RCR as payment under one of the purchase agreements. The Company accepted RCR’s offer. However, before a formal settlement agreement was signed, RCR reneged on the settlement and its counsel withdrew from the case. Accordingly, the Company has filed an application in New York Supreme Court to enforce the parties’ settlement agreement. While that application is pending, the Company will be conducting non-party depositions, which is likely the final phase of discovery.

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

Item 1A.	Risk Factors

Not required because we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit	Description of Exhibit
Number

3.1(1)	Articles of Incorporation.

3.2(12)	Certificate of Amendment to Articles of Incorporation.
3.3(21)	Articles of Merger as filed with the Nevada Secretary of State.
3.3(3)	Amended Bylaws, as amended on September 5, 2006.
10.1(4)	Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.
10.2(4)	Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.
10.3(4)	Asset Purchase Agreement with Megadeposit Explorers Ltd.
10.4(5)	Amendment No. 1 to Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.
10.5(5)	Amendment No. 1 to Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.
10.6(5)	Amendment No. 1 to Asset Purchase Agreement with Megadeposit Explorers Ltd.
10.7(6)	Amendment No. 2 to Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.
10.8(6)	Amendment No. 2 to Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.
10.9(6)	Amendment No. 2 to Asset Purchase Agreement with Megadeposit Explorers Ltd.
10.10(7)	Strategic Alliance Agreement between the Company and Canaco Resources Inc.
10.11(8)	Option Agreement between the Company and Canaco Resources Inc.
10.12(9)	Amendment No. 1 to Strategic Alliance Agreement between the Company and Canaco Resources Inc.
10.13(9)	Kwadijava Option Agreement.
10.14(9)	Negero Option Agreement.
10.15(10)	Joint Venture Agreement with Mkuvia Maita.
10.16(11)	2007 Stock Incentive Plan.
10.17(14)	2008 Stock Incentive Plan.
10.18(11)	Consulting Agreement with Harpreet Sangha.
10.19(11)	Consulting Agreement with Rovingi.
10.20(13)	Joint Venture Agreement with Mkuvia Maita dated June 5, 2009.
10.21(15)	Agreement with Ruby Creek Resources, Inc. dated November 7, 2009.
10.22(16)	Purchase Agreement with Ruby Creek Resources, Inc., dated for reference May 19, 2010.
10.23(17)	August 2010 Stock Incentive Plan.
10.24(18)	Mineral Property Acquisition Agreement between the Company and IPP Gold Limited, dated September 15, 2010, ratified by the Company’s Board of Directors on September 21, 2010.
10.26(19)	November 2010 Stock Incentive Plan.
10.27(20)	Mineral Property Acquisition Agreement between the Company and Handeni Resources Limited, dated August 5, 2011.
10.28(22)	Executive Consulting Services Agreement between the Company and Amica Resource Inc., dated February 28, 2012.
10.29(23)	Unsecured Term Loan Facility Agreement between the Company and IPP Ltd. dated December 7, 2012
10.30(24)	Unsecured Term Loan Facility Agreement between the Company and Consultancy & Finance Company Associates Ltd. dated October 9, 2013
10.31*	Unsecured Term Loan Facility Agreement between the Company and Consultancy & Finance Company Associates Ltd. dated November 20, 2014

14.1(2)	Code of Ethics.
21.1	Subsidiaries of the Registrant: a. Douglas Lake Tanzania Limited (Tanzania); and b. HG Limited (Tanzania) (formerly: DLM Tanzania Limited (Tanzania)).
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: January 12, 2015