Form 10-Q
period 2015-02-28
HANDENI GOLD INC.
filed 2015-04-01
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 193

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
Yes [   ]      No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date,
321,416,654 shares of common stock as of March 31, 2015.

HANDENI GOLD INC. (FORMERLY DOUGLAS LAKE MINERALS INC.)

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
February 28, 2015

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

PART I – FINANCIAL INFORMATION

Item 1.                     Financial Statements

The following unaudited interim consolidated financial statements of Handeni Gold Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

Handeni Gold Inc.
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	February 28, 2015	May 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$82,801	$532,694
Amounts receivable (Note 3)	36,341	34,326
Prepaid expenses and deposits (Note 4)	4,637	15,076
Total Current Assets	123,779	582,096
Restricted cash equivalent (Note 5)	13,806	26,522
Restricted marketable securities (Note 6)	-	73,600
Mineral licenses (Note 7)	1,650,000	1,650,000
Property and equipment, net (Note 8)	2,576	55,446

TOTAL ASSETS	$1,790,161	$2,387,664

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$66,105	$109,432
Accounts payable and accrued liabilities - related parties (Note 9)	422,500	277,500
Current portion of loans from related parties (Note 9 (a))	1,125,000	1,070,683
Total Current Liabilities	1,613,605	1,457,615
Loans from related parties (Note 9 (a))	80,000	-
Total Liabilities	1,693,605	1,457,615

Commitments and Contingencies (Notes 1, 7 and 13)

Stockholders' Equity
Common stock (Note 10)
Authorized: 500,000,000 shares, $0.001 par value Issued and outstanding: 321,416,654 shares (May 31, 2014 – 321,416,654 shares)	321,417	321,417
Additional paid-in capital (Note 10)	116,414,824	116,414,824
Donated capital	305,290	222,495
Accumulated other comprehensive loss	-	(86,400)
Accumulated deficit	(116,944,975)	(115,942,287)
Total Stockholders' Equity	96,556	930,049

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,790,161	$2,387,664

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
Interim Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(Unaudited)

	For the Three Months Ended,		For the Nine Months Ended,
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014

Revenue	$-	$-	$-	$-

Expenses
Consulting fees	3,610	-	14,530	22,500
Depreciation	14,557	46,320	52,719	143,971
Exploration expenses	35,925	70,678	174,245	180,885
Gain on disposal or write-down of equipment	-	-	(20,058)	(2,820)
General and administrative	110,450	138,281	340,655	382,309
Interest expense	28,638	23,469	82,795	58,595
Professional	57,198	16,008	107,013	52,290
Rent	332	17,871	58,875	70,216
Travel and investor relations	4,871	9,508	32,037	14,695
Total Expenses	255,581	322,135	842,811	922,641
Loss From Operations	(255,581)	(322,135)	(842,811)	(922,641)
Other Income (Expenses)
Impairment of marketable securities (Note 6)	(53,600)	-	(140,000)	(1,000,000)
Loss on marketable securities (Note 6)	(20,000)	-	(20,000)	-
Interest income	28	61	123	216
Total other (Expenses) / Income	(73,572)	61	(159,877)	(999,784)

Net Loss	(329,153)	(322,074)	(1,002,688)	(1,922,425)
Other Comprehensive Loss
Unrealized gain (loss) on marketable securities	-	15,600	-	(74,400)

Comprehensive Loss	$(329,153)	$(306,474)	$(1,002,688)	$(1,996,825)

Net Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	321,416,654	321,416,654	321,416,654	321,416,654

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the Nine Months Ended,
	February 28, 2015	February 28, 2014
CASH PROVIDED BY (USED IN):
Operating Activities:
Net loss	$(1,002,688)	$(1,922,425)
Adjustments for non-cash items in net loss:
Depreciation	52,719	143,971
Donated capital, services, interest and rent	82,795	58,595
Impairment of marketable securities	140,000	1,000,000
Loss on marketable securities	20,000	-
Loss on unrealized foreign exchange	2,332	1,983
Gain on disposal or write-down of equipment	(20,058)	(2,820)
Changes in non-cash operating working capital:
Amounts receivable	(2,015)	46,257
Prepaid expenses and deposits	10,439	55,336
Accounts payable and accrued liabilities	(43,327)	(50,131)
Due to related parties	145,000	124,319
Cash Used in Operating Activities	(614,803)	(544,915)

Investing Activities:
Proceeds from disposal of equipment	20,209	6,623
Redemption of restricted cash equivalent	10,384	-
Purchase of property and equipment	-	(1,690)
Cash Provided by Investing Activities	30,593	4,933

Financing Activities:
Loan from a related party	134,317	475,000
Cash Provided by Financing Activities	134,317	475,000

Decrease in cash	(449,893)	(64,982)

Cash, at beginning of the period	532,694	206,402

Cash, at end of the period	$82,801	$141,420

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of February 28, 2015
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at February 28, 2015, the Company has not generated any revenues and has accumulated losses of $116,944,975 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company plans to raise equity and/or debt financing to fund its operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its subsidiaries described as follows. In June 2011, the Company incorporated in Tanzania a wholly-owned subsidiary, HG Limited (formerly DLM Tanzania Limited), which undertakes mineral property exploration activities in Tanzania. The Company also has a wholly-owned non-operating Tanzanian subsidiary (Douglas Lake Tanzania Limited).

All significant intercompany transactions and balances have been eliminated. The Company’s fiscal year-end is May 31.

	b)	Interim Consolidated Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended May 31, 2014, included in the Company’s Annual Report on Form 10-K filed on August 19, 2014 with the SEC.

The interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at February 28, 2015, and the results of its operations and cash flows for the interim period ended February 28, 2015. The results of operations for the three and nine months ended February 28, 2015 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of February 28, 2015
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	e)	Comprehensive Income (Loss)

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. As at February 28, 2015, the Company’s only component of other comprehensive loss and accumulated other comprehensive loss is an unrealized fair value loss on marketable securities.

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

Property and equipment consists of office equipment, automobiles and computer software recorded at cost and depreciated on a straight-line basis as follows:

Automobiles	3 years
Camp and equipment	3 years
Office furniture and equipment	3 years
Software	1 year

i)	Mineral Property Costs

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

In accordance with ASC 360, Property Plant and Equipment the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of February 28, 2015
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	k)	Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440 Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of February 28, 2015 and May 31, 2014.

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

The functional and reporting currency of the Company is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with ASC 830 Foreign Currency Translation Matters, using the exchange rate prevailing at the consolidated balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average rates are used to translate revenues and expenses.

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

	p)	Reclassification

Certain reclassifications have been made to the prior periods’ consolidated financial statements to conform to the current period’s presentation.

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of February 28, 2015
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	q)	Recently Issued Accounting Pronouncements

The Company has adopted all new accounting pronouncements that are mandatorily effective and none have a material impact on its consolidated financial statements.

New accounting pronouncements effective June 1, 2015

During the period ended February 28, 2015, the Company elected to early adopt Accounting Standards Update No. 2014- 10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this standard allowed the Company to remove the previously disclosed inception-to-date information and all references to exploration stage.

The Company does not believe that there are any other new accounting pronouncements that have been issued that are expected to have a material impact on its financial position or results of operations.

3.	Amounts Receivable

The components of amounts receivable are as follows:

	February 28,	May 31,
	2015	2014
	$	$

Recoverable value added tax	29,718	23,202
Recoverable harmonized sales tax	6,565	9,765
Other receivable	58	1,359

	36,341	34,326

4.	Prepaid Expenses and Deposits

The components of prepaid expenses and deposits are as follows:

	February 28,	May 31,
	2015	2014
	$	$

General and administrative	3,601	2,343
Rent	1,036	12,733

	4,637	15,076

5.	Restricted Cash Equivalent

As of February 28, 2015, the Company has pledged a GIC of $13,806 (May 31, 2014: $26,522) as security held on a corporate credit card.

6.	Restricted Marketable Securities

		February 28, 2015			May 31, 2014
		Fair Value	Other-than-		Fair Value	Other-than-
		Based On	temporary	Loss on	Based On	temporary	Accumulated
		Quoted	Impairment	Marketable	Quoted	Impairment	Unrealized
	Cost	Market Price	Loss	Securities	Market Price	Loss	Loss
	$	$	$	$	$	$	$
Ruby Creek Resources Inc., 4,000,000 shares	2,760,000	-	(2,740,000)	(20,000)	73,600	(2,600,000)	(86,400)

The four million restricted shares of common stock of Ruby Creek Resources Inc. (“RCR”) were issued to the Company on December 16, 2010 as partial consideration to purchase the mineral property interests under the agreements between RCR and the Company. The initial fair market value of these shares was $2,760,000 based on RCR’s quoted stock price on the issuance date.

On January 13, 2015, the Company reached a binding settlement to its litigation with RCR. Under the terms of the settlement, the Company will return the 4,000,000 shares of restricted RCR common stock to RCR (see Note 13, below). As a result, the Company has recorded a loss on marketable securities of $20,000 related to the pending return of these shares. As of February 28, 2015, the Company has recognized a total of $2,740,000 (May 31, 2014: $2,600,000) in other than temporary impairment on these RCR restricted shares.

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of February 28, 2015
(Expressed in U.S. dollars)
(Unaudited)

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

On September 1, 2010, the Company entered into a Transaction Fee Agreement with a consultant for services related to soliciting offers from and in assisting in the negotiation with potential Company financiers, purchasers, acquisition targets and/or joint venture development partners (each such party being a “Potential Investor”). The initial term of the agreement was a period of 60 days and automatically renews monthly unless otherwise specifically renewed in writing by each party or terminated by the Company. Pursuant to the agreement, the Company agreed to pay the consultant a transaction fee for each completed property acquisition transaction in Tanzania (a “Completed Transaction”). The transaction fee is 12.5% of the shares issuable under each Completed Transaction, payable in restricted common shares at the lowest priced security issuable under each Completed Transaction. On September 30, 2010, the Company issued 16,666,667 restricted shares of common stock pursuant to the Transaction Fee Agreement in relation to the acquisition of the Handeni Properties.

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

The company now holds a total of approximately 423.03 km2 (53% of its previous license area). During October 2014, the Company fulfilled the requirements for its licenses to be uploaded on the Topo Cadastral system of the Ministry of Minerals and Energy of Tanzania. This enables rigorous control and transparency of all aspects of licensing, reporting and renewal of properties.

During the nine months ended February 28, 2015, the Company paid $62,584 (nine months ended February 28, 2014: $54,633) in annual rental and licenses renewal fees for PLs. Such license related fees have been recorded as exploration expenses.

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

	b)	Mkuvia Alluvial Gold Project, Tanzania, Africa

The Mkuvia Alluvial Gold Project was comprised of four PLs covering a total area of 380 square kilometers located in the Nachingwea District, Lindi Region of the Republic of Tanzania. The Company is aware that the four PLs expired during May and June of 2012. As at February 28, 2015 and May 31, 2014, the Company has no capitalized costs related to the Mkuvia Alluvial Gold Project.

On January 13, 2015, the Company reached a binding settlement agreement with regards to its litigation with RCR (see Note 13, below). Based on this agreement with RCR, the Company relinquished its interest in the Mkuvia Alluvial Project.

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of February 28, 2015
(Expressed in U.S. dollars)
(Unaudited)

8.	Property and Equipment

	February 28, 2015			May 31, 2014
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
	$	$	$	$

Automobiles	290,014	290,014	-	4,583
Camp and equipment	197,011	196,934	77	42,242
Office furniture and equipment	100,222	98,166	2,056	6,635
Software	7,930	7,487	443	1,986

	595,177	592,601	2,576	55,446

9.	Related Party Transactions

a)	The Company has entered into the following facility agreements with related parties:

i)

On December 7, 2012, and as amended on September 4, 2013 and June 18, 2014, the Company entered into a facility agreement with IPP Ltd., a private company controlled by the Chairman of the Company. The funding is in the form of an interest free unsecured loan to the Company of up to $720,000 due June 30, 2015. As of February 28, 2015, IPP Ltd. has fully advanced $720,000 (May 31, 2014: $695,683) to the Company pursuant to this facility agreement.

ii)

On October 9, 2013, and as amended on June 18, 2014, the Company entered into a facility agreement with Consultancy & Finance Company Associates Ltd. (“C&F”), a private company controlled by the Chairman of the Company. The funding is in the form of an interest free unsecured loan to the Company of up to $405,000 due June 30, 2015. As of February 28, 2015, C&F has fully advanced $405,000 (May 31, 2014: $375,000) to the Company pursuant to this facility agreement.

iii)

On November 20, 2014, the Company entered into a facility agreement with C&F. The funding is in the form of an interest-free unsecured loan to the Company of up to $500,000 due May 31, 2017. As of February 28, 2015, C&F has advanced $80,000 to the Company pursuant to this facility agreement.

For the nine months ended February 28, 2015, $82,795 (nine months ended February 28, 2014: $58,595) of deemed interest was calculated at an annual interest rate of 10% which approximates the fair market value of the borrowings, and was recorded as interest expense and donated capital.

b)

During the nine months ended February 28, 2015 and 2014, the Company incurred administration and professional services fees of $108,000 to a director, the current President and Chief Executive Officer (the “CEO”), and there was a total of $270,000 remaining payable as at February 28, 2015 (May 31, 2014: $162,000). In addition, during the nine months ended February 28, 2015 and 2014, the Company incurred geological service fees of $27,000 to a private company controlled by a person who is related to the CEO and there was a total of $Nil fees remaining payable as at February 28, 2015 (May 31, 2014: $3,000).

During the nine months ended February 28, 2015, the Company also paid $36,000 (nine months ended February 28, 2014: $25,200) representing 60% of annual rental expenses associated with renting the CEO’s family house in Tanzania, pursuant to the Executive Services Agreement.

c)

During the nine months ended February 28, 2015, the Company incurred administration and professional services fees of $96,179 (nine months ended February 28, 2014: $103,561) to the Company’s Chief Financial Officer (the “CFO”).

d)

During the nine months ended February 28, 2015 and 2014, the Company incurred $11,250 of non-executive director’s fees. There was a total of $25,000 fees remaining payable as at February 28, 2015 (May 31, 2014: $23,750).

e)

During the nine months ended February 28, 2015 and 2014, the Company incurred independent directors’ fees of $48,750. As at February 28, 2015, the Company had $127,500 (May 31, 2014: $88,750) of unpaid independent directors’ fees in related party accounts payable and accrued liabilities.

10.	Common Stock and Additional Paid-in Capital

The authorized common stock of the Company consists of 500,000,000 shares, with $0.001 par value. During the nine months ended February 28, 2015 and the year ended May 31, 2014, the Company had no changes in its common stock and additional paid-in capital.

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of February 28, 2015
(Expressed in U.S. dollars)
(Unaudited)

11.	Stock Options

The Company adopted an Stock Option Plan, dated November 29, 2010 (the “November 2010 Stock Incentive Plan”), under which the Company is authorized to grant stock options to acquire up to a total of 40,000,000 shares of common shares. During the nine months ended February 28, 2015 and 2014, there were no stock options granted. At February 28, 2015 and May 31, 2014, the Company had 10,700,000 shares of common stock available to be issued under the November 2010 Stock Incentive Plan.

There were no stock options exercised during the nine months ended February 28, 2015 and during the year ended May 31, 2014, and there were no intrinsic values of outstanding options at February 28, 2015 and May 31, 2014. As at February 28, 2015 and May 31, 2014, all stock options were fully vested. The following table summarizes the continuity of the Company’s stock options:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
	#	$	(years)	$
Outstanding, May 31, 2013	28,300,000	0.23	7.56	-
Outstanding, May 31, 2014	28,300,000	0.23	6.56	-
Outstanding and exercisable, February 28, 2015	28,300,000	0.23	5.82	-

The stock options outstanding are exercisable for cash or on a cashless exercise basis using a prorated formula whereby the number of shares issuable is equal to (a) the average closing price for the five days prior to exercise date (“ACP”) in excess of the exercise price, divided by (b) the exercise price multiplied by (c) the number of options exercised. During the nine months ended February 28, 2015 and the year ended May 31, 2014, no cashless stock options were exercised.

12.	Common Stock Purchase Warrants

During the nine months ended February 28, 2015 and the year ended May 31, 2014, there were no stock purchase warrants granted. During the year ended May 31, 2014, 13,554,155 stock purchase warrants expired. The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted	Weighted Average
		Average	Remaining Contractual
	Number of Warrants	Exercise Price	Life
	#	$	(years)
Balance, May 31, 2013	13,554,155	0.52	0.33
Expired	(13,554,155)	-	-
Balance, February 28, 2015 and May 31, 2014	-	-	-

13.	Commitments and Contingencies

On February 8, 2012, RCR filed a lawsuit against the Company in the Supreme Court, State of New York, in which RCR alleged that the Company participated in a fraudulent transfer of certain mineral property interests in Tanzania that RCR had the right to purchase pursuant to a series of agreements with the Company.

On January 13, 2015, the Company reached a binding settlement of its litigation with RCR, and is currently waiting for RCR to finalize the formal settlement documentation. The settlement does not require any monetary payment by the Company to RCR. Under the terms of the settlement, the Company will turn over its interest in Ruby Creek Resources (Tanzania) Limited and has agreed to return the 4,000,000 shares of restricted RCR common stock to RCR (See Note 6, above). Both parties have agreed to dismiss their respective claims, with prejudice, and the litigation is now concluded.

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

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of February 28, 2015
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

As at February 28, 2015, there were no liabilities measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet. Assets measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of February 28, 2015, as follows:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	February 28,
	(Level 1)	(Level 2)	(Level 3)	2015
Assets:
Cash	$82,801	$–	$–	$82,801
Restricted cash equivalent	13,806	–	–	13,806

Total assets measured at fair value	$96,607	$–	$–	$96,607

As at May 31, 2014, there were no liabilities measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet. Assets measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of May 31, 2014, as follows:

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

The Company operates in one reportable segment, being the acquisition and exploration of mineral properties. Segmented information has been compiled based on the geographic regions that the Company and its subsidiary registered and performed exploration and administration activities. Assets by geographical segment are as follows:

	Canada	Tanzania, Africa	Total
Current assets	$50,169	$73,610	$123,779
Restricted cash equivalent	13,806	-	13,806
Mineral licenses	-	1,650,000	1,650,000
Equipment, net	895	1,681	2,576
Total assets, at February 28, 2015	$64,870	$1,725,291	$1,790,161

	Canada	Tanzania, Africa	Total
Current assets	$147,957	$434,139	$582,096
Restricted cash equivalent	26,522	-	26,522
Restricted marketable securities	73,600	-	73,600
Mineral licenses	-	1,650,000	1,650,000
Property and equipment, net	4,061	51,385	55,446
Total assets, at May 31, 2014	$252,140	$2,135,524	$2,387,664

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months and nine months ended February 28, 2015 and 2014 should be read in conjunction with our unaudited interim financial statements and related notes for the three months and nine months ended February 28, 2015 and 2014 included herewith and our audited consolidated financial statements as at May 31, 2014, May 31, 2013 and for the period from inception (January 5, 2004) to May 31, 2014 included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2014 as filed with the SEC. All financial information in this Management’s Discussion and Analysis (“MD&A” or the “discussion”) is expressed and prepared in conformity with U.S. generally accepted accounting principles. All dollar references are to the U.S. dollar, the Company’s reporting currency, unless otherwise noted. Some numbers in this MD&A have been rounded to the nearest thousand for discussion purposes.

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

Overview

We are engaged in the acquisition and exploration of mineral properties. Our principal area of focus is the Handeni Gold Project located in the Handeni district, within the Tanga region of the Republic of Tanzania in East Africa, in which we have interests in mineral claims through prospecting licenses (“PLs”) and/or primary mining licenses (“PMLs”) issued by the government of the Republic of Tanzania. None of our mineral claims contain any substantiated mineral deposits, resources or reserves of minerals to date. Exploration has been carried out on these claims, in particular the eight PLs in the Handeni District. Accordingly, additional exploration of these mineral claims is required before any conclusion can be drawn as to whether any commercially viable mineral deposit may exist on any of our mineral claims. Our plan of operations is to continue exploration and drilling work when funds are available in order to ascertain whether our mineral claims warrant further advanced exploration to determine whether they possess commercially exploitable deposits of minerals. We will not be able to determine whether or not any of our mineral claims contain a commercially exploitable mineral deposit, resource or reserve, until appropriate exploratory work has been completed and an economic evaluation based on that work concludes economic viability.

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

Fig. 1: Location Map: Handeni Property in Tanzania.

Prospecting Licenses (PLs)

Currently, our primary focus is on the undivided 100% legal, beneficial and registerable interest in and to eight PLs, located in the Handeni District of Tanzania. The total area held by the Company in the Handeni district is now 423.03 km2 (Fig. 2) (Table 1).

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

Table 2: Handeni Gold Prospecting Licenses December 2, 2014

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

Subsequent to the publishing of the April 25, 2011 NI 43-101 report by Mr. Howard, the Company produced numerous in-house technical reports and is in the process of compiling an updated NI 43-101 report that will include the updated model for mineralization on our Handeni property. The drilling conducted by the Company was done implementing and following procedures recommended by SRK (Stephen, Roberstson and Kirsten).

Property Description

General

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

Tanzania is Africa’s fourth leading gold producer, with several major companies producing and exploring for gold, mostly in northwestern Tanzania, south of Lake Victoria, in an area informally known as the Lake Victoria gold belt.

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

•

Twenty-eight (28) diamond core holes (5,347 meters) were drilled on the Magambazi East and related targets and delineated a gold enriched mineralization zone extending for a distance of approximately 500 meters to the south east of the Magambazi Hill mineralization as defined by CRI. The best intersection achieved on the main zone was 4.2 g/t over 5 meters. In addition a mineralization zone to the north of the main zone (the North eastern Zone) shows gold potential. The strike distance of this zone on the Handeni Gold property is approximately 330 meters. The most promising intersection on this zone was 3.75 g/t over 1 meter. A mineralization zone with a strike distance of approximately 450 m to the south of the main zone (the South western Zone) was also intersected. Four mineralized intersections were obtained in this zone of which 1.31 g/t over 1 meter was the best intersection obtained.

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

Of the three drill holes drilled on the chargeability zone (KW3_01, KW3_02 and KW3_03) all three intersected the zone associated with gold mineralization in the Handeni area but only KW3_01 yielded anomalous gold values of 0.24 g/t over 1 m intersections. Thus, despite large percentages of pyrite, as well as some arsenopyrite being present in most of the core intersected on the chargeability anomaly as outlined, general gold values over this anomaly are unexpectedly low. The potential for gold on the perimeter of the chargeability zone however remains high and further drilling is required.

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

•

The results of the soil sampling program on Target 5 received to date are highly encouraging with gold in soil values of up to 200 ppb encountered. Au (gold) assay results received for 2331 samples coincides with a magnetic and electro-magnetic geophysical anomaly on surface over an area of approximately 1.8 km (N-S) by 900 m (E-W). The anomalous gold zone apparently dips E - SE as part of a large fold structure. High Au values coincide with topographic highs. The evaluation of this target will be continued by pitting, trenching and ground IP.

During the 2013 – 2014 periods up to date we achieved the following:

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

•

An extensive soil sampling program and ground magnetic survey on the Mjembe target has been completed. Mjembe is located on PL6744/2010 and is a known artisanal mining site. The selected survey and sample area consisted of an approximately 23 km2 block. A total of 5,068 soil samples have been analysed for a suite of major and trace elements by desk top Energy dispersive XRF. The aim of the exercise was to delineate narrower target areas, to define a usable element suite indicative of gold mineralization that would reduce the number of samples submitted for Au assays, to evaluate the correlation (if any) between various geophysical parameters and geochemistry and to define targets within the 23km2 block that may develop into drill targets. The results are highly encouraging.

An EM (electromagnetic) anomaly of approximately 5.5 km (NNE strike distance) is particularly well defined and corroborated by enriched Fe and a depletion in Sr as determined in soil samples. Anomalously enriched As, Cu, Co and Zn values also coincide with the geophysical anomaly. The artisanal gold activity is on the north western fringe of the electromagnetic and geochemical anomaly. Ground magnetic data outlines a superimposed NW-SE structural trend seemingly coinciding with the geochemical anomalies and artisanal mining sites. Preliminary interpretation suggests that the Mjembe anomalous area represents a target within a plunging sheeth fold on a scale of 10 km by 3.5 km. The geophysics indicates the continuation of this structure in depth to the east of the surface geochemical anomaly. Exploration on each of the anomalies within this structure will now focus on more detailed ground geophysics and mapping to be able to prepare drill targets within the larger Mjembe target area.

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

Four of our mineral interests in Tanzania are currently held under PLs granted pursuant to the Mining Act for an initial period of three years and are renewable in two successive periods of two years only. The remaining four PL’s are being held under the 2010 Mining Act and are valid for an initial period of 4 years (the initial period expiring in 2018 (Table 2)). Following this the first renewal is for 3 years and the second renewal for 2 years, each renewal accompanied by a mandatory relinquishment of at least 50% of the license area. The application fees are $300 on initial application and $300 for each renewal. There is a preparation fee of $500 applicable on each license. The annual rent for the licenses are $100/km2 (initial period), $150/km2 (1st renewal) and $200/km2 (2nd renewal).

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

Employees

Other than our directors and executive officers, we had approximately five full-time equivalent employees and consultants as of February 28, 2015, all located in Tanzania. We also retain independent geologists and consultants on a contract basis to conduct the work programs on our mineral properties in order to carry out our plan of operations.

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

h)	Drastically reduce our land holding in our Handeni properties to remain with only targets with high potential.
i)	A re-evaluation of some target areas by doing bulk leaching analyses for Au instead of standard assays.

The estimated budget for the completion of these exploration programs is provided below:

EXPLORATION WORK	BUDGET ($)
Ground Geophysics	50,000
Mapping, trenching, sampling, etc.	50,000
Drilling	250,000
Geologists, field personnel and general exploration	250,000
Sundry & contingencies	200,000
TOTAL	$800,000

At February 28, 2015, we had cash of $83,000 but a working capital deficit of $1,490,000. On November 20, 2014, the Company entered into a facility agreement with a related party. The funding is in the form of an interest free unsecured loan to the Company of up to $500,000 due May 31, 2017. As of the date of this report, the Company has received $125,000 pursuant to this facility agreement. In addition, the Company has $1.125 million in loans from related parties due June 30, 2015.

We assume such related parties’ loans to the Company from the Company’s major shareholder will not be demanded for repayment at the due date. As such, we estimate that we will still need a minimum of $1.1 million additional funds in order to cover our planned operations over the fiscal year ending May 31, 2015. Our actual expenditures may exceed our estimations.

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

Results of Operations

We have had no operating revenues and accumulated net loss of $117 million since our inception (January 5, 2004) to February 28, 2015. The following table sets out our losses from operations for the periods indicated:

	For the Three Months Ended,		For the Nine Months Ended,
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014

Revenue	$-	$-	$-	$-
Expenses
Consulting fees	3,610	-	14,530	22,500
Depreciation	14,557	46,320	52,719	143,971
Exploration expenses	35,925	70,678	174,245	180,885
Gain on disposal or write-down of equipment	-	-	(20,058)	(2,820)
General and administrative	110,450	138,281	340,655	382,309
Interest expense	28,638	23,469	82,795	58,595
Professional	57,198	16,008	107,013	52,290
Rent	332	17,871	58,875	70,216
Travel and investor relations	4,871	9,508	32,037	14,695
Total Expenses	255,581	322,135	842,811	922,641
Loss From Operations	(255,581)	(322,135)	(842,811)	(922,641)
Other Income (Expenses)
Impairment of marketable securities	(53,600)	-	(140,000)	(1,000,000)
Loss on marketable securities	(20,000)	-	(20,000)	-
Interest income	28	61	123	216
Total other (Expenses) / Income	(73,572)	61	(159,877)	(999,784)
Net Loss	(329,153)	(322,074)	(1,002,688)	(1,922,425)

Three Months Ended February 28, 2015 Compared to Three Months Ended February 28, 2014

Our net loss for the three months ended February 28, 2015 was $329,000, compared to $322,000 for the same period ended February 28, 2014, the difference is mainly due to $53,600 permanent impairment of marketable securities and loss on marketable securities of $20,000 recorded during the three months ended February 28, 2015 and the following operation expenses changes.

Our operating expenses for the three months ended February 28, 2015 decreased by $67,000 to $255,000 from $322,000 for the same period ended February 28, 2014, and the main changes are as follows:

  our general and administrative fees decreased by $28,000 to $110,000 during the period ended February 28, 2015 (2014 - $138,000), primarily due to continuing cost management; At February 28, 2015, approximately $423,000 (May 31, 2014 - $278,000) of general and administrative fees remained as payables due to related parties;

  our exploration expenses decreased by $35,000 to $36,000 during the three months ended February 28, 2015 (2014 - $71,000) mainly due to our reduced exploration and drilling activities caused by our funding limitations;

  depreciation fees decreased by $32,000 to $14,000 during the three months ended February 28, 2015 (2014 - $46,000) mainly because the majority of our equipment was fully depreciated;

  interest expenses increased by $5,000 to $28,000 during the three months ended February 28, 2015 (2014 - $23,000), which represented deemed interest on an interest free unsecured loan from a related party. Such deemed interest was recorded as donated capital;

  our professional fees increased by $41,000 to $57,000 during the three months ended February 28, 2015 (2014 - $16,000) primarily due to increased legal fees on the RC litigation;

  our rent expenses decreased by $18,000 during the three months ended February 28, 2015 compared to the same period ended February 28, 2014 mainly because our Vancouver office lease expired and our Tanzania office has been moved to a smaller space; and

  our travel and investor relations expenses decreased by $5,000 to $5,000 during the three months ended February 28, 2015 (2014 - $10,000) primarily due to less travel expenses incurred for investors relations.

Nine Months Ended February 28, 2015 Compared to Nine Months Ended February 28, 2014

Our net loss for the nine months ended February 28, 2015 was $1,003,000, compared to $1,922,000 for the same period ended February 28, 2014, the difference mainly due to $860,000 additional permanent impairment of marketable securities recorded during the nine months ended February 28, 2014.

Our operating expenses for the nine months ended February 28, 2015 decreased by $80,000 to $843,000 from $923,000 for the same period ended February 28, 2014, and the main changes are as follows:

  our consulting, general and administrative fees decreased by $50,000 to $355,000 during the nine months ended February 28, 2015 (2014 - $405,000), primarily due to continuing cost management; At February 28, 2015, approximately $423,000 (May 31, 2014 - $278,000) of general and administrative fees remained as payables due to related parties;

  our exploration expenses decreased slightly by $7,000 to $174,000 during the nine months ended February 28, 2015 (2014 - $181,000) mainly due to decreased exploration activities caused by our funding limitations;

  depreciation fees decreased by $91,000 to $53,000 during the nine months ended February 28, 2015 (2014 - $144,000) mainly because the majority of our equipment was fully depreciated;

  gain on disposal of equipment increased by $17,000 to $20,000 during the nine months ended February 28, 2015 (2014 - $3,000) mainly due to vehicle and office furniture disposal in our subsidiary in Tanzania.

  interest expenses increased by $24,000 to $83,000 during the nine months ended February 28, 2015 (2014 - $59,000), which represented deemed interest on an interest free unsecured loan from a related party. Such deemed interest was recorded as donated capital;

  our professional fees increased by $55,000 to $107,000 during the nine months ended February 28, 2015 (2014 - $52,000) primarily due to increased legal fees on the RC litigation and additional audit fees in Tanzania related to our subsidiary’s value added tax recovery;

  our rent decreased by $11,000 to $59,000 during the nine months ended February 28, 2015 (2014: $70,000) representing 60% of rental expense associated with renting our Chief Executive Officer’s family house in Tanzania pursuant to the Executive Services Agreement, offset by a significant decrease on the rent on our Tanzania office as a result of moving to a small office and Vancouver office lease expiry; and

  our travel and investor relations expenses increased by $17,000 to $32,000 during the nine months ended February 28, 2015 (2014 - $15,000) primarily due to travel expenses incurred for an in-person Board of Directors meeting held in Dar er Salaam, Tanzania.

Liquidity and Capital Resources

We estimate that our total expenditures for our fiscal year ending May 31, 2015 will be approximately $1.7 million, as outlined above under the heading “Plan of Operations”. At February 28, 2015, we had cash of $83,000 but a working capital deficit of $1,490,000.

We entered into facility agreements with private companies controlled by our Chairman of the Board of Directors in December 2012 and October 2013. The funding is in the form of interest free unsecured loans to the Company of up to $1,125,000 due June 30, 2015. As of the date of this report, we received a total of $1,125,000 pursuant to these facility agreements.

On November 20, 2014, the Company entered into an additional facility agreement with a private company controlled by our Chairman of the Board of Directors. The funding is also in the form of an interest free unsecured loan to the Company of up to $500,000 due May 31, 2017. As of the date of this report, we received a total of $170,000 with $330,000 funds available to be withdrawn pursuant to this facility agreement.

As of February 28, 2015, there was $30,000 of recoverable value added tax paid in Tanzania and $7,000 of recoverable goods and services tax paid in Canada. Such recoverable amounts were included in our working capital and expected to be refunded during the fiscal year 2016.

We believe that we have insufficient capital to fund our plan of operations through the fiscal year ending May 31, 2015. If we exclude $1.125 million of the related parties’ loans from the current liabilities, we still have a working capital deficit of $365,000. During the nine months ended February 28, 2015, our cash used in operating activities was $615,000. As such, we estimate we will be required to obtain a minimum of $1.1 million additional funds in order to pursue our planned operations over the fiscal year ending May 31, 2015.

We have not generated revenues since the date of inception on January 5, 2004, and our cash has been generated primarily from the sale of our securities. We anticipate that we will not generate any revenue in near future. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock, debt financing, joint ventures or some combination of these or other means. We believe that external debt financing will not be an alternative at this stage for funding additional phases of our exploration as we do not have significant tangible assets to secure any debt financing.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $615,000 during the nine months ended February 28, 2015, as compared to $545,000 during the same period in 2014.

Net Cash Used in Investing Activities

Net cash provided in investing activities was $31,000 during the nine months ended February 28, 2015 due to proceeds from disposal of an automobile vehicle and redemption of the restricted cash. During the same period in 2014, net cash from investing activities was $5,000 mainly due to proceeds from disposal of an automobile vehicle.

Net Cash from Financing Activities

During the nine months ended February 28, 2015, we received $134,000 (2014: $475,000) in loans pursuant to facility agreements. We have funded our business to date primarily from sales of our common stock.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the property underlying our mineral claim interest and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. In addition, we had a $1.5 million working capital deficit as of February 28, 2015. For these reasons our auditors stated in their report on our audited consolidated financial statements for the year ended May 31, 2014 that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our common shares, debt financing from our related parties, and/or other financing in order to continue to fund our business operations through our next fiscal year ending May 31, 2016. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Related Party Transactions

The details of related party transactions are disclosed in footnote 9 of our Company’s interim unaudited consolidated financial statements for the fiscal quarter ended February 28, 2015 (Item 1, above).

Segment Disclosures

The Company operates in one reportable segment, located in Tanzania Africa, being the acquisition and exploration of mineral properties. The details of segment disclosures are disclosed in footnote 15 of our Company’s interim unaudited consolidated financial statements for the fiscal quarter ended February 28, 2015 (Item 1, above).

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Contractual Obligations

a)

On November 20, 2014, the Company entered into a facility agreement with Consultancy & Finance Company Associates Ltd. (“C&F”), a private company controlled by the chairman of the Company. The facility is an interest free unsecured loan to the Company of up to $500,000 due May 31, 2017. As of February 28, 2015, we have received $80,000 pursuant to this facility agreement.

b)

On December 7, 2012, the Company entered into a facility agreement with IPP Ltd., a private company controlled by the chairman of the Company. The funding is in the form of an interest free unsecured loan of up to $720,000 to the Company due to be repaid on or before June 30, 2015, as amended. As at February 28, 2015, IPP Ltd. had provided the total of $720,000 to the Company pursuant to this facility agreement.

c)

On October 9, 2013, the Company entered into a facility agreement with C&F. The funding is in the form of an interest free unsecured loan to the Company of up to $405,000 due to be repaid on or before June 30, 2015, as amended. As at February 28, 2015, C&F had provided the total of $405,000 to the Company pursuant to this facility agreement.

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

The critical accounting policies are disclosed in footnote 2 of our Company’s interim unaudited consolidated financial statements for the fiscal quarter ended February 28, 2015 (Item 1, above).

We believe the critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk

Not required because we are a smaller reporting company.

Item 4.                     Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), Reyno Scheepers, and the Company’s Chief Financial Officer (“CFO”), Melinda Hsu, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this report. Based upon the evaluation, the Company’s CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report (that is, as of February 28, 2015), due to the material weaknesses in our internal control over financial reporting as disclosed in the Company’s annual report for our fiscal year ended May 31, 2014, which have not been completely resolved as of February 28, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

a)

On February 8, 2012, Ruby Creek Resources Inc. (“RCR”) filed a lawsuit against the Company in the Supreme Court, State of New York, in which RCR alleged that the Company participated in a fraudulent transfer of certain mineral property interests in Tanzania that RCR had the right to purchase pursuant to a series of agreements with the Company. The Company has always been of the view that such allegations were without merit and, accordingly, vigorously contested the action.

On February 23, 2012, the Company filed a lawsuit against RCR in the Supreme Court of British Columbia (the “British Columbia Action”), seeking relief for RCR’s breach of its payment obligations under the above-referenced agreements and seeking an order that RCR remove the U.S. restrictive legend from RCR shares issued to the Company under the agreements. Prior to reaching the settlement discussed below, RCR remained in default with respect to various scheduled payments due to the Company under the agreements.

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

On January 13, 2015, the Company reached a binding settlement of the New York litigation with RCR, and is currently waiting for RCR to finalize the formal settlement documentation. The settlement does not require any monetary payment by the Company to RCR. Under the terms of the settlement, the Company will turn over its interest in Ruby Creek Resources (Tanzania) Limited and will return to RCR 4,000,000 shares of restricted Ruby Creek common stock previously received from RCR as payment under one of the above-referenced agreements. Both sides have agreed to dismiss their respective claims, with prejudice, and the litigation is now concluded.

b)

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Mine Safety Disclosures

Not applicable.

Item 5                    .. Other Information

None.

Item 6.                     Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit	Description of Exhibit
Number

3.1(1)	Articles of Incorporation.

3.2(12)	Certificate of Amendment to Articles of Incorporation.

3.3(21)	Articles of Merger as filed with the Nevada Secretary of State.

3.3(3)	Amended Bylaws, as amended on September 5, 2006.

10.1(4)	Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.

10.2(4)	Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.

10.3(4)	Asset Purchase Agreement with Megadeposit Explorers Ltd.

10.4(5)	Amendment No. 1 to Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.

10.5(5)	Amendment No. 1 to Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.

10.6(5)	Amendment No. 1 to Asset Purchase Agreement with Megadeposit Explorers Ltd.

10.7(6)	Amendment No. 2 to Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.

10.8(6)	Amendment No. 2 to Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.

10.9(6)	Amendment No. 2 to Asset Purchase Agreement with Megadeposit Explorers Ltd.

10.10(7)	Strategic Alliance Agreement between the Company and Canaco Resources Inc.

10.11(8)	Option Agreement between the Company and Canaco Resources Inc.

10.12(9)	Amendment No. 1 to Strategic Alliance Agreement between the Company and Canaco Resources Inc.

10.13(9)	Kwadijava Option Agreement.

10.14(9)	Negero Option Agreement.

10.15(10)	Joint Venture Agreement with Mkuvia Maita.

10.16(11)	2007 Stock Incentive Plan.

10.17(14)	2008 Stock Incentive Plan.

10.18(11)	Consulting Agreement with Harpreet Sangha.

10.19(11)	Consulting Agreement with Rovingi.

10.20(13)	Joint Venture Agreement with Mkuvia Maita dated June 5, 2009.

10.21(15)	Agreement with Ruby Creek Resources, Inc. dated November 7, 2009.

10.22(16)	Purchase Agreement with Ruby Creek Resources, Inc., dated for reference May 19, 2010.

10.23(17)	August 2010 Stock Incentive Plan.

10.24(18)	Mineral Property Acquisition Agreement between the Company and IPP Gold Limited, dated September 15, 2010, ratified by the Company’s Board of Directors on September 21, 2010.

10.26(19)	November 2010 Stock Incentive Plan.

10.27(20)	Mineral Property Acquisition Agreement between the Company and Handeni Resources Limited, dated August 5, 2011.

10.28(22)	Executive Consulting Services Agreement between the Company and Amica Resource Inc., dated February 28, 2012.

10.29(23)	Unsecured Term Loan Facility Agreement between the Company and IPP Ltd. dated December 7, 2012

10.30(24)	Unsecured Term Loan Facility Agreement between the Company and Consultancy & Finance Company Associates Ltd. dated October 9, 2013

10.31(25)	Unsecured Term Loan Facility Agreement between the Company and Consultancy & Finance Company Associates Ltd. dated November 20, 2014

14.1(2)	Code of Ethics.

21.1	Subsidiaries of the Registrant:

a. Douglas Lake Tanzania Limited (Tanzania); and

b. HG Limited (Tanzania) (formerly: DLM Tanzania Limited (Tanzania)).

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Incorporated by reference to Form SB-2 Registration Statement filed on July 22, 2004.
(2)	Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2005.
(3)	Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2006.
(4)	Incorporated by reference to Current Report on Form 8-K filed on August 4, 2005.
(5)	Incorporated by reference to Current Report on Form 8-K filed on November 21, 2005.
(6)	Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended November 30, 2005.
(7)	Incorporated by reference to Current Report on Form 8-K filed on May 4, 2006.
(8)	Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended August 31, 2006.
(9)	Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended August 31, 2007.
(10)	Incorporated by reference to Current Report on Form 8-K filed on August 6, 2008.
(11)	Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2007.
(12)	Incorporated by reference to Current Report on Form 8-K filed on January 27, 2009
(13)	Incorporated by reference to Current Report on Form 8-K filed on July 16, 2009
(14)	Incorporated by reference to Registration Statement Form S-8 filed on December 30, 2008.
(15)	Incorporated by reference to Current Report on Form 8-K filed on November 13, 2009.
(16)	Incorporated by reference to Current Report on Form 8-K filed on June 21, 2010.
(17)	Incorporated by reference to Annual Report on Form 10-K for the year ended May 31, 2010.
(18)	Incorporated by reference to Current Report on Form 8-K filed on September 27, 2010.
(19)	Incorporated by reference to Annual Report on Form 10-K for the year ended May 31, 2011.
(20)	Incorporated by reference to Current Report on Form 8-K filed on August 10, 2011.
(21)	Incorporated by reference to Current Report on Form 8-K filed on February 15, 2012.
(22)	Incorporated by reference to Current Report on Form 8-K filed on March 2, 2012.
(23)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2012.
(24)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2013.
(25)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2014.

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

Date: March 31, 2015