Form 10-K
period 2015-05-31
HANDENI GOLD INC.
filed 2015-08-21
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

Commission file number 000-50907

HANDENI GOLD INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0430222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 33507,
Plot 82A, ITV Road, Mikocheni Light Industrial Area,	N/A
Dar es Salaam, the United Republic of Tanzania	________
(Address of principal executive offices)	(Zip Code)

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
Yes [  ]     No [X]

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended November 30, 2014, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.0017 per share) on that date, was approximately $293,222.

The registrant had 321,416,654 shares of common stock outstanding as of August 18, 2015.

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

Our principal office is currently located at P.O. Box 33507, Plot 82A, ITV Road, Mikocheni Light Industrial Area, Dar es Salaam, the United Republic of Tanzania, with the phone number of +255 222 70 0084 and the fax number of +255 222 70 00 52. Our Canadian office is located at Suite 200, 5700 Yonge Street, Toronto, ON, Canada, M2M 4K2, with the telephone number of 647-560-5548.

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

Fig. 2. Outline of Handeni Gold PLs in the Handeni district. An area containing 32 PMLs is represented in black

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

Following the 2013 renewal of the properties and acquisition of PLs in the current period, the Company now holds interests in PLs with details as described in Table 2, below.

Table 2: Handeni Gold Prospecting Licenses

PL Number	Granted Date	Expiry Date	Area Size (km2)
6742/2010 6743/2010 6744/2010 6779/2010 9853/2014 10000/2014 10262/2014 10409/2014	5/10/2013 13/10/2013 13/9/2013 13/9/2013 2/7/2014 22/7/2014 25/9/2014 02/12/2014	4/10/2016 12/10/2016 12/9/2016 12/9/2016 1/7/2018 21/7/2018 24/9/2018 01/12/2018	70.32 95.08 97.56 96.84 12.32 33.62 6.97 10.32

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

An enlargement of the “excluded area” as delineated on Fig. 2 is presented below (Fig. 3). An area within the outline of the 32 PML’s without a PML number (Fig. 3) has now been confirmed to be part of PL6743/2010. The block of 32 PMLs, shown in grey below, belongs to the Company as described above and are being explored

Fig. 3: Exclusion areas within PL6743/2010. Note area in white within PML’s is part of PL6743/2010.

West of the western border of PL 6743/2010 are several more PMLs that do not belong to the Company. The area colored in green (Fig. 3) is a unitized block of four PMLs that were apparently acquired by Canaco Resources Inc. (“CRI”) (now East Africa Metals Inc.) from their owners.

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

Subsequent to the publishing of the April 25, 2011 NI 43-101 report by Mr. Howard, the Company produced numerous in-house technical reports and is in the process of compiling an updated NI 43-101 report that will include the updated model for mineralization on our Handeni property. The drilling conducted by the Company was done implementing and following Quality Control and Quality Assessment procedures recommended by SRK (Stephen, Robertson and Kirsten).

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

The Handeni Property

Gold has been known in the Handeni area for many years with some attributing its discovery to the Germans prior to World War One; however, it was the increase in gold prices and consequent increase in artisanal gold mining activity in the Handeni area that led to the discovery of deposits of placer gold, in turn leading in 2003 to a classic gold rush. The discovery and mining of lode deposits followed, soon after, along with the growth of a shanty mining town at the northern base of Magambazi Hill.

Between 2005 and 2010, IPP Gold carried out exploration over its PLR leading to the upgrading of its holdings from one PLR to four PL’s of 800 km2, in August 2010. Exploration work included airborne magnetic and radiometric surveys, ground magnetic surveys, reconnaissance geological mapping, soil sampling, pitting and trenching. It is these four PLs that were acquired by the Company from IPP Gold under a September 2010 agreement.

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

Property Geology

The Handeni area is situated in the Palaeoproterozoic Usugaran/Ubendian Metamorphic Terrane of Tanzania, along the northern extension of the north–trending Proterozoic Mozambique Mobile Belt.

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

Mineralization

The Handeni property is at an early stage of exploration. There are no known mineral resources or reserves on the Handeni property, nor are there any known economically mineable deposits on the property. Gold is found within garnet-amphibolite zones within biotite-feldspar gneiss at three k n o w n locations in the Company’s property, locations where historical lode gold occurrences have been documented. Gold occurs in quartz veins as well as within the garnet amphibolites adjacent to the quartz veins. Proof of this association is informally corroborated by the testimony of local, illegal artisanal miners, who recover gold both from quartz veins and gold-bearing gneiss that is not quartz vein bearing. Gold in the Company’s property has also been documented in soils and placers, at a variety of locations, as well.

Our geophysical and structural geological interpretation on which the drilling program conducted in 2012 was based, supported the mineralization model described above in broad terms.

Whereas gold was known in the Handeni area prior to the arrival in 2005 of the Company’s predecessor, IPP Gold, there is no history of any formal exploration in the area aside from limited work at Magambazi Hill itself and the work conducted in recent years by Canaco (East African Metals) in the region

The foundation for modern exploration activities on the Company’s properties were laid by the exploration work conducted by IPP. Their initial work consisted of soil sampling and a ground magnetic survey over an area of 200 square kilometers covering the area now located within PL6743/2010 immediately east of Magambazi Hill. Over the five years that ensued, this was followed by a series of exploration campaigns involving a variety of exploration methods, in turn followed by interpretation and further work in an iterative fashion. Notable programs during this period included a fixed – wing airborne Magnetic and Radiometric Survey, a ground magnetic survey, geological mapping and structural interpretation as well as several large soil sampling and geochemical surveys.

Handeni Gold’s intensive early exploration program following the Company’s September 2010 agreement with IPP achieved the following in terms of mineralization on the properties:

•	It outlined a number of locations where intensive placer and illegal artisanal gold mining took place within the Handeni property, notably the Kwandege, Magambazi and Mjembe areas.

•

Processed airborne magnetic and radiometric data have delineated linear features that have been interpreted to represent a variety of structures such as shears, thrust faults and cross faults, which undoubtedly influences the location of gold mineralized zones in the properties.

•	Soil geochemical surveying, carried out across some of these interpreted northwest-southeast trending structural features, has revealed several locations hosting anomalous gold in soils.

•

Gold appeared to be further concentrated at the intersection between the northwest-southeast trending structural features and northeast-southwest trending structural features, interpreted to represent later cross faults.

•	These associations suggest a relationship between structures and gold, which provided a basis upon which additional areas within the Handeni property are selected for more detailed gold exploration.

Exploration conducted during the fiscal years 2011 to 2013

The foregoing exploration by IPP was used as a foundation and followed by:

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

•

Evaluation of the economic potential of the three mineralization zones will only be possible with closely spaced directional drilling to follow out the mineralization. We evaluated the Magambazi East project based on an interpretation of the available drill core and detailed mapping. Based on this information and our model of the mineralization at Magambazi East we are now convinced that the gold potential of this target may be proven or disproven with drilling of 5 directional drill holes.

•

Thirty-seven (37) drill holes (4,989 meters in total) have been drilled on the Kwandege mineralized zone, completing the first phase drilling program on this project. Twenty-six of the 32 drill holes on the main Kwandege target yielded gold assay values of more than 0.5 g/t over a one-meter interval or thicker intersection, whereas four of the remaining holes had anomalous gold values of up to 0.49 g/t. An important feature of the Kwandege target is the fact that low level gold values (0.5 g/t to 1 g/t) were encountered in numerous intersections in the drill holes and also confirmed by the latest assay results. Anomalous gold with some potentially economic intersections have been encountered in an E - W (strike) direction of 1,501 meters (based on the results of the completed phase 1 drilling program). The open ended nature of the mineralization in an E-W direction was confirmed.

•

The results of the soil sampling program on Target 5 yielded gold in soil values of up to 200 ppb. Au (gold) assay results received for 2331 samples coincides with a magnetic and electro-magnetic geophysical anomaly on surface over an area of approximately 1.8 km (N-S) by 900 m (E-W). The evaluation of this target is to be continued by pitting, trenching and ground IP.

Exploration conducted during the fiscal year 2014:

During this period, we achieved the following:

•	collected a total of 5,050 soil samples (including blanks and standards) from targets in PL6743 that were analyzed by XRF and submitted to assay laboratories for gold analyses.

•

A soil sampling program on Target 6 (in collaboration with the Tanzania Geological Survey) was completed. Of a total of 2,756 soil samples collected on an area of approximately 16 km2, 935 were analysed by XRF. The results were not highly encouraging and this target did not receive priority status.

•

An area to the east of Magambazi hill was selected as a first target and pilot study area to test the gold distribution in various secondary geological regimes in the Handeni terrain. The following conclusions were drawn from the alluvial program:

a)	The fluvial environment has the largest potential for the extraction of coarse grained gold.

b)

A large proportion of gold is contained as fine grained gold. This conclusion was based on the fact that geochemically analyzed samples of the same locations as the bulk sampled areas yielded significantly higher gold values.

c)	Some specific horizons in the fluvial horizon yield higher values than others.

d)

Allowing for a mere 50% efficiency of the applied processes and the overburden, the grade as well as consistency of gold on this target indicated that it is not economically mineable as an alluvial mining program.

Plans to investigate the alluvial potential of the area surrounding the Kwandege project anomaly as well as several other alluvial targets identified using airborne techniques did not progress due to lack of funding and the resulting shortage of personnel to conduct the program.

•	completed the geophysical evaluation of our four PLs, subsequently reduced in size to eight PL’s covering approximately 423 km2.

•	completed a detailed structural investigation into structural controls on gold mineralization on our prospecting licenses.

•	completed a ground geophysics investigation on the Mjembe target to the southeast of Magambazi.

•

Completed our evaluation process of the application of XRF to identify soil samples with a high likelihood to contain anomalous gold values, proving to be highly successful on the Mjembe target. Following the success of the XRF program described above, the Company embarked on the evaluation of XRF applications to its Magambazi and Kwandege drill core. The aim of the program is to:

a)	Identify more potential gold bearing intersections in the core than that was previously analyzed.

b)	Combine the results of the soil sample XRF results with the drill core results to further refine our XRF applications to our exploration program.

•	Completed a detailed structural interpretation of the Kwandege target with the aim of completion the final recommendations for the further drilling of this target.

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

•	Initiated mapping programs on Target 8 which was subsequently completed.

•

An extensive soil sampling program and ground magnetic survey on the Mjembe target has been completed. Mjembe is located on PL6744/2010 and is a known illegal artisanal mining site. The selected survey and sample area consisted of an approximately 23 km2 block. A total of 5,068 soil samples have been analysed for a suite of major and trace elements by desk top Energy Dispersive XRF. Preliminary interpretation suggests that the Mjembe anomalous area represents a target within a plunging sheeth fold on a scale of 10 km by 3.5 km. The geophysics indicates the continuation of this structure in depth to the east of the surface geochemical anomaly. Exploration on each of the anomalies within this structure will now focus on more detailed ground geophysics and mapping to be able to prepare drill targets within the larger Mjembe target area.

•	Completed mapping and soil sampling programs on target 15 along 47 km line traverses and collected 932 soil samples. XRF analyses on soil samples completed. Selected samples submitted for Au assays.

•	Initiated and completed mapping programs on Target 10 and completed a preliminary soil sampling program on this target (673 samples). XRF analyses were completed and samples selected for Au assays.

•	Initiated and completed mapping programs on target 16 and planning of soil sampling program.

Exploration conducted during the fiscal year 2015:

•

The Company now has 5 high potential drill targets of the 17 areas investigated in detail on its approximately 423 km2 license areas in the Handeni district. Significant anomalous results have been achieved on 3 additional targets.

•

In addition to the geological and geophysical maps produced using remote sensing techniques, a total of 143 km2 (35%) of the license area has been mapped in detail (1:2500 and 1:5000 scale). To date, a total of 37,153 drill and soil samples were taken of which 16,212 were assayed for gold and 19,992 by XRF.

•	Target 5 is now a fully fledged drill target based on the geochemistry and geophysics results obtained. Grab samples on this target yielded a maximum of 3.12 g/t of gold.

•	Nine hundred and thirty five (935) soil samples collected on Target 6 have been analysed by XRF. The results are discouraging and this target did not receive priority status.

•

Exploration on Target 7 (Mjembe) was highly successful and 3 potential drill sites have been delineated within the larger Mjembe target area. The Company is experiencing serious interference and illegal mining activities on all of its Mjembe targets which pose a serious restriction on our exploration activities and the future of our exploration on this target as reported under “Risk Factors - Risks Related to Our Company”.

•

Target 8 has been mapped in detail covering an area of approximately 36 km2. The Company is currently evaluating this target for selection of a soil sampling and potential detail geophysics program. The outcome of this will be based on prioritizing this area in relation to the Gole structure program as discussed below.

•

Target 10 has been mapped in detail and 674 soil samples taken of which 149 were selected based on our XRF screening technique. Although some elevated gold values were obtained the Company will follow this area up utilizing a newly developed assay technique developed and successfully applied to target 16 as reported below. Due to a lack of funding we cannot immediately embark on this planned work.

•	Mapping and XRF analyses on 793 samples from Target 15 (Dolly) have been completed. Mineralization and structural features on this anomaly show many similarities with that of Magambazi hill.

•

Geological mapping on target 16 has been completed and a preliminary 1,923 soil samples taken. Of these 20 high priority samples were selected for evaluation of a specialized technique designed to detect gold anomalies in geological terrains with a complex gold in soil distribution profile. The results were highly encouraging and values of up to 8 g/t in soils were obtained. The Company will undoubtedly apply this technique to some selected other targets as funding becomes available.

•

Detail geological mapping on the Gole sheath fold, a structural feature of 11 km by 4.5 km (Targets 12, 13, 14 and 17), have commenced and is continuing. Potential gold bearing amphibolite zones have been identified, which will be the focus of further investigation.

•

Further detailed mapping was conducted on Target 16. This was followed by gold assays using specialized geochemical techniques to test the potential of increasing the effectivity of the Company’s soil sampling program. The results were highly successful and the Company will implement this technique on Target 10 when funds become available.

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

Metamorphic rocks	Rocks that have been subjected to pressure, temperature or chemical conditions different from which they were formed under.

Mobile belt	A long, relatively narrow crustal region of tectonic activity.

PL	Prospecting license.

PLR	Reconnaissance prospecting license.

PML	Primary mining license.

Proterozoic	The time period from 2,500 million years to 500 million years in the history of the earth.

Quartz	A mineral Group consisting mainly of Si and O (oxygen).

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

Employees

Other than our directors and executive officers, we had approximate four full-time equivalent employees and consultants as of May 31, 2015 located in Tanzania. We also utilize independent geologists and consultants on a contract basis to conduct the work programs on our mineral properties in order to carry out our plan of operations.

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

We have not been profitable since our inception. For the fiscal year ended May 31, 2015, we had a net loss of $1,165,962. Since our inception on January 5, 2004 to May 31, 2015, we had an accumulated net loss of $117,108,249. We have not generated revenues from operations and do not expect to generate revenues from operations unless and until we are able to bring a mineral property into production. The expenditures to be made by us in the exploration of our properties may not result in discoveries of commercially recoverable mineral reserves. There is a risk that we may never bring a mineral property into production that our operations will not be profitable in the future and you could lose your entire investment.

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

The mineral properties that we held interests in during our year ended May 31, 2015 are in the exploration stage and no proven mineral reserves have been established. Our exploration work may not result in the discovery of mineable deposits of ore in a commercially economical manner. There may be limited availability of water, which is essential to mining operations, and interruptions may be caused by adverse weather conditions. Our operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air quality standards, pollution and other environmental protection controls. Our exploration activities are subject to substantial hazards, some of which are not insurable or may not be insured for economic reasons. Any of these factors could have a material adverse effect on our results and financial condition.

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

We are currently experiencing an unprecedented influx of illegal artisanal activity on our Kwandege target area as well as (particularly) on several high priority targets on our larger Mjembe target area. We have lodged formal complaints on several occasions to local, regional and central government authorities including the Commissioner of Energy and Minerals at the Ministry of Energy and Minerals. To date, we have had little success with the removal of the illegal artisanal miners from our target areas. Despite our having clearly defined rights and there being no dispute that the activities of the artisanal miners are illegal, the political will to address the issue seems to be lacking. We see this as a serious threat to our on-going activities in Tanzania.

Our mineral property interests may be subject to other mining licenses.

Local residents in Tanzania may have registered the right to mine in small areas located within a prospecting license; such rights are evidenced by a mining license. There can be no guarantee that we will be successful in negotiating with mining license owners to acquire their rights if we determine that we need their permission to drill or mine on the land covered by such mining licenses.

We have requirements for and there is an uncertainty of access to additional capital.

At May 31, 2015, we had cash of $85,985 and a working capital deficiency of $382,358. We will continue to incur exploration costs to fund our plan of operations and intend to fund our plan of operations from working capital, equity subscriptions and debt financing. Ultimately, our ability to continue our exploration activities depends in part on our ability to commence operations and generate revenues or to obtain financing through joint ventures, debt financing, equity financing, production sharing agreements or some combination of these or other means. There can be no assurance that we will be able to obtain any such financing.

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

Our common stock is quoted on the OTC Pink, which is generally considered to be a less efficient market than markets such as NASDAQ or the national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities will be subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply generally to companies whose common stock trades at less than $5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the “penny stock rules” and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules”, investors will find it more difficult to dispose of our securities. Further, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

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

Our principal office is currently located at P.O. Box 33507, Plot 82A, ITV Road, Mikocheni Light Industrial Area, Dar es Salaam, the United Republic of Tanzania and our Canada office is located at Suite 200, 5700 Yonge Street, Toronto, Ontario, M2M 4K2, Canada.

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

On February 8, 2012, Ruby Creek Resources Inc. (“RCR”) filed a lawsuit against the Company in the Supreme Court, State of New York, in which RCR alleges that the Company participated in a fraudulent transfer of certain mineral property interests in Tanzania that RCR had the right to purchase pursuant to a series of agreements with the Company. The Company is of the view that such allegations were without merit and vigorously contested the action.

On February 23, 2012, the Company filed a lawsuit against RCR in the Supreme Court of British Columbia (the “British Columbia Action”), seeking relief for RCR’s breach of its payment obligations under the above-referenced agreements and seeking an order that RCR remove the U.S. restrictive legend from 4,000,000 RCR shares issued to the Company under the agreements.

In addition to the British Columbia Action, on May 21, 2012 in answering RCR’s claim in New York, the Company counterclaimed against RCR on the basis of the alleged breaches set out in the British Columbia Action (the “New York Counter Claim”). On November 19, 2012, the British Columbia Action was dismissed on the grounds that the Court in British Columbia did not have jurisdiction and further that the dismissal was without prejudice to either of the Company’s and RCR’s respective actions in New York against one another. This Order was granted by consent of both the Company and RCR.

On January 13, 2015, the Company and RCR reached a binding settlement regarding the above-referenced litigation. The settlement does not require any monetary payment by the Company to RCR. Under the terms of the settlement, the Company will turn over its interest in Ruby Creek Resources (Tanzania) Limited and has agreed to return to RCR the 4,000,000 shares of restricted RCR common stock previously issued to the Company. Both parties have agreed to dismiss their respective claims, with prejudice, and the litigation is now concluded. Although the Company has not yet received formal settlement documents from RCR as agreed, the settlement is binding and the litigation is concluded.

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

Market Information

Our shares of common stock were quoted for trading on the OTC Bulletin Board under the symbol “DLKM.OB” on March 23, 2005. On February 14, 2012, the Company changed its name to Handeni Gold Inc., and its trading symbol was changed to “HNDI”. Our common stock is currently trading on OTC Pink market tier. The market for our common stock is limited, volatile and sporadic. The following table sets forth the high and low prices relating to our common stock for the periods indicated, as provided by the OTC Bulletin Board. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

QUARTER ENDED	HIGH	LOW
May 31, 2015	$0.007	$0.002
February 28, 2015	$0.017	$0.002
November 30, 2014	$0.004	$0.002
August 31, 2014	$0.007	$0.002
May 31, 2014	$0.025	$0.003
February 28, 2014	$0.010	$0.002
November 30, 2013	$0.024	$0.003
August 31, 2013	$0.020	$0.007
May 31, 2013	$0.029	$0.008

Holders

As at August 18, 2015, we had 321,416,654 shares of our common stock issued and outstanding, which were held by approximately 152 registered holders.

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

The November 2010 Stock Incentive Plan provides for the granting of stock options, stock appreciation rights, stock and other equity awards as set out in the November 2010 Stock Incentive Plan to our directors, officers, employees or consultants. The maximum number of shares that may be issued under the November 2010 Stock Incentive Plan are 40,000,000 shares of our common stock. As of May 31, 2015 and the date of this report, there remained 10,700,000 shares of common stock available to be issued under the November 2010 Stock Incentive Plan. No insider of the Company is eligible to receive an award under the Plan where (i) the insider is not a director or senior officer of the Company, (ii) any award, together with all of the Company’s previously established or proposed awards under the Plan could result at any time in (a) the number of shares reserved for issuance pursuant to options granted to the insider exceeding 50% of the outstanding issue of common stock or (b) the issuance to the insider pursuant to the exercise of options within a one-year period of the number of shares exceeding 50% of the outstanding issue of our common stock. Unless the administrator under the Plan determines that an award to a grantee is not designed to qualify as performance-based compensation, the maximum number of shares with respect to options and/or stock appreciation rights that may be granted during any one calendar year under the November 2010 Stock Option Plan to any one grantee is 20,000,000, all of which may be granted as incentive stock options, and the maximum aggregate grant of restricted stock, unrestricted shares, restricted stock units and deferred stock units in any one calendar year to any one grantee is 20,000,000. The November 2010 Stock Incentive Plan is administered by a committee consisting of two or more members of our Board of Directors, who have the authority to, among other things, interpret the November 2010 Stock Option Plan, select eligible participants, determine whether and to what extent awards are granted under the November 2010 Stock Option Plan, approve award agreements under the November 2010 Stock Incentive Plan and amend the terms of any outstanding award granted under the November 2010 Stock Incentive Plan.

The table set forth below presenting information relating to our equity compensation plans as of the date of May 31, 2015:

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

Recent Sales of Unregistered Securities

None.

No Repurchases

Neither we nor any affiliated purchaser has made any purchases of our equity securities during the fourth quarter of our fiscal year ended May 31, 2015.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial position, plan of operations and results of operations should be read in conjunction with (i) our audited consolidated financial statements as at May 31, 2015 and 2014 and (ii) the section entitled “Business” included in this annual report. All financial information in this Management’s Discussion and Analysis (“MD&A” or the “discussion”) is expressed and prepared in conformity with U.S. generally accepted accounting principles. All dollar references are to the U.S. dollar, the Company’s reporting currency, unless otherwise noted. Some numbers in this MD&A have been rounded to the nearest thousand for discussion purposes.

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

In the past five years, the Company has focused exclusively on its Handeni Gold Project located in Tanzania. The Company’s exploration activities conducted in the past two fiscal years were outlined under Item 1. Business – Our Mineral Claims, above.

Our exploration program and achievements during our fiscal year ended May 31, 2015 are highlighted as follows:

a)

The Company now has 5 high potential drill targets (1, 2, 5, 7 and 16) of the 17 areas investigated in detail on its approximately 423 km2 license areas in the Handeni district. Significant anomalous results have been achieved on 3 additional targets. We consider this a major achievement, specifically with reference to the Handeni terrane and complexity of gold occurrences in the district. We envisage drilling programs on each of these targets.

b)

Three (3) more targets (8, 10 and 15) have significant gold anomalies based on exploration conducted thus far. Progress in terms of soil sampling, detail ground geophysics, pitting, trenching and assaying on these are hampered by a lack of funding and the Company may need to re-evaluate its exploration program by relinquishing lower priority targets (such as those on the Gole structure) to focus on those on which anomalous gold have already been delineated.

c)	Targets 4 and 11 are considered lower priority, but work on them will continue as funds become available. The major effort for the time being on these areas will be focused on XRF analyses.

d)

Mapping and geophysics conducted thus far on the four (4) Gole targets (12, 13, 14 and 17) point towards the need for an intensive ground geophysics program followed by trenching and pitting over a large area. The Company is not currently in a position to fund thus and will, for the time being, focus its efforts on higher priority areas.

e)

We completed our evaluation process of the application of XRF to identify soil samples with a high likelihood to contain anomalous gold values based on the meticulous analyses of 19,992 soil samples. The Company was successful in delineating anomalous gold occurrences based on a combination of major and trace elements, thus pre-selecting samples to be submitted for gold assay. We have shown (specifically on Target 7) that this made can be applied very successfully in the Handeni region.

f)

We analysed a total of 7,426 drill core samples by XRF to evaluate the correlation (if any) between particular major and trace elements and Au anomalies in gold containing lithologies as well as hanging wall and footwall sequences. Due to a lack of funding and manpower this project is yet to be completed. We aim to have these results ready prior to commencing our next drilling phase.

g)

We completed the XRF analyses of 5,672 soil samples, standards and blanks of a 25km2 area within PL6743/2010, previously selected based on a geophysical anomaly. These samples will be treated statistically and those with a high likelihood of anomalous gold will be submitted for assays.

h)	We completed a detailed structural interpretation of the Kwandege target with the aim of completion the final recommendations for the further drilling of this target.

i)

We submitted 84 samples for gold assay as a pilot investigation on one of the targets on PL6743/2010. In combination with the large amount of XRF results conducted on this target the soil sampling method will be adapted to yield the best possible results in the Handeni district.

j)

We completed mapping and lithogeochemical sampling on Target 5 and submitted samples for gold assays. This remains a target with high potential based on the results of the lithogeochemical gold assays and soil sample results combined with the geophysics.

k)

We completed a detailed geological map, a preliminary structural interpretation, a ground magnetic survey as well as detailed soil sampling and XRF analyses on our Mjembe target. The results defined a significant potential gold mineralization zone with a high correlation between geochemical, structural and geophysical data. The success of the Company’s exploration program is illustrated by the high correlation between illegal artisanal mining activities and our anomalous areas. The illegal mining activity issue on the Mjembe targets are highlighted in this document under “Risk Factors - Risks Related to Our Company”

l)

We envisage that we will dramatically reduce our ground holding in the Handeni district within the next few months to only retain areas of proven high value such as targets that will have drill status at that stage.

m)

During October 2014, the Company fulfilled the requirements for its licenses to be uploaded on the Topo Cadastral system of the Ministry of Minerals and Energy of Tanzania. This enables rigorous control and transparency of all aspects of licensing, reporting and renewal of properties.

Plan of Operations

Our plan of operations through our next fiscal year ending May 31, 2016 is to continue to focus on the exploration of our Handeni mineral property in Tanzania, and the budget for this plan requires approximately $0.6 million for our plan of the exploration work, $100,000 for mineral licenses fees and a minimum of $0.6 million for our general and administration expenses, professional and consulting fees and other operating expenses.

Handeni Gold Inc. has clearly identifiable goals for its exploration program in Tanzania:

a)

As previously reported the Company will focus on its regional target identification for the remainder of the fiscal year 2016 on the Gole 11 km by 4.5 km sheath fold, a feature with a combination of geological elements rendering it having high potential for gold mineralization based on experience in the district. This will conclude the Company’s regional target identification program in the Handeni area.

b)	Continue exploration on drill targets simultaneously with the completing of the regional program.

c)	Reduce the Company’s license holding in the Handeni district significantly by the end of the fiscal year 2016 to include only identified drill targets.

d)	Continue efforts to secure funding for drilling on drill targets.

Management believes that the Company is on its way to achieve these goals.

Illegal artisanal activity on the Company’s license areas is increasing. The Company is addressing this issue with responsible local and central government authorities. The Company will follow all available legal structures to protect its interests.

Other low cost exploration activities being conducted on a continuous basis on the Company’s Handeni licenses include:

a)	Identification of potential alluvial mining areas other than those currently known and being evaluated by utilizing remote sensing activities.

b)	A detailed interpretation of already collected geophysical data, specifically aimed at Target 8 and the Mjembe target.

c)	A petrological, geochemical and mineralogical investigation of the Kwandege drill core to understand the style of gold mineralization at this locality.

d)	The planning and siting of drill holes as a follow up Reverse Circulation program to evaluate the near – surface potential of the Kwandege target.

The estimated budget for the completion of these exploration programs is provided below:

EXPLORATION WORK	BUDGET (US$)
Ground Geophysics	10,000
Mapping, trenching, sampling, etc.	20,000
Drilling	350,000
Geologists, field personnel and general exploration	150,000
Sundry & contingencies	50,000
TOTAL	$580,000

At May 31, 2015, we had cash of $86,000 but a working capital deficit of $382,000. In addition, we have a total of $285,000 funds available to be withdrawn pursuant to a facility agreement with a related party. As such, we estimated that we will still need a minimum of $1.4 million additional funds in order to cover our planned operations over the next twelve months ending May 31, 2016. Our actual expenditures may exceed our estimations.

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

Results of Operations

During the year ended May 31, 2015, we spent approximately $214,000 (2014 - $222,000) cash on exploration, annual property rental and licenses renewal fees. We were not able to make further expenditures with respect to our 2015 plan of operations due to our funding limitation. During the year ended May 31, 2015, we also spent approximately $543,000 (2014 - $799,000) cash expenditures on other operating expenses.

We have had no operating revenues since our inception (January 5, 2004) to May 31, 2015. The following table sets out our losses for the periods indicated:

	For the Years Ended,
	May 31, 2015	May 31, 2014
Revenue	$-	$-
Expenses
Consulting fees	17,070	22,500
Depreciation	53,822	189,200
Exploration expenses	213,953	221,977
General and administrative	442,966	524,088
Interest expense	92,487	89,869
Professional	124,552	141,356
Rent	59,924	83,994
Travel and investor relations	36,435	24,111
Total Expenses	1,041,209	1,297,095
Loss From Operations	(1,041,209)	(1,297,095)
Other Income (Expenses)
Gain on disposal or write-down of equipment	35,058	3,210
Impairment of restricted marketable securities (Note 6)	(140,000)	(1,000,000)
Loss on restricted marketable securities (Note 6)	(20,000)	-
Interest income	189	290
Total other (Expenses) / Income	(124,753)	(996,500)

Net Loss	$(1,165,962)	$(2,293,595)

Year Ended May 31, 2015 Compared to Year Ended May 31, 2014

Our net loss for the fiscal year ended May 31, 2015 was $1,166,000, compared to $2,294,000 for the same period ended May 31, 2014, mainly due to $160,000 (2014 - $1,000,000) loss and permanent impairment of marketable securities and the changes in operating expenses set forth below.

Our operating expenses for the fiscal year ended May 31, 2015 decreased by $256,000 to $1,041,000 from $1,297,000 for the fiscal year ended May 31, 2014, as follows:

•

our consulting, general and administrative fees decreased by $87,000 to $460,000 during the fiscal year ended May 31, 2015 (2014 - $547,000), primarily due to decreased independent directors’ fees, fewer employees and consultants, and continuing cost management; At May 31, 2015, approximately $455,000 (2014 - $278,000) of general and administrative fees remained as payables due to related parties;

•	depreciation decreased by $135,000 to $54,000 during the fiscal year ended May 31, 2015 (2014 - $189,000) mainly due to less net book value on equipment;
•

our exploration expenses decreased by $8,000 to $214,000 during the fiscal year ended May 31, 2015 (2014 - $222,000) due to further decreased exploration and drilling activities caused by our funding limitation during the fiscal year ended May 31, 2015;

•

our professional fees decreased by $17,000 to $124,000 during the fiscal year ended May 31, 2015 (2014 - $141,000) primarily due to continuing decreased legal and accounting services as a result of more work performed in-house by management to reduce costs.

•

our rent expenses decreased by $24,000 to $60,000 during the fiscal year ended May 31, 2015 (2014 - $84,000) due to a significant decrease on office rent as a result of our Tanzania office moving to a small office in March 2014 and the Vancouver office lease expiry in September 2014. Included in the fiscal year ended May 31, 2015, there was an increased rent of $36,000 (2014 - $25,200) representing 60% of the rental expense associated with renting our Chief Executive Officer’s family house in Tanzania;

•

our travel and investor relations expenses increased by $12,000 to $36,000 during the fiscal year ended May 31, 2015 (2014 - $24,000) primarily due to travel expenses incurred for an in-person Board of Directors meeting held in Dar es Salaam, Tanzania.

Year Ended May 31, 2014 Compared to Year Ended May 31, 2013

Our net loss for the fiscal year ended May 31, 2014 was $2,294,000, compared to $4,238,000 for the same period ended May 31, 2013, mainly due to $1,000,000 (2013 - $1,600,000) permanent impairment of marketable securities and the following operation expenses changes.

Our operating expenses for the fiscal year ended May 31, 2014 decreased by $1.36 million to $1,297,000 from $2,653,000 for the fiscal year ended May 31, 2013, as follows:

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

Liquidity and Capital Resources

The Company has been reviewing its budgets for its current business needs and its further exploration. We estimate that our total expenditures for our fiscal year ending May 31, 2016 will be approximately $1.3 million, as outlined above under the heading “Plan of Operations”. At May 31, 2015, we had cash of $86,000 but a working capital deficit of $382,000. We believe that we have insufficient capital to fund our plan of operations in the next 12 months and we estimate we will be required to obtain a minimum of $1.4 million additional funds in order to pursue our planned operations over the fiscal year ending May 31, 2016.

On November 20, 2014, the Company entered into a credit facility agreement with a private company controlled by our Chairman of the Board of Directors. The funding is also in the form of an interest-free unsecured loan to the Company of up to $500,000 due May 31, 2017. As of the date of this report, we received a total of $350,000, with $150,000 available to be withdrawn pursuant to this facility agreement.

During the fiscal year ended May 31, 2015, we received $10,000 of recoverable goods and services tax/harmonized sales tax from Canada Revenue Agency. Based on requirements of the Tanzania Revenue Authority (“TRA”), we had submitted recoverable value added tax (“VAT”) refund certificates in January 2015 with TRA to request a VAT refund of $24,000 (TZS 49,061,634). However, as of the date of this report, we have not received the claimed refund yet.

As at May 31, 2015, there was $29,000 of recoverable VAT paid in Tanzania and $10,000 of recoverable goods and services tax paid in Canada. Such recoverable amounts were included in our working capital and expected to be refunded during the fiscal year 2016.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $762,000 during the fiscal year ended May 31, 2015, as compared to $203,000 during the fiscal year ended May 31, 2014. The increase was mainly due to $538,000 of recoverable VAT received from TRA in the year ended May 31, 2014.

During the fiscal quarter ended May 31, 2015, net cash used in operating activities was $147,000, while net cash provided by operating activities was $342,000 during the same period in 2014. Net cash used in operating activities from our inception on January 5, 2004 to May 31, 2015 was $20.2 million.

Net Cash Used in Investing Activities

Net cash provided by investing activities was $46,000 during the fiscal year ended May 31, 2015. During the year, we received $35,000 from disposal of vehicles and $11,000 from redemption of restricted cash equivalent. During the year ended May 31, 2014, we purchased $3,000 of office equipment and computer software, and received $7,000 from disposal of office furniture and vehicle.

During the fiscal quarter ended May 31, 2015, we received $15,000 from disposal of vehicle. During the same period in 2014, net cash used in investing activities was $1,000. Net cash used in investing activities from our inception on January 5, 2004 to May 31, 2015 was $786,000 mainly used in purchase of property and equipment.

Net Cash from Financing Activities

During the fiscal year ended May 31, 2015, we received $269,000 (2014 – $525,000) cash from a related party as interest-free loans. During the fiscal quarter ended May 31, 2015, net cash from financing activities was $135,000 (2014 - $50,000) received from a related party as interest-free loans. We have funded our business to date primarily from sales of our common stock. From our inception on January 5, 2004 to May 31, 2015, net cash provided by sales of our common stock was $20 million and interest-free loans from a related party were $1.3 million.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the property underlying our mineral claim interest and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. The Company has not generated any revenues and has accumulated losses of $117 million since inception to May 31, 2015. In addition, we had working capital deficit of $382,000 as of May 31, 2015. For these reasons our auditors stated in their report on our audited consolidated financial statements for the year ended May 31, 2015 that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our common shares, debt financing from our related parties, and/or other financing in order to continue to fund our business operations over next fiscal year ending May 31, 2016. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Related Party Transactions

The details of related party transactions are disclosed in footnote 9 of our Company’s audited consolidated financial statements for the fiscal year ended May 31, 2015 (Item 8 – FINANCIAL STATEMENTS, below).

Segment Disclosures

The Company operates in one reportable segment, located in Tanzania Africa, being the acquisition and exploration of mineral properties. The details of segment disclosures are disclosed in footnote 15 of our Company’s audited consolidated financial statements for the fiscal year ended May 31, 2015 (Item 8 – FINANCIAL STATEMENTS, below).

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Contractual Obligations

a)

On December 7, 2012, and as amended on September 4, 2013, June 18, 2014 and March 20, 2015, the Company entered into a facility agreement with IPP Ltd., a private company controlled by the Chairman of the Company. The funding is in the form of an interest free unsecured loan to the Company of up to $720,000 due May 31, 2017. As of May 31, 2015, IPP Ltd. has fully advanced $720,000 to the Company pursuant to this facility agreement.

b)

On October 9, 2013, and as amended on June 18, 2014 and March 20, 2015, the Company entered into a facility agreement with Consultancy & Finance Company Associates Ltd. (“C&F”), a private company controlled by the Chairman of the Company. The funding is in the form of an interest free unsecured loan to the Company of up to $405,000 due May 31, 2017. As of May 31, 2015, C&F has fully advanced $405,000 to the Company pursuant to this facility agreement.

c)

On November 20, 2014, the Company entered into a facility agreement with C&F. The funding is in the form of an interest- free unsecured loan to the Company of up to $500,000 due May 31, 2017. As of May 31, 2015, C&F has advanced $215,000 to the Company pursuant to this facility agreement.

d)

On June 23, 2014, the Company’s Tanzania subsidiary, HG Limited, entered into a lease agreement associated with renting our Chief Executive Officer’s (the “CEO”) family house in Tanzania. The lease is for a period of 24 months commencing on August 1, 2014 and expiring July 31, 2016 extendable for one year till July 31, 2017 by mutual agreement. The annual rent is $60,000, of which 40% ($24,000) should be reimbursed by another Company which is related to the Chairman of the Company and the CEO has been also working for. As of the year ended May 31, 2015, the Company has to pay $60,000 prior to August 1, 2015, the beginning of the second year of lease period, pursuant to this lease agreement. The lease agreement may be terminated by first giving notice not less than three months after the initial nine months leased.

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

We believe our critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.

The details of our critical accounting policies are disclosed in footnote 2 of our Company’s audited consolidated financial statements for the fiscal year ended May 31, 2015 (Item 8 – FINANCIAL STATEMENTS, below).

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders of
Handeni Gold Inc.

We have audited the accompanying consolidated balance sheets of Handeni Gold Inc. as of May 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders' equity (deficiency) for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidation financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Handeni Gold Inc. as of May 31, 2015 and 2014, and the results of its operations and its cash flows for then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ “Manning Elliott LLP”

CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada

August 18, 2015

Handeni Gold Inc.
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	May 31, 2015	May 31, 2014
ASSETS
Current Assets
Cash	$85,985	$532,694
Amounts receivable (Note 3)	38,751	34,326
Prepaid expenses and deposits (Note 4)	306	15,076
Total Current Assets	125,042	582,096
Restricted cash equivalent (Note 5)	13,858	26,522
Restricted marketable securities (Note 6)	-	73,600
Mineral licenses (Note 7)	1,650,000	1,650,000
Property and equipment, net (Note 8)	1,474	55,446

TOTAL ASSETS	$1,790,374	$2,387,664

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$52,785	$109,432
Accounts payable and accrued liabilities - related parties (Note 9)	454,615	277,500
Current portion of loans from related parties (Note 9 (a))	-	1,070,683
Total Current Liabilities	507,400	1,457,615
Loans from related parties (Note 9 (a))	1,340,000	-
Total Liabilities	1,847,400	1,457,615
Nature of Operations and Going Concern (Note 1)
Commitments and Contingencies (Notes 7 and 13)
Stockholders' Equity (Deficiency)
Common stock (Note 10) Authorized: 500,000,000 shares, $0.001 par value Issued and outstanding: 321,416,654 shares (May 31, 2014 – 321,416,654 shares)	321,417	321,417
Additional paid-in capital (Note 10)	116,414,824	116,414,824
Donated capital	314,982	222,495
Accumulated other comprehensive loss	-	(86,400)
Deficit accumulated during the exploration stage	(117,108,249)	(115,942,287)
Total Stockholders' (Deficiency) / Equity	(57,026)	930,049

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,790,374	$2,387,664

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)

	For the Years Ended,
	May 31, 2015	May 31, 2014

Revenue	$-	$-

Expenses
Consulting fees	17,070	22,500
Depreciation	53,822	189,200
Exploration expenses	213,953	221,977
General and administrative	442,966	524,088
Interest expense	92,487	89,869
Professional	124,552	141,356
Rent	59,924	83,994
Travel and investor relations	36,435	24,111

Total Expenses	1,041,209	1,297,095
Loss From Operations	(1,041,209)	(1,297,095)
Other Income (Expenses)
Gain on disposal of equipment	35,058	3,210
Impairment of restricted marketable securities (Note 6)	(140,000)	(1,000,000)
Loss on restricted marketable securities (Note 6)	(20,000)	-
Interest income	189	290
Total other Expenses	(124,753)	(996,500)

Net Loss	(1,165,962)	(2,293,595)
Other Comprehensive Loss
Unrealized loss on marketable securities	-	(66,400)

Comprehensive Loss	$(1,165,962)	$(2,359,995)

Net Loss per Share - Basic and Diluted	$(0.00)	$(0.01)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	321,416,654	321,416,654

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
Consolidated Statements of Stockholders’ Equity (Deficiency)
(Expressed in U.S. dollars)

											Deficit
									Accumulated		Accumulated
					Additional				Other		During the
					Paid-in		Donated		Comprehensive		Exploration
	Shares		Amount		Capital		Capital		Income (Loss)		Stage		Total
	#	$		$		$		$		$		$

Balance – May 31, 2013	321,416,654		321,417		116,414,824		137,379		(1,020,000)		(113,648,692)		2,204,928

Deemed interest on interest-free loan from a related party	–		–		–		85,116		–		–		85,116

Impairment of restricted marketable securities	–		–		–		–		1,000,000		–		1,000,000

Unrealized loss on restricted marketable securities	–		–		–		–		(66,400)		–		(66,400)

Net loss for the year	–		–		–		–		–		(2,293,595)		(2,293,595)

Balance – May 31, 2014	321,416,654		321,417		116,414,824		222,495		(86,400)		(115,942,287)		930,049

Deemed interest on interest-free loan from a related party	–		–		–		92,487		–		–		92,487

Impairment of restricted marketable securities	–		–		–		–		66,400		–		66,400

Realized loss on restricted marketable securities	–		–		–		–		20,000		–		20,000

Net loss for the year	–		–		–		–		–		(1,165,962)		(1,165,962)

Balance – May 31, 2015	321,416,654		321,417		116,414,824		314,982		–		(117,108,249)		(57,026)

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

	For the Years Ended,

	May 31, 2015	May 31, 2014
CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN):
Operating Activities:
Net loss	$(1,165,962)	$(2,293,595)
Adjustments for non-cash items in net loss:
Depreciation	53,822	189,200
Donated interest	92,487	85,116
Impairment of marketable securities	140,000	1,000,000
Loss on restricted marketable securities	20,000	-
Loss on unrealized foreign exchange	2,280	1,283
Gain on disposal of equipment	(35,058)	(3,210)
Changes in non-cash operating working capital:
Amounts receivable	(4,425)	591,619
Prepaid expenses and deposits	14,770	72,710
Accounts payable and accrued liabilities	(56,647)	22,063
Due to related parties	177,115	132,069
Cash Used in Operating Activities	(761,618)	(202,745)

Investing Activities:
Proceeds from disposal of equipment	35,208	7,013
Redemption of restricted cash equivalent	10,384	-
Purchase of property and equipment	-	(2,976)
Cash Provided by Investing Activities	45,592	4,037

Financing Activities:
Loan from a related party	269,317	525,000
Cash Provided by Financing Activities	269,317	525,000

(Decrease) / increase in cash	(446,709)	326,292

Cash, at beginning of the year	532,694	206,402

Cash, at end of the year	$85,985	$532,694

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2015
(Expressed in U.S. dollars)

1.	Nature of Operations and Going Concern

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations.

As at May 31, 2015, the Company has not generated any revenues, has a working capital deficiency of $382,358, and has accumulated losses of $117,108,249 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company plans to raise equity and/or debt financing to fund its operations which may result in substantial dilution to the Company’s stockholders or may not be available, if at all, in amounts or on terms acceptable to the Company. If additional capital is not obtained, the Company may be forced to cease operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in United States dollars. These consolidated financial statements include the accounts of the Company and its subsidiaries described as follows. In June 2011, the Company incorporated in Tanzania a wholly- owned subsidiary, HG Limited, which undertakes mineral property exploration activities in Tanzania. The Company also has a wholly-owned non-operating Tanzanian subsidiary (Douglas Lake Tanzania Limited).

All significant intercompany transactions and balances have been eliminated. The Company’s fiscal year-end is May 31.

b)	Use of Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the estimated deemed interest rates on interest-free related party loans, recoverability and useful life of long-lived assets, mineral prospecting licenses, stock-based compensation, deferred income tax asset valuation allowances and contingent liabilities. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statement of operations and comprehensive loss. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

d)	Comprehensive Income (Loss)

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. For the year ended May 31, 2015, the Company has no component of other comprehensive loss and accumulated other comprehensive loss.

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
Notes to the Consolidated Financial Statements as of May 31, 2015
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

The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method. When an other-than-temporary decline has occurred, unrealized losses that are other than temporary are recognized in earnings. When determining whether a decline is other-than-temporary, the Company examines (i) the length of time and the extent to which the fair value of an investment has been lower than its carrying value; (ii) the financial condition and near- term prospects of the investee, including any specific events that may influence the operations of the investee such as changes in technology that may impair the earnings potential of the investee; and (iii) the Company’s intent and ability to retain its investment in the investee for a sufficient period of time to allow for any anticipated recovery in market value. The Company generally believes that an other-than-temporary decline has occurred when the fair value of the investment is below the carrying value for one year, in the absence of evidence to the contrary.

g)	Property and Equipment

Property and equipment consists of office equipment, automobiles and computer software recorded at cost and depreciated on a straight-line basis as follows:

Automobiles	3 years
Camp and equipment	3 years
Office furniture and equipment	3 years
Software	1 year

h)	Mineral Property Costs

The Company has been in the exploration stage since its inception on January 5, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral prospecting licenses and mineral property acquisition costs are initially capitalized in accordance with ASC 805-20-55-37, whether Mineral Rights are Tangibel or Intangible Assets. The Company assesses the carrying costs for impairment under ASC 360-10-35-21, Accounting for Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying costs may not be recoverable.

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

In accordance with ASC 360, Property, Plant and Equipment the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

j)	Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440 Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of May 31, 2015 and 2014.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2015
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

The functional and reporting currency of the Company is the United States dollar. The functional currency of the Company’s subsidiaries is Tanzania shillings. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with ASC 830 Foreign Currency Translation Matters, using the exchange rate prevailing at the consolidated balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average rates are used to translate revenues and expenses.

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

o)	Reclassification

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation.

p)	Recently Issued Accounting Pronouncements

The Company has adopted all new accounting pronouncements that are mandatorily effective and none have a material impact on its consolidated financial statements.

New accounting pronouncements effective June 1, 2015

During the year ended May 31, 2015, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this standard allowed the Company to remove the previously disclosed inception-to-date information and all references to exploration stage.

The Company does not believe that there are any other new accounting pronouncements that have been issued that are expected to have a material impact on its financial position or results of operations.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2015
(Expressed in U.S. dollars)

3.	Amounts Receivable

The components of amounts receivable are as follows:

	May 31, 2015	May 31, 2014
	$	$

Recoverable value added tax	28,797	23,202
Recoverable harmonized sales tax	9,830	9,765
Other receivable	124	1,359

	38,751	34,326

The Company had recoverable value added tax (“VAT”) of $28,797 (TZS 57,511,042) as at May 31, 2015 and $23,202 (TZS 38,566,758) as at May 31, 2014. In January 2015, the Company submitted VAT refund certificates to the Tanzania Revenue Authority requesting $24,566 (TZS 49,061,634) recoverable VAT refund. As of May 31, 2015, the Company had not received such entitled VAT refund. During the year ended May 31, 2014, the Company had received from the Tanzania Revenue Authority $507,916 (TZS 845,117,520) VAT refund, net of taxes and interest.

4.	Prepaid Expenses and Deposits

The components of prepaid expenses and deposits are as follows:

	May 31, 2015	May 31, 2014
	$	$

General and administrative	-	2,343
Rent	306	12,733

	306	15,076

5.	Restricted Cash Equivalent

As of May 31, 2015, the Company has pledged a GIC of $13,858 (May 31, 2014: $26,522) as security held on a corporate credit card.

6.	Restricted Marketable Securities

		May 31, 2015		May 31, 2014
		Other-than-		Fair Value	Other-than-
		temporary	Loss on	Based On	temporary	Accumulated
		Impairment	Marketable	Quoted	Impairment	Unrealized
	Cost	Loss	Securities	Market Price	Loss	Loss
Ruby Creek	$	$	$	$	$	$
Resources Inc., 4,000,000 shares	2,760,000	(2,740,000)	(20,000)	73,600	(2,600,000)	(86,400)

The 4,000,000 restricted shares of common stock of Ruby Creek Resources Inc. (“RCR”) were issued to the Company on December 16, 2010 as partial consideration to purchase the mineral property interests under the agreements between RCR and the Company. The initial fair market value of these shares was $2,760,000 based on RCR’s quoted stock price on the issuance date.

On January 13, 2015, the Company reached a binding settlement to its litigation with RCR. Under the terms of the settlement, the Company will return the 4,000,000 restricted shares of RCR common stock to RCR (see Note 13, below). As a result, the Company has recorded a loss on marketable securities of $20,000 related to the pending return of these shares. As of May 31, 2015, the Company has recognized a total of $2,740,000 (May 31, 2014: $2,600,000) in other than temporary impairment losses on these restricted shares.

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
Notes to the Consolidated Financial Statements as of May 31, 2015
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

In addition to the renewal areas, the Company had also applied for the remainder of the license areas and has received four additional PLs. The Company now holds a total license area of approximately 423.03 km2 (53% of its original 800 km2license area).

During the year ended May 31, 2015, the Company paid $62,584 (2014: $59,333) in annual rental and licenses renewal fees for PLs. Such license related fees have been recorded as exploration expenses.

Primary Mining Licenses (“PMLs”),

On August 5, 2011, the Company entered a Mineral Property Acquisition Agreement (the “2011 Acquisition Agreement”) with Handeni Resources Limited (“Handeni Resources”), a limited liability company registered under the laws of Tanzania. The Chairman of the Board of Directors of the Company has an existing ownership and/or beneficial interest(s) in Handeni Resources. Pursuant to the 2011 Acquisition Agreement, the Company had an exclusive option to acquire from Handeni Resources a 100% interest in mineral licenses covering an area of approximately 2.67 square kilometers to the east of Magambazi Hill, which is adjacent to the area covered by the Company’s existing PLs in the Handeni District.

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

b)	Mkuvia Alluvial Gold Project, Tanzania, Africa

The Mkuvia Alluvial Gold Project was comprised of four PLs covering a total area of 380 square kilometers located in the Nachingwea District, Lindi Region of the Republic of Tanzania. The Company is aware that the four PLs expired during May and June of 2012. As at May 31, 2015 and 2014, the Company has no capitalized costs related to the Mkuvia Alluvial Gold Project.

On January 13, 2015, the Company reached a binding settlement agreement with regards to its litigation with RCR (see Note 13, below). Based on this agreement with RCR, the Company will relinquish its interest in the Mkuvia Alluvial Project after the formal agreement delivered by RCR as agreed.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2015
(Expressed in U.S. dollars)

8.	Property and Equipment

	May 31, 2015			May 31, 2014
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
	$	$	$	$

Automobiles	257,300	257,300	-	4,583
Camp and equipment	197,011	197,011	-	42,242
Office furniture and equipment	100,222	98,970	1,252	6,635
Software	7,930	7,708	222	1,986

	562,463	560,989	1,474	55,446

9.	Related Party Transactions

a)	The Company has entered into the following facility agreements with related parties:

i)

On December 7, 2012, and as amended on September 4, 2013, June 18, 2014 and March 20, 2015, the Company entered into a facility agreement with IPP Ltd., a private company controlled by the Chairman of the Company. The funding is in the form of an interest free unsecured loan to the Company of up to $720,000 due May 31, 2017. As of May 31, 2015, IPP Ltd. has fully advanced $720,000 (May 31, 2014: $695,683) to the Company pursuant to this facility agreement.

ii)

On October 9, 2013, and as amended on June 18, 2014 and March 20, 2015, the Company entered into a facility agreement with Consultancy & Finance Company Associates Ltd. (“C&F”), a private company controlled by the Chairman of the Company. The funding is in the form of an interest free unsecured loan to the Company of up to $405,000 due May 31, 2017. As of May 31, 2015, C&F has fully advanced $405,000 (May 31, 2014: $375,000) to the Company pursuant to this facility agreement.

iii)

On November 20, 2014, the Company entered into a facility agreement with C&F. The funding is in the form of an interest-free unsecured loan to the Company of up to $500,000 due May 31, 2017. As of May 31, 2015, C&F has advanced $215,000 to the Company pursuant to this facility agreement.

For the year ended May 31, 2015, $92,487 of deemed interest was calculated at an annual interest rate of 8% (2014: $85,116 calculated at an annual interest rate of 10%). Such deemed interest approximates the fair market value of the borrowings and was recorded as interest expense and donated capital.

b)

During the year ended May 31, 2015 and 2014, the Company incurred administration and professional services fees of $144,000 to a director, the current President and Chief Executive Officer (the “CEO”), and there was a total of $306,000 remaining payable as at May 31, 2015 (May 31, 2014: $162,000). In addition, during the year ended May 31, 2015 and 2014, the Company incurred geological and other service fees of $36,000 to a private company controlled by a person who is related to the CEO and there was a total of $Nil fees remaining payable as at May 31, 2015 (May 31, 2014: $3,000).

During the year ended May 31, 2015, the Company also paid $36,000 (the year ended May 31, 2014: $25,200) representing 60% of annual rental expenses associated with renting the CEO’s family house in Tanzania, pursuant to the Executive Services Agreement.

c)

During the year ended May 31, 2015, the Company incurred administration and professional services fees of $125,197 (the year ended May 31, 2014: $135,100) to the Company’s Chief Financial Officer (the “CFO”), and there was a total of $3,615 remaining payable as at May 31, 2015.

d)

During the year ended May 31, 2015, the Company incurred independent and non-executive directors’ fees of $72,500 (the ear ended May 31, 2014: $68,750). As at May 31, 2015, the Company had $145,000 (May 31, 2014: $112,500) of unpaid independent directors’ fees in related party accounts payable and accrued liabilities.

10.	Common Stock and Additional Paid-in Capital

The authorized common stock of the Company consists of 500,000,000 shares, with $0.001 par value. During the year ended May 31, 2015 and 2014, the Company had no changes in its common stock and additional paid-in capital.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2015
(Expressed in U.S. dollars)

11.	Stock Options

The Company adopted a Stock Option Plan, dated November 29, 2010 (the “November 2010 Stock Incentive Plan”), under which the Company is authorized to grant stock options to acquire up to a total of 40,000,000 shares of common shares. During the year ended May 31, 2015 and 2014, there were no stock options granted. At May 31, 2015 and 2014, the Company had 10,700,000 shares of common stock available to be issued under the November 2010 Stock Incentive Plan.

There were no stock options exercised during the year ended May 31, 2015 and 2014, and there were no intrinsic values of outstanding options at May 31, 2015 and 2014. As at May 31, 2015 and 2014, all stock options were fully vested. The following table summarizes the continuity of the Company’s stock options:

		Weighted	Weighted Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value
	#	$	(years)	$
Outstanding, May 31, 2013	28,300,000	0.23	7.56	-
Outstanding, May 31, 2014	28,300,000	0.23	6.56	-
Outstanding and exercisable, May 31, 2015	28,300,000	0.23	5.56	-

The stock options outstanding are exercisable for cash or on a cashless exercise basis using a prorated formula whereby the number of shares issuable is equal to (a) the average closing price for the five days prior to exercise date (“ACP”) in excess of the exercise price, divided by (b) the exercise price multiplied by (c) the number of options exercised. During the year ended May 31, 2015 and 2014, no cashless stock options were exercised.

12.	Common Stock Purchase Warrants

During the year ended May 31, 2015 and 2014, there were no stock purchase warrants granted. During the year ended May 31, 2014, 13,554,155 stock purchase warrants expired. The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted Average	Weighted Average Remaining
	Number of Warrants	Exercise Price	Contractual Life
	#	$	(years)
Balance, May 31, 2013	13,554,155	0.52	0.33
Expired	(13,554,155)	-	-
Balance, May 31, 2015 and 2014	-	-	-

13.	Commitments and Contingencies

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

ASC 820, Fair Value Measurements and Disclosures, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

Pursuant to ASC 820, the fair value of cash, restricted cash equivalent and restricted marketable securities are determined based on Level 1 inputs, which consist of quoted prices in active markets for identical assets. Management believes that the recorded values of all of the Company’s other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2015
(Expressed in U.S. dollars)

14.	Fair Value Measurements (continued)

As at May 31, 2015, there were no liabilities measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet. Assets measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of May 31, 2015, as follows:

		Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	May 31,
	(Level 1)	(Level 2)	(Level 3)	2015
Assets:
Cash	$85,985	$–	$–	$85,985
Restricted cash equivalent	13,858	–	–	13,858

Total assets measured at fair value	$99,843	$–	$–	$99,843

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

The Company operates in one reportable segment, being the acquisition and exploration of mineral properties. Segmented information has been compiled based on the geographic regions that the Company and its subsidiary registered and performed exploration and administration activities. Assets by geographical segment are as follows:

	Canada	Tanzania, Africa	Total
Current assets	$61,447	$63,595	$125,042
Restricted cash equivalent	13,858	-	13,858
Mineral licenses	-	1,650,000	1,650,000
Equipment, net	332	1,142	1,474
Total assets, at May 31, 2015	$75,637	$1,714,737	$1,790,374

	Canada	Tanzania, Africa	Total
Current assets	$147,957	$434,139	$582,096
Restricted cash equivalent	26,522	-	26,522
Restricted marketable securities	73,600	-	73,600
Mineral licenses	-	1,650,000	1,650,000
Property and equipment, net	4,061	51,385	55,446
Total assets, at May 31, 2014	$252,140	$2,135,524	$2,387,664

For the Year Ended May 31, 2015
Net Loss	$692,604	$473,358	$1,165,962

For the Year Ended May 31, 2014
Net Loss	$1,421,669	$871,926	$2,293,595

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2015
(Expressed in U.S. dollars)

16.	Income Taxes

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

The Company is subject to U.S. federal and state income tax and has concluded substantially all U.S. federal and state income tax matters for tax years through May 31, 2012. The tax filings for years from 2013 to 2015 are subject to audit by U.S. jurisdictions. The Company’s Canadian office has filed its Canadian corporate income tax returns under the “Voluntary Disclosure Program”, and the tax filings for years from 2013 to 2015 are subject to audit by Canadian jurisdictions. The Company’s Tanzania subsidiaries are subject to Tanzania income tax, the tax filings for the years from 2013 to 2015 are subjected to audit by Tanzania jurisdictions.

Income tax expense differs from the amount that would result from applying the U.S. federal income tax rates to earnings before income taxes. The Company has net operating losses carried forward of approximately $29 million available to offset taxable income in future years which begin expiring in fiscal 2026. Pursuant to ASC 740, the potential benefits of the net operating losses carried forward has not been recognized in the consolidated financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The income tax benefit differs from the amount computed by applying the federal income tax rate of 35% to net loss before income taxes for the years ended May 31, 2015 and 2014 as a result of the following:

	May 31,	May 31,
	2015	2014
	$	$

Loss before taxes	(1,165,962)	(2,293,595)

Statutory rate	35%	35%

Computed expected tax recovery	(408,087)	(802,758)
Permanent differences	397,865	305,184
Foreign tax rate differences	(27,168)	43,597
Valuation allowance change	37,390	453,977

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at May 31, 2015 and 2014, after applying enacted federal income tax rates, are as follows:

	May 31,	May 31,
	2015	2014
	$	$

Net operating losses carried forward	10,734,304	9,979,715
Capital losses available	19,975	19,975
Mineral properties tax basis in excess of book value	2,218,155	2,935,354
Valuation allowance	(12,972,434)	(12,935,044)

Net deferred income tax assets	–	–

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

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on this assessment, management concluded that, as of the end of our fiscal year ended May 31, 2015, our internal control over financial reporting was not effective due to material weaknesses, as more fully described below.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal quarter ended May 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Name	Age	Position Held	Board Committee Memberships

Reginald Mengi	72	Chairman and Director	N/A

Reyno Scheepers	58	President, Chief Executive Officer and a director	N/A

William Lamarque	60	Vice Chairman and Director Director	Audit Committee (Chair)

Emmanuel Ole Naiko	63		Corporate Governance and Compensation Committee (Chair); Audit Committee

Douglas Boateng	50	Director	Corporate Governance and Compensation Committee

Gizman Abbas	42	Director	Audit Committee

Melinda Hsu	51	Chief Financial Officer, Secretary and Treasurer	N/A

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

Board of Directors Meetings

During the fiscal year ended May 31, 2015, our board of directors had two Board of Directors meetings, four Audit Committee meetings, and none of Corporate Governance and Compensation Committee meetings.

Significant Employees

Other than the officers and directors described above, as at May 31, 2015, we had approximate four full-time equivalent employees and consultants located in Tanzania. We also retain independent geologists and consultants on a contract basis to conduct the work programs on our mineral properties in order to carry out our plan of operations.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons with respect to our most recent fiscal year, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended May 31, 2015.

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

Corporate Governance and Compensation Committee

The Company has combined the Corporate Governance Committee and the Compensation Committee into a Corporate Governance and Compensation Committee since January 22, 2013. As of the date of this annual report on Form 10-K, the Company’s Corporate Governance and Compensation Committee is comprised of three directors, Emmanuel Ole Naiko (who acts as Chairman), Reyno Scheepers and Douglas Boateng. Mr. Reyno Scheepers and Mr. Douglas Boateng are not independent as defined under Rule 5605(c)(2) of the NASDAQ listing rules and as determined under Rule 10A-3 of the Exchange Act.

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

Steering Committee

Since January 2013, the Steering Committee has been specifically established for the purpose of overseeing, directing and monitoring administrative and financial affairs, corporate priorities and future direction, key business issues and major operation activities through conference meetings when needed.

Currently the Company’s Steering Committee consists of the following members:

•	William Lamarque (who acts as Chairman), Vice Chairman and Director
•	Reyno Scheepers, President, Chief Executive Officer and Director
•	Gizman Abbas, Director
•	Melinda Hsu, Chief Financial Officer

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

Compensation Discussion and Analysis

The table below summarizes all compensation awarded to, earned by or paid to our executive officers by any person for all services rendered in all capacities to us during our fiscal years ended May 31, 2015 and 2014.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Comp- ensation ($)	Non- qualified Deferred Comp- ensation Earnings ($)	All Other Compensation ($)	Total ($)
Reyno Scheepers (1) President & Chief Executive Officer	2015	Nil	Nil	Nil	Nil	Nil	Nil	180,000(1a)	169,200
	2014	Nil	Nil	Nil	Nil	Nil	Nil	169,200(1b)	169,200
Melinda Hsu (2) Chief Financial Officer, Secretary and Treasurer	2015	47,553	Nil	Nil	Nil	Nil	Nil	77,644(2a)	125,197
	2014	50,662	Nil	Nil	Nil	Nil	Nil	84,438(2b)	135,100
Douglas Boateng (3) Former President & Chief Executive Officer	2015	Nil	Nil	Nil	Nil	Nil	Nil	7,500(3a)	7,500
	2014	Nil	Nil	Nil	Nil	Nil	Nil	3,750(3b)	3,750

(1)

Mr. Scheepers was appointed as our President and Chief Executive Officer effective on November 21, 2011 and as our Chief Operating Officer effective on October 6, 2011. Mr. Scheepers has been a director since September 21, 2010. The “Other Compensation” to Mr. Scheepers consists of:

a)

$144,000 in executive and administration service fees incurred during the fiscal year ended May 31, 2015 and $36,000 which represents the payment of 60% of rental expenses associated with renting Mr. Scheepers’ family house in Dar Es Salaam, Tanzania pursuant to his Executive Services Agreement with the Company; As at May 31, 2015, a total of $306,000 remained as payable.

b)

$144,000 in executive and administration service fees incurred during the fiscal year ended May 31, 2014 and $25,200 which represents the payment of 60% of rental expenses associated with renting Mr. Scheepers’ family house in Dar Es Salaam, Tanzania pursuant to his Executive Services Agreement with the Company; As at May 31, 2014, a total of $162,000 remained as payable.

(2)	Ms. Hsu was appointed as our Chief Financial Officer, Secretary and Treasurer effective on March 1, 2012. The “Other Compensation” to Ms. Hsu consists of:

a)

$77,644 in executive and administration service fees during the fiscal year ended May 31, 2015 earned by a private company controlled by Ms. Hsu. As at May 31, 2015, a total of $3,615 remained as a payable.

b)	$84,438 in executive and administration service fees during the fiscal year ended May 31, 2014 earned by a private company controlled by Ms. Hsu.

(3)

Mr. Boateng was appointed as our President and Chief Executive Officer effective on August 18, 2011 and resigned effective on November 21, 2011. Mr. Boateng has been a director since September 21, 2010. The “Other Compensation” to Mr. Boateng consists of:

a)	$7,500 of director’s fees incurred during the fiscal year ended May 31, 2015; a total of $21,250 fees remained as payable as at May 31, 2015.
b)	$3,750 of director’s fees incurred during the fiscal year ended May 31, 2014; a total of $23,750 fees remained as payable as at May 31, 2014.

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

The table below summarizes all compensation awarded to, earned by or paid to our current or former directors during our fiscal year ended May 31, 2015. Certain of our current or former directors served or have served as officers of the Company and any compensation they received due to their services are disclosed in the table above and are not included in the table below.

Director Compensation

Name and Principal Position	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Reginald Mengi	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Reyno Scheepers (1)	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Douglas Boateng (1)	N/A	N/A	N/A	N/A	N/A	N/A	N/A
William Lamarque (2)	30,000	Nil	Nil	Nil	Nil	Nil	30,000
Emmanuel Naiko (3)	20,000	Nil	Nil	Nil	Nil	Nil	20,000
Gizman Abbas (4)	15,000	Nil	Nil	Nil	Nil	Nil	15,000

(1)	See summary compensation table above.
(2)	A total of 26,500 director’s fees remained as payable as of May 31, 2015.
(3)	A total of 55,500 director’s fees remained as payable as of May 31, 2015.
(4)	A total of 41,750 director’s fees remained as payable as of May 31, 2015.

Outstanding Equity Awards

The following table sets forth information at our fiscal year ended May 31, 2015 relating to outstanding equity awards that have been granted to the directors and named executive officers listed in the tables above:

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

Officers and Directors

Title of class	Name and address of beneficial owner(1)	Amount and nature of beneficial owner (2)	Percentage of class(3)
Common Stock	Reginald Mengi(1)	158,333,333(4)	49.26%
Common Stock	Reyno Scheepers(1)	5,500,000(5)	1.71%
Common Stock	Douglas Boateng(1)	7,500,000(6)	2.33%
Common Stock	William Lamarque (1)	400,000(7)	0.12%
Common Stock	Emmanuel Naiko (1)	400,000(7)	0.12%
Common Stock	Gizman Abbas (1)	400,000(7)	0.12%
Common Stock	Melinda Hsu (1)	1,000,000(8)	0.31%
Common Stock	All executive officers and directors as a group	173,533,333	53.99%

5% or Greater Shareholders:

Title of class	Name and address of beneficial owner	Amount and nature of beneficial owner(2)	Percentage of class(3)
Common Stock	Reginald Mengi(1)	158,333,333(4)	49.26%
Common Stock	Zoeb Hassuji(9)	16,666,667	5.19%

1.	The address of our officers and directors is our Company’s address, which is P.O. Box 33507, Plot 82A, ITV Road, Mikocheni Light Industrial Area, Dar es Salaam, Republic of Tanzania.
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

3.	Based on 321,416,654 shares of our common stock issued and outstanding as of August 18, 2015.
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

i)

On December 7, 2012, and as amended on September 4, 2013, June 18, 2014 and March 20, 2015, the Company entered into a facility agreement with IPP Ltd., a private company controlled by the Chairman of the Company. The funding is in the form of an interest free unsecured loan to the Company of up to $720,000 due May 31, 2017. As of May 31, 2015, IPP Ltd. has fully advanced $720,000 (May 31, 2014: $695,683) to the Company pursuant to this facility agreement.

ii)

On October 9, 2013, and as amended on June 18, 2014 and March 20, 2015, the Company entered into a facility agreement with Consultancy & Finance Company Associates Ltd. (“C&F”), a private company controlled by the Chairman of the Company. The funding is in the form of an interest free unsecured loan to the Company of up to $405,000 due May 31, 2017. As of May 31, 2015, C&F has fully advanced $405,000 (May 31, 2014: $375,000) to the Company pursuant to this facility agreement.

iii)

On November 20, 2014, the Company entered into a facility agreement with C&F. The funding is in the form of an interest-free unsecured loan to the Company of up to $500,000 due May 31, 2017. As of May 31, 2015, C&F has advanced $215,000 to the Company pursuant to this facility agreement.

b)

During the year ended May 31, 2015 and 2014, the Company incurred administration and professional services fees of $144,000 to a director, the current President and Chief Executive Officer (the “CEO”), and there was a total of $306,000 remaining payable as at May 31, 2015 (May 31, 2014: $162,000). In addition, during the year ended May 31, 2015 and 2014, the Company incurred geological and other service fees of $36,000 to a private company controlled by a person who is related to the CEO and there was a total of $Nil fees remaining payable as at May 31, 2015 (May 31, 2014: $3,000).

c)

During the year ended May 31, 2015, the Company also paid $36,000 (the year ended May 31, 2014: $25,200) representing 60% of annual rental expenses associated with renting the CEO’s family house in Tanzania, pursuant to the Executive Services Agreement.

d)

During the year ended May 31, 2015, the Company incurred administration and professional services fees of $125,197 (the year ended May 31, 2014: $135,100) to the Company’s Chief Financial Officer (the “CFO”), and there was a total of $3,615 remaining payable as at May 31, 2015.

e)

During the year ended May 31, 2015, the Company incurred independent and non-executive directors’ fees of $72,500 (2014: $68,750). As at May 31, 2015, the Company had $145,000 (May 31, 2014: $112,500) of unpaid independent directors’ fees in related party accounts payable and accrued liabilities.

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

Manning Elliott LLP served as our independent registered public accounting firm and audited our consolidated financial statements for the fiscal years ended May 31, 2015 and 2014. Aggregate fees billed during fiscal years ended May 31, 2015 and 2014 to the Company by Manning Elliott LLP for rendered professional services are set forth below:

	Year Ended May 31, 2015	Year Ended May 31, 2014
Audit Fees	$28,833	$24,400
Audit-Related Fees	--	--
Tax Fees	$3,058	$3,290
All Other Fees	--	--
Total	$31,892	$27,690

Audit Fees

Audit fees are the aggregate fees billed for professional services rendered by our independent auditors for the audit of our annual consolidated financial statements, the review of the interim consolidated financial statements included in each of our quarterly reports and services provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit related fees are the aggregate fees billed by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not described in the preceding category.

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
Date: August 18, 2015.

By:	“Melinda Hsu”
Melinda Hsu
Chief Financial Officer (Principal Financial Officer and Principal
Accounting Officer), Secretary and Treasurer
Date: August 18, 2015.

__________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

“Reyno Scheepers”	President, Chief Executive Officer (Principal Executive	August 18, 2015
Reyno Scheepers	Officer) and a director

“Reginald Mengi”		August 18, 2015
Reginald Mengi	Chairman of the Board of Directors and a director

“William Lamarque”		August 18, 2015
William Lamarque	Vice Chairman of the Board of Directors and a director

Douglas Boateng”		August 18, 2015
Douglas Boateng	Director

“Emmanuel Naiko”		August 18, 2015
Emmanuel Naiko	Director
August 18, 2015
“Melinda Hsu”
Melinda Hsu	Chief Financial Officer (Principal Financial Officer and
Principal Accounting Officer), Secretary and Treasurer

__________