Form 10-Q
period 2015-08-31
HANDENI GOLD INC.
filed 2015-10-07
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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

+255 222 70 00 84
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]      No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date,
321,416,654 shares of common stock as of October 5, 2015.

HANDENI GOLD INC. (FORMERLY DOUGLAS LAKE MINERALS INC.)

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
August 31, 2015

INDEX

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of gold, availability of funds, government regulations, permitting, common share prices, operating costs, capital costs, outcomes of ore reserve development, recoveries and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended May 31, 2015, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited interim consolidated financial statements of Handeni Gold Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

Handeni Gold Inc.
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	August 31, 2015	May 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$107,171	$85,985
Amounts receivable (Note 3)	40,323	38,751
Prepaid expenses and deposits (Note 4)	10,487	306
Total Current Assets	157,981	125,042
Restricted cash equivalent (Note 5)	13,045	13,858
Mineral licenses (Note 6)	1,650,000	1,650,000
Property and equipment, net (Note 7)	679	1,474

TOTAL ASSETS	$1,821,705	$1,790,374

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$52,958	$52,785
Accounts payable and accrued liabilities - related parties (Note 8)	-	454,615
Total Current Liabilities	52,958	507,400
Loans from related parties (Note 8 (a))	1,475,000	1,340,000
Payables due to related parties (Note 8)	451,000	-

Total Liabilities	1,978,958	1,847,400

Nature of Operations and Going Concern (Note 1)
Commitments and Contingencies (Notes 6 and 12)

Stockholders' Equity (Deficiency)
Common stock (Note 9) Authorized: 500,000,000 shares, $0.001 par value Issued and outstanding: 321,416,654 shares (May 31, 2015 – 321,416,654 shares)	321,417	321,417
Additional paid-in capital (Note 9)	116,414,824	116,414,824
Donated capital (Note 8 (a))	350,989	314,982
Deficit accumulated during the exploration stage	(117,244,483)	(117,108,249)

Total Stockholders' Deficiency	(157,253)	(57,026)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,821,705	$1,790,374

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
Interim Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(Unaudited)

	For the Three Months Ended,
	August 31, 2015	August 31, 2014

Revenue	$-	$-

Expenses
Consulting fees	1,350	5,850
Depreciation	795	22,206
Exploration expenses	20,303	45,577
General and administrative	47,868	125,760
Interest expense	36,007	26,987
Professional	3,347	32,503
Rent	36,411	48,215
Travel and investor relations	165	1,134
Total Expenses	146,246	308,232
Loss From Operations	(146,246)	(308,232)
Other Income (Expenses)
Gain on disposal of equipment	10,000	20,209
Interest income	12	64
Total other Income	10,012	20,273
Net Loss	(136,234)	(287,959)
Other Comprehensive Loss
Unrealized loss on marketable securities	-	(13,600)

Comprehensive Loss	$(136,234)	$(301,559)

Net Loss per Share - Basic and Diluted	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	321,416,654	321,416,654

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the Three Months Ended,
	August 31, 2015	August 31, 2014
CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN):
Operating Activities:
Net loss	$(136,234)	$(287,959)
Adjustments for non-cash items in net loss:
Depreciation	795	22,206
Donated capital, services, interest and rent	36,007	26,987
Loss on unrealized foreign exchange	813	95
Gain on disposal of equipment	(10,000)	(20,209)
Changes in non-cash operating working capital:
Amounts receivable	(1,572)	(2,104)
Prepaid expenses and deposits	(10,181)	(5,077)
Accounts payable and accrued liabilities	173	(22,669)
Due to related parties	(3,615)	43,656
Cash Used in Operating Activities	(123,814)	(245,074)

Investing Activities:
Proceeds from disposal of equipment	10,000	20,209
Cash Provided by Investing Activities	10,000	20,209

Financing Activities:
Loan from a related party	135,000	-
Cash Provided by Financing Activities	135,000	-

Increase (Decrease) in cash	21,186	(224,865)

Cash, at beginning of the period	85,985	532,694

Cash, at end of the period	$107,171	$307,829

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of August 31, 2015
(Expressed in U.S. dollars)
(Unaudited)

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

As at August 31, 2015, the Company has not generated any revenues and has accumulated losses of $117,244,483 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company plans to raise equity and/or debt financing to fund its operations which may result in substantial dilution to the Company’s stockholders or may not be available, if at all, in amounts or on terms acceptable to the Company. If additional capital is not obtained, the Company may be forced to cease operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b)	Interim Consolidated Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended May 31, 2015, included in the Company’s Annual Report on Form 10-K filed on August 21, 2015 with the SEC.

The interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at August 31, 2015, and the results of its operations and cash flows for the interim period ended August 31, 2015. The results of operations for the three months ended August 31, 2015 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of August 31, 2015
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

e)	Comprehensive Income (Loss)

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. As at August 31, 2015, the Company has no component of other comprehensive income (loss) and accumulated other comprehensive income (loss).

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

Property and equipment consists of office equipment, automobiles and computer software recorded at cost and depreciated on a straight- line basis as follows:

Automobiles	3 years
Camp and equipment	3 years
Office furniture and equipment	3 years
Software	1 year

i)	Mineral Property Costs

The Company has been in the exploration stage since its inception on January 5, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral prospecting licenses and mineral property acquisition costs are initially capitalized. The Company assesses the carrying costs for impairment under ASC 360, Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying costs may not be recoverable.

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

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of August 31, 2015
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

k)	Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440, Asset Retirement and Environmental Obligations, which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of August 31, 2015 and May 31, 2015.

l)	Financial Instruments

ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs, and the fair value of financial instruments, which include cash, restricted cash equivalent, restricted marketable securities, and accounts payable were estimated to approximate their carrying values due to the immediate or short-term maturities of these financial instruments.

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

The functional and reporting currency of the Company is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the consolidated balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average rates are used to translate revenues and expenses.

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

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, and ASC 505, Equity Based Payments to Non-Employees, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

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

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of August 31, 2015
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

3.	Amounts Receivable

The components of amounts receivable are as follows:

	August 31,	May 31,
	2015	2015
	$	$

Recoverable value added tax	27,187	28,797
Recoverable goods and services / harmonized sales tax	13,136	9,830
Other receivable	-	124

	40,323	38,751

4.	Prepaid Expenses and Deposits

The components of prepaid expenses and deposits are as follows:

	August 31,	May 31,
	2015	2015
	$	$

General and administrative	10,337	-
Rent	150	306

	10,487	306

5.	Restricted Cash Equivalent

As of August 31, 2015, the Company has pledged a GIC of $13,045 (May 31, 2015: $13,858) as security held on a corporate credit card. The $813 difference compared to May 31, 2015 is attributed to loss on unrealized Canadian dollar foreign exchange.

6.	Mineral Properties and Licenses

a)	Handeni Properties, Tanzania, Africa

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

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of August 31, 2015
(Expressed in U.S. dollars)
(Unaudited)

6.	Mineral Properties and Licenses (continued)

a)	Handeni Properties, Tanzania, Africa (continued)

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

In addition to the renewal areas, the Company had also applied for the remainder of the license areas and has received four additional PLs. The Company now holds a total license area of approximately 423.03 km2 (53% of its original 800 km2 license area).

During the quarter ended August 31, 2015, the Company paid $1,223 (the year ended May 31, 2015: $62,584) in annual rental and licenses renewal fees for PLs. Such license related fees have been recorded as exploration expenses.

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

b)	Mkuvia Alluvial Gold Project, Tanzania, Africa

The Mkuvia Alluvial Gold Project was comprised of four PLs covering a total area of 380 square kilometers located in the Nachingwea District, Lindi Region of the Republic of Tanzania. The Company is aware that the four PLs expired during May and June of 2012. As at August 31, 2015 and May 31, 2015, the Company has no capitalized costs related to the Mkuvia Alluvial Gold Project.

On January 13, 2015, the Company reached a binding settlement agreement with regards to its litigation with RCR (see Note 12, below). Based on this agreement with RCR, the Company will relinquish its interest in the Mkuvia Alluvial Project after the formal agreement is delivered by RCR as agreed.

7.	Property and Equipment

	August 31, 2015			May 31, 2015
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
	$	$	$	$

Automobile vehicles	230,879	230,879	-	-
Camp and equipment	197,011	197,011	-	-
Office furniture and equipment	100,222	99,543	679	1,252
Software	7,930	7,930	-	222

	536,042	535,363	679	1,474

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of August 31, 2015
(Expressed in U.S. dollars)
(Unaudited)

8.	Related Party Transactions

a)	The Company has entered into the following facility agreements with related parties:

i)

On December 7, 2012, and as amended on September 4, 2013, June 18, 2014 and March 20, 2015, the Company entered into a facility agreement with IPP Ltd., a private company controlled by the Chairman of the Company. The funding is in the form of an interest free unsecured loan to the Company of up to $720,000 due May 31, 2017. As of August 31, 2015 and May 31, 2015, IPP Ltd. has fully advanced $720,000 to the Company pursuant to this facility agreement.

ii)

On October 9, 2013, and as amended on June 18, 2014 and March 20, 2015, the Company entered into a facility agreement with Consultancy & Finance Company Associates Ltd. (“C&F”), a private company controlled by the Chairman of the Company. The funding is in the form of an interest free unsecured loan to the Company of up to $405,000 due May 31, 2017. As of August 31 2015 and May 31, 2015, C&F has fully advanced $405,000 to the Company pursuant to this facility agreement.

iii)

On November 20, 2014, the Company entered into a facility agreement with C&F. The funding is in the form of an interest-free unsecured loan to the Company of up to $500,000 due May 31, 2017. As of August 31, 2015, C&F has advanced $350,000 (May 31, 2015: $215,000) to the Company pursuant to this facility agreement.

For the three months ended August 31, 2015, $36,007 (three months ended August 31, 2014: $26,987) of deemed interest was calculated at an annual interest rate of 10% which approximates the fair market value of the borrowings, and was recorded as interest expense and donated capital.

b)

The Company’s President and Chief Executive Officer (the “CEO”) has voluntarily terminated the CEO services fees for one year effective as of June 1, 2015. As a result, the Company incurred $Nil of administration and professional services fees to the CEO during the three months ended August 31, 2015 (three Months ended August 31, 2014: $36,000). As at August 31 and May 31, 2015, there was a total of $306,000 incurred CEO fees remaining as payable. Such payables will not be paid until the Company’s financial situation improves and accordingly it was recorded in long term liabilities as of August 31, 2015.

During the three months ended August, 2015 and 2014, the Company paid $36,000 representing 60% of annual rental expenses associated with renting the CEO’s family house in Tanzania, pursuant to the Executive Services Agreement.

In addition, during the three months ended August 31, 2015 and 2014, the Company paid geological service fees of $9,000 to a private company controlled by a person who is related to the CEO.

c)

During the three months ended August 31, 2015, the Company incurred administration and professional services fees of $28,298 (three months ended August 31, 2014: $33,449) to the Company’s Chief Financial Officer (the “CFO”).

d)

During the three months ended August 31, 2015, the Company’s Board of Directors reached a directors’ resolution, effective June 1, 2015, which ratified the termination of the Company’s monetary directors’ fees and all accumulated outstanding directors’ fees will not be paid until the Company’s financial situation improves. As such, during the three months ended August 31, 2015, the Company incurred $Nil of directors’ fees (three months ended August 31, 2014: $20,000). As at August 31, 2015 and May 31, 2015, the Company had $145,000 of unpaid independent directors’ fees, which was recorded in long term liabilities as of August 31, 2015.

9.	Common Stock and Additional Paid-in Capital

The authorized common stock of the Company consists of 500,000,000 shares, with $0.001 par value. During the three months ended August 31, 2015 and the year ended May 31, 2015, the Company had no changes in its common stock and additional paid-in capital.

10.	Stock Options

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

During the three months ended August 31, 2015 and 2014, there were no stock options granted or exercised. As at August 31, 2015 and May 31, 2015, there were no intrinsic values attributed to outstanding options, all stock options were fully vested, and the Company had 10,700,000 shares of common stock available to be issued under the November 2010 Stock Incentive Plan.

The following table summarizes the continuity of the Company’s stock options:

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of August 31, 2015
(Expressed in U.S. dollars)
(Unaudited)

10.	Stock Options (continued)

		Weighted	Weighted Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Terms	Value
	#	$	(years)	$
Outstanding, May 31, 2014	28,300,000	0.23	6.56	-
Outstanding, May 31, 2015	28,300,000	0.23	5.56	-
Outstanding and exercisable, August 31, 2015	28,300,000	0.23	5.31	-

11.	Common Stock Purchase Warrants

During the three months ended August 31, 2015 and the year ended May 31, 2015, there were no stock purchase warrants granted, exercised or outstanding.

12.	Commitments and Contingencies

On February 8, 2012, RCR filed a lawsuit against the Company in the Supreme Court, State of New York, in which RCR alleged that the Company participated in a fraudulent transfer of certain mineral property interests in Tanzania that RCR had the right to purchase pursuant to a series of agreements with the Company.

On January 13, 2015, the Company reached a binding settlement of its litigation with RCR, and is currently waiting for RCR to finalize the formal settlement documentation. The settlement does not require any monetary payment by the Company to RCR. Under the terms of the settlement, the Company will turn over its interest in Ruby Creek Resources (Tanzania) Limited and has agreed to return the 4,000,000 shares of restricted RCR common stock to RCR. Such 4,000,000 shares were issued to the Company on December 16, 2010 as partial consideration to purchase the mineral property interests under the agreements between RCR and the Company. The initial fair market value of these shares was $2,760,000 based on RCR’s quoted stock price on the issuance date. Both parties have agreed to dismiss their respective claims, with prejudice, and the litigation is now concluded.

13.	Fair Value Measurements

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

As at August 31, 2015, there were no liabilities measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet. Assets measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of August 31, 2015, as follows:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	August 31,
	(Level 1)	(Level 2)	(Level 3)	2015
Assets:
Cash	$107,171	$–	$–	$107,171
Restricted cash equivalent	13,045	–	–	13,045

Total assets measured at fair value	$120,216	$–	$–	$120,216

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of August 31, 2015
(Expressed in U.S. dollars)
(Unaudited)

13.	Fair Value Measurements (continued)

As at May 31, 2015, there were no liabilities measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet. Assets measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of May 31, 2015, as follows:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	May 31,
	(Level 1)	(Level 2)	(Level 3)	2015
Assets:
Cash	$85,985	$–	$–	$85,985
Restricted cash equivalent	13,858	–	–	13,858

Total assets measured at fair value	$99,843	$–	$–	$99,843

14.	Segment Disclosures

The Company operates in one reportable segment, being the acquisition and exploration of mineral properties. Segmented information has been compiled based on the geographic regions that the Company and its subsidiary registered and performed exploration and administration activities. Assets by geographical segment are as follows:

	Canada	Tanzania, Africa	Total
Current assets	$98,930	$59,051	$157,981
Restricted cash equivalent	13,045	-	13,045
Mineral licenses	-	1,650,000	1,650,000
Equipment, net	-	679	679
Total assets, at August 31, 2015	$111,975	$1,709,730	$1,821,705

	Canada	Tanzania, Africa	Total
Current assets	$61,447	$63,595	$125,042
Restricted cash equivalent	13,858	-	13,858
Mineral licenses	-	1,650,000	1,650,000
Equipment, net	332	1,142	1,474
Total assets, at May 31, 2015	$75,637	$1,714,737	$1,790,374

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended August 31, 2015 and 2014 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended August 31, 2015 and 2014 included herewith and our audited consolidated financial statements as at May 31, 2015 and 2014 included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2015 as filed with the SEC. All financial information in this Management’s Discussion and Analysis (“MD&A” or the “discussion”) is expressed and prepared in conformity with U.S. generally accepted accounting principles. All dollar references are to the U.S. dollar, the Company’s reporting currency, unless otherwise noted. Some numbers in this MD&A have been rounded to the nearest thousand for discussion purposes.

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

30°0'0"E
40°0'0"E
10°0'0"S
UGANDA
KENYA
RWANDA
BURUNDI
TANZANIA
DEMOCRATIC
REPUBLIC
OF CONGO
ZAMBIA
MALAWI
MOZAMBIQUE
Kagera
Mara
Mwanza
Shinyanga
Arusha
Kilimanjaro
Kigoma
Tabora
Singida
Dodoma
Tanga
Rukwa
Mbeya
Iringa
Morogoro
Pwani
Lindi
Ruvuma
Mtwara
N
Legend
PL6742/2010
PL6743/2010
PL6744/2010
PL6779/2010
PL9853/2014
PL10000/2014
Scale 1:7,500,000
100
Km

Fig. 1: Location Map: Handeni Property in Tanzania.

Prospecting Licenses (PLs)

Currently, our primary focus is on the undivided 100% legal, beneficial and registerable interest in and to eight PLs, located in the Handeni District of Tanzania. The total area held by the Company in the Handeni district is now 423.03 km2 (Fig. 2) (Table 1).

37°52'0"E
37°56'0"E
38°0'0"E
38°4'0"E
38°8'0"E
5°44'0"S
5°48'0"S
5°52'0"S
5°56'0"S
N
Legend
PL 6742/2010
PL 6743/2010
PL 6744/2010
PL 6779/2010
PL 9853/2014
PL 10000/2014
PL10262/2014
PL10409_2014
Excluded area-32 PML's
Scale 1: 200,000
5
Km

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

Property Description

General

Exploration, mining and related activities is regulated and controlled under the Mining Act of 1998 (revised in 2010) (the “Mining Act”). Tanzania is Africa’s fourth leading gold producer, with several major companies producing and exploring for gold, mostly in northwestern Tanzania, south of Lake Victoria, in an area informally known as the Lake Victoria gold belt.

The Handeni Property

The increase in gold prices at the turn of the century and consequent increase in artisanal gold mining activity in the Handeni area led to the discovery of deposits of placer gold, in turn leading in 2003 to a classic gold rush. The discovery and mining of lode deposits followed, soon after, along with the growth of a shanty mining town at the northern base of Magambazi Hill.

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

Property Geology

The Handeni area is situated in the Palaeoproterozoic, Usugaran/Ubendian Metamorphic Terrane of Tanzania, along the northern extension of the north-trending Proterozoic Mozambique Mobile Belt.

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

•

A helicopter based TEM electromagnetic and radiometric aerial survey program clearly delineated subsurface geological features of importance to gold and base metal mineralization in this high grade metamorphic terrain. The data proved to be invaluable in the definition of structurally important sites and target definition and was key in defining areas for ground geophysical surveys including ground magnetics, - radiometrics and I.P (Induced Polarization Surveys). Based on this exploration priority drill targets were selected including Magambazi East as well as the Kwandege targets that were subsequently drilled.

•

Twenty-eight (28) diamond core holes (5,347 meters) were drilled on the Magambazi East and related targets and delineated a gold enriched mineralization zone extending for a distance of approximately 500 meters to the south east of the Magambazi Hill mineralization as defined by CRI. Based on drill data and re-interpretation of this target we are now convinced that the gold potential of this target may be proven or disproven with drilling of 5 directional drill holes.

•

Thirty-seven (37) drill holes (4,989 meters in total) have been drilled on the Kwandege mineralized zone, completing the first phase drilling program on this project. Twenty-six of the 32 drill holes on the main Kwandege target yielded gold assay values of more than 0.5 g/t over a one-meter interval or thicker intersection, whereas four of the remaining holes had anomalous gold values of up to 0.49 g/t. An important feature of the Kwandege target is the fact that low level gold values (0.5 g/t to 1 g/t) were encountered in numerous intersections in the drill holes and also confirmed by the latest assay results. Anomalous gold with some potentially economic intersections have been encountered in an E - W (strike) direction of 1,501 meters (based on the results of the completed phase 1 drilling program). The open ended nature of the mineralization in an E-W direction was confirmed. Recently acquired data confirms the potential of the Kwandege target area as part of a much larger structure with high gold potential.

•

The results of the soil sampling program on Target 5 yielded gold in soil values of up to 200 ppb. Au (gold) assay results received for 2331 samples coincides with a magnetic and electro-magnetic geophysical anomaly on surface over an area of approximately 1.8 km (N-S) by 900 m (E-W). The evaluation of this target is to be continued by pitting, trenching and ground IP.

•	Data collected from our intensive efforts to delineate alluvial gold mineralization with economic potential yielded the following:

a)	The fluvial environment has the largest potential for the extraction of coarse grained gold in the Handeni area.

b)

A large proportion of gold is contained as fine grained gold. This conclusion was based on the fact that geochemically analyzed samples of the same locations as the bulk sampled areas yielded significantly higher gold values.

c)	Some specific horizons in the fluvial horizon yield higher values than others.

d)

Allowing for a mere 50% efficiency of the applied processes, the overburden, the grade as well as consistency of gold on the alluvial targets evaluated thus far our results indicated that secondary gold mineralization is not economically mineable.

•

The exploration results on our Mjembe target defined a significant potential gold mineralization zone with a high correlation between geochemical, structural and geophysical data. Mjembe will be the Company’s primary target during the 2015/2016 field season. The potential of this area has been exploited by illegal artisanal miners.

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

•	Exploration conducted during the first quarter of fiscal year 2016.

•	A limited grab sampling program was conducted on illegal artisanal sites within the Mjembe target. The results of this will be available shortly.

•

Evaluation of gold mining pml’s in the Kilindi district commenced with a visit to the sites and a grab sampling program, aiming to incorporate high potential properties into the company’s license portfolio.

•	Mapping of the Gole structure is continuing as announced.

•	XRF analyses and evaluation of drill core on the Magambazi East and Kwandege sites continued.

•	An updated NI-43_101 is being compiled.

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

Employees

Other than our directors and executive officers, we had approximate four full-time equivalent employees and consultants as of August 31, 2015 located in Tanzania. We also utilize independent geologists and consultants on a contract basis to conduct the work programs on our mineral properties in order to carry out our plan of operations.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

The Company has two subsidiaries, both of which are Tanzanian companies: (i) HG Limited (formerly DLM Tanzania Limited); and (ii) Douglas Lake Tanzania Limited, which is inactive.

Plan of Operations

Our plan of operations through our fiscal year ending May 31, 2016 is to continue to focus on the exploration of our Handeni mineral property in Tanzania, and the budget for this plan requires approximately $0.6 million for our plan of the exploration work, $100,000 for mineral licenses fees and a minimum of $0.6 million for our general and administration expenses, professional and consulting fees and other operating expenses.

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

At August 31, 2015, we had cash of $107,000 and a working capital of $105,000. In addition, we have a total of $150,000 funds available to be withdrawn pursuant to a facility agreement with a related party. As such, we estimated that we will still need a minimum of $900,000 additional funds in order to cover our planned operations over the fiscal year ending May 31, 2016. Our actual expenditures may exceed our estimations.

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

Results of Operations

We have had no operating revenues and accumulated net loss of $117 million since our inception (January 5, 2004) to August 31, 2015. The following table sets out our losses from operations for the periods indicated:

	For the Three Months Ended,
	August 31, 2015	August 31, 2014
Revenue	$-	$-
Expenses
Consulting fees	1,350	5,850
Depreciation	795	22,206
Exploration expenses	20,303	45,577
General and administrative	47,868	125,760
Interest expense	36,007	26,987
Professional	3,347	32,503
Rent	36,411	48,215
Travel and investor relations	165	1,134
Total Expenses	146,246	308,232
Loss From Operations	(146,246)	(308,232)
Other Income (Expenses)
Gain on disposal of equipment	10,000	20,209
Interest income	12	64
Total other Income	10,012	20,273
Net Loss	$(136,234)	$(287,959)

Three Months Ended August 31, 2015 Compared to Three Months Ended August 31, 2014

Our net loss for the three months ended August 31, 2015 was $136,000, compared to $288,000 for the same period ended August 31, 2014, the difference is mainly due to the following operation expenses changes.

Our operating expenses for the three months ended August 31, 2015 decreased by $162,000 to $146,000 from $308,000 for the same period ended August 31, 2014, and the main changes are as follows:

•

our consulting, general and administrative fees decreased by $82,000 to $49,000 during the period ended August 31, 2015 (2014 - $132,000), primarily due to fund limitation and continuing cost management; effective June 1, 2015, the Company has stopped incurring directors’ fees and the CEO service fees; At August 31, 2015, $451,000 (May 31, 2015 - $455,000) of general and administrative fees remained as long term liabilities due to related parties;

•

our exploration expenses decreased by $25,000 to $20,000 during the three months ended August 31, 2015 (2014 - $45,000) mainly due to our further reduced exploration and drilling activities caused by our funding limitations;

•	depreciation fees decreased by $21,000 to $1,000 during the three months ended August 31, 2015 (2014 - $22,000) mainly because the majority of our equipment was fully depreciated;

•

interest expenses increased by $9,000 to $36,000 during the three months ended August 31, 2015 (2014 - $27,000), which represented deemed interest on increased interest free unsecured loans from related parties. Such deemed interest was recorded as donated capital;

•	our professional fees decreased by $29,000 to $3,000 during the three months ended August 31, 2015 (2014 - $32,000) primarily due to decreased legal fees on the RC litigation;

•

our rent expenses decreased by $12,000 to $36,411 during the three months ended August 31, 2015 (2014 - $48,215) mainly because our Vancouver office lease expired in September 2014 and our Tanzania office has been moved to a small office space; Included in the rent, there was $36,000 representing 60% of the rental expense associated with renting our CEO’s family house in Tanzania;

•	our travel and investor relations expenses decreased to almost none primarily due to our funding limitations.

Liquidity and Capital Resources

The Company has been reviewing its budgets for its current business needs and its further exploration. We estimate that our total expenditures for our fiscal year ending May 31, 2016 will be approximately $1.3 million, as outlined above under the heading “Plan of Operations”. At August 31, 2015, we had cash of $107,000 and a working capital of $105,000. We believe that we have insufficient capital to fund our plan of operations and we estimate we will be required to obtain a minimum of $900,000 additional funds in order to pursue our planned operations over the fiscal year ending May 31, 2016.

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

We expected to receive approximately $10,000 of recoverable goods and services tax/harmonized sales tax from Canada Revenue Agency in the next quarter. Based on requirements of the Tanzania Revenue Authority (“TRA”), we had submitted recoverable value added tax (“VAT”) refund certificates in January 2015 with TRA to request a VAT refund of $23,000 (TZS 49,061,634). However, as of the date of this report, we have not received the claimed refund yet.

As at August, 2015, there was $27,000 of recoverable VAT paid in Tanzania and $13,000 of recoverable goods and services tax paid in Canada. Such recoverable amounts were included in our working capital and expected to be refunded during the fiscal year 2016.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $124,000 during the three months ended August 31, 2015, as compared to $245,000 during the same period in 2014.

Net Cash Used in Investing Activities

Net cash provided in investing activities was $10,000 during the three months ended August 31, 2015 (2014: 20,000) due to proceeds from disposal of automobile vehicles.

Net Cash from Financing Activities

During the three months ended August 31, 2015, we received $135,000 (2014: $Nil) in loans pursuant to facility agreements. We have funded our business to date primarily from sales of our common stock and loans from related parties.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the property underlying our mineral claim interest and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. The Company has not generated any revenues and has accumulated losses of $117 million since inception to August 31, 2015. For these reasons our auditors stated in their report on our audited consolidated financial statements for the year ended May 31, 2015 that they have substantial doubt we will be able to continue as a going concern.

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

Related Party Transactions

The details of related party transactions are disclosed in footnote 8 of our Company’s interim unaudited consolidated financial statements for the fiscal quarter ended August 31, 2015 (Item 1, above).

Segment Disclosures

The Company operates in one reportable segment, located in Tanzania Africa, being the acquisition and exploration of mineral properties. The details of segment disclosures are disclosed in footnote 14 of our Company’s interim unaudited consolidated financial statements for the fiscal quarter ended August 31, 2015 (Item 1, above).

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Contractual Obligations

a)

On December 7, 2012, and as amended on September 4, 2013, June 18, 2014 and March 20, 2015, the Company entered into a facility agreement with IPP Ltd., a private company controlled by the Chairman of the Company. The funding is in the form of an interest free unsecured loan to the Company of up to $720,000 due May 31, 2017. As of the date of this report, IPP Ltd. has fully advanced $720,000 to the Company pursuant to this facility agreement.

b)

On October 9, 2013, and as amended on June 18, 2014 and March 20, 2015, the Company entered into a facility agreement with Consultancy & Finance Company Associates Ltd. (“C&F”), a private company controlled by the Chairman of the Company. The funding is in the form of an interest free unsecured loan to the Company of up to $405,000 due May 31, 2017. As of the date of this report, C&F has fully advanced $405,000 to the Company pursuant to this facility agreement.

c)

On November 20, 2014, the Company entered into a facility agreement with C&F. The funding is in the form of an interest-free unsecured loan to the Company of up to $500,000 due May 31, 2017. As of the date of this report, C&F has advanced $350,000 to the Company pursuant to this facility agreement.

d)

On June 23, 2014, the Company’s Tanzania subsidiary, HG Limited, entered into a lease agreement associated with renting our Chief Executive Officer’s (the “CEO”) family house in Tanzania. The lease is for a period of 24 months commencing on August 1,2014 and expiring July 31, 2016 extendable for one year till July 31, 2017 by mutual agreement. The annual rent is $60,000, of which 40% ($24,000) should be reimbursed by another Company which is related to the Chairman of the Company and the CEO has been also working for. As of the three months ended August 31, 2015, the Company paid $60,000 rent and received $24,000 reimbursement for the second year of lease period, pursuant to this lease agreement. The lease agreement may be terminated by first giving notice not less than three months.

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

The critical accounting policies are disclosed in footnote 2 of our Company’s interim unaudited consolidated financial statements for the fiscal quarter ended August 31, 2015 (Item 1, above).

We believe the critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required because we are a smaller reporting company.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), Reyno Scheepers, and the Company’s Chief Financial Officer (“CFO”), Melinda Hsu, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this report. Based upon the evaluation, the Company’s CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report (that is, as of February 28, 2015), due to the material weaknesses in our internal control over financial reporting as disclosed in the Company’s annual report for our fiscal year ended May 31, 2015, which have not been completely resolved as of August 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: October 5, 2015