Form 10-Q
period 2015-11-30
HANDENI GOLD INC.
filed 2016-01-11
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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
Yes [   ]      No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
321,416,654 shares of common stock as of January 11, 2016.

HANDENI GOLD INC. (FORMERLY DOUGLAS LAKE MINERALS INC.)

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
November 30, 2015

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

The following unaudited interim consolidated financial statements of Handeni Gold Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

Handeni Gold Inc.
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	November 30, 2015	May 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$133,895	$85,985
Amounts receivable (Note 3)	35,069	38,751
Prepaid expenses and deposits (Note 4)	7,240	306
Total Current Assets	176,204	125,042
Restricted cash equivalent (Note 5)	12,918	13,858
Mineral licenses (Note 6)	1,650,000	1,650,000
Property and equipment, net (Note 7)	572	1,474

TOTAL ASSETS	$1,839,694	$1,790,374

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$77,880	$52,785
Accounts payable and accrued liabilities - related parties (Note 8 (b) and (d))	451,000	454,615
Total Current Liabilities	528,880	507,400
Loans from related parties (Note 8 (a))	1,610,000	1,340,000
Total Liabilities	2,138,880	1,847,400
Nature of Operations and Going Concern (Note 1)
Commitments and Contingencies (Notes 11)
Stockholders' Deficiency
Common stock (Note 9) Authorized: 500,000,000 shares, $0.001 par value Issued and outstanding: 321,416,654 shares (May 31, 2015 – 321,416,654 shares)	321,417	321,417
Additional paid-in capital (Note 9)	116,414,824	116,414,824
Donated capital (Note 8 (a))	388,761	314,982
Deficit accumulated during the exploration stage	(117,424,188)	(117,108,249)
Total Stockholders' Deficiency	(299,186)	(57,026)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,839,694	$1,790,374

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
Interim Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(Unaudited)

	For the Three Months Ended,		For the Six Months Ended,
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014

Revenue	$-	$-	$-	$-

Expenses
Consulting fees	1,350	5,070	2,700	10,920
Depreciation	107	15,956	902	38,162
Exploration expenses (Note 6 and Note 8 (b))	84,269	92,743	104,572	138,320
General and administrative (Note 8 (b) to (d))	44,543	104,445	92,411	230,205
Interest expense (Note 8 (a))	37,772	27,170	73,779	54,157
Professional	8,049	17,312	11,396	49,815
Rent (Note 8 (b))	1,583	10,328	37,994	58,543
Travel and investor relations	2,032	26,032	2,197	27,166
Total Expenses	179,705	299,056	325,951	607,288
Loss From Operations	(179,705)	(299,056)	(325,951)	(607,288)
Other Income (Expenses)
Gain (loss) on disposal of equipment	-	(151)	10,000	20,058
Impairment of marketable securities	-	(86,400)	-	(86,400)
Interest income	-	31	12	95
Total Other (Expenses) / Income	-	(86,520)	10,012	(66,247)

Net Loss	(179,705)	(385,576)	(315,939)	(673,535)
Other Comprehensive Loss
Unrealized loss on marketable securities	-	-	-	(33,600)

Comprehensive Loss	$(179,705)	$(385,576)	$(315,939)	$(707,135)

Net Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	321,416,654	321,416,654	321,416,654	321,416,654

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the Six Months Ended,

	November 30, 2015	November 30, 2014
CASH PROVIDED BY (USED IN):
Operating Activities:
Net loss	$(315,939)	$(673,535)
Adjustments for non-cash items in net loss:
Depreciation	902	38,162
Donated capital, services, interest and rent	73,779	54,157
Impairment of marketable securities	-	86,400
Loss on unrealized foreign exchange	940	95
Gain on disposal of equipment	(10,000)	(20,058)
Changes in non-cash operating working capital:
Amounts receivable	3,682	(9,495)
Prepaid expenses and deposits	(6,934)	7,002
Accounts payable and accrued liabilities	25,095	(54,015)
Due to related parties	(3,615)	89,000
Cash Used in Operating Activities	(232,090)	(482,287)

Investing Activities:
Proceeds from disposal of equipment	10,000	20,209
Redemption of restricted cash equivalent	-	10,384
Cash Provided by Investing Activities	10,000	30,593

Financing Activities:
Loan from a related party	270,000	54,317
Cash Provided by Financing Activities	270,000	54,317

Increase (decrease) in cash	47,910	(397,377)

Cash, at beginning of the period	85,985	532,694

Cash, at end of the period	$133,895	$135,317

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of November 30, 2015
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

As at November 30, 2015, the Company has not generated any revenues and has accumulated losses of $117,424,188 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company plans to raise equity and/or debt financing to fund its operations which may result in substantial dilution to the Company’s stockholders or may not be available, if at all, in amounts or on terms acceptable to the Company. If additional capital is not obtained, the Company may be forced to cease operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at November 30, 2015, and the results of its operations and cash flows for the interim period ended November 30, 2015. The results of operations for the three months and six months ended November 30, 2015 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of November 30, 2015
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

e)	Comprehensive Income (Loss)

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. As at November 30, 2015, the Company has no component of other comprehensive income (loss) and accumulated other comprehensive income (loss).

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

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of November 30, 2015
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

k)	Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440, Asset Retirement and Environmental Obligations, which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of November 30, 2015 and May 31, 2015.

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

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of November 30, 2015
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

3.	Amounts Receivable

The components of amounts receivable are as follows:

	November 30,	May 31,
	2015	2015
	$	$
Recoverable value added tax	28,402	28,797
Recoverable goods and services / harmonized sales tax	6,667	9,830
Other receivable	-	124
	35,069	38,751

4.	Prepaid Expenses and Deposits

The components of prepaid expenses and deposits are as follows:

	November 30,	May 31,
	2015	2015
	$	$
General and administrative	7,240	-
Rent	-	306
	7,240	306

5.	Restricted Cash Equivalent

As of November 30, 2015, the Company has pledged a GIC of $12,918 (May 31, 2015: $13,858) as security held on a corporate credit card. The $940 difference compared to May 31, 2015 is attributed to loss on unrealized Canadian dollar foreign exchange.

6.	Mineral Properties and Licenses

Handeni Properties, Tanzania, Africa

a)	Prospecting Licenses (“PLs”)

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

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of November 30, 2015
(Expressed in U.S. dollars)
(Unaudited)

6.	Mineral Properties and Licenses (continued)

Handeni Properties, Tanzania, Africa (continued)

a)	Prospecting Licenses (“PLs”) (continued)

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

In addition to the renewal areas, the Company had also applied for the remainder of the license areas and has received four additional PLs under PL9853/2014, PL10000/2014, PL10262/2014 and PL10409/2014 effective on July 2, 2014, July 22, 2014, September 25, 2014 and December 2, 2014, respectively. These four PLs are valid for four years and cover areas of 63.23 km2. The Company now holds a total license area of approximately 423.03 km2 (53% of its original 800 km2 license area).

b)	Primary Mining Licenses (“PMLs”),

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

During the six months ended November 30, 2015, the Company paid $69,162 (the six months ended November 30, 2014: $61,552) in annual rental and licenses renewal fees for PLs and PMLs. Such license related fees have been recorded as exploration expenses.

7.	Property and Equipment

		November 30, 2015		May 31, 2015
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
	$	$	$	$
Automobile vehicles	230,879	230,879	-	-
Camp and equipment	197,011	197,011	-	-
Office furniture and equipment	100,222	99,650	572	1,252
Software	7,930	7,930	-	222
	536,042	535,470	572	1,474

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of November 30, 2015
(Expressed in U.S. dollars)
(Unaudited)

8.	Related Party Transactions

a)	The Company has entered into the following facility agreements with related parties:

i)

On December 7, 2012, and as amended on September 4, 2013, June 18, 2014 and March 20, 2015, the Company entered into a facility agreement with IPP Ltd., a private company controlled by the Chairman of the Company. The funding is in the form of an interest free unsecured loan to the Company of up to $720,000 due May 31, 2017. As of November 30, 2015 and May 31, 2015, IPP Ltd. has fully advanced $720,000 to the Company pursuant to this facility agreement.

ii)

On October 9, 2013, and as amended on June 18, 2014 and March 20, 2015, the Company entered into a facility agreement with Consultancy & Finance Company Associates Ltd. (“C&F”), a private company controlled by the Chairman of the Company. The funding is in the form of an interest free unsecured loan to the Company of up to $405,000 due May 31, 2017. As of November 30, 2015 and May 31, 2015, C&F has fully advanced $405,000 to the Company pursuant to this facility agreement.

iii)

On November 20, 2014, the Company entered into a facility agreement with C&F. The funding is in the form of an interest-free unsecured loan to the Company of up to $500,000 due May 31, 2017. As of November 30, 2015, C&F has advanced $485,000 (May 31, 2015: $215,000) to the Company pursuant to this facility agreement.

For the six months ended November 30, 2015, $73,779 (six months ended November 30, 2014: $54,157) of deemed interest was calculated at an annual interest rate of 10% which approximates the fair market value of the borrowings, and was recorded as interest expense and donated capital.

b)

The Company’s President and Chief Executive Officer (the “CEO”) has voluntarily waived the CEO services fees for one year effective as of June 1, 2015. As a result, the Company incurred $Nil of administration and professional services fees to the CEO during the six months ended November 30, 2015 (six months ended November 30, 2014: $72,000). As at November 30, 2015 and May 31, 2015, there was a total of $306,000 incurred CEO fees remaining as payable.

During the six months ended November 30, 2015 and 2014, the Company paid $36,000 representing 60% of annual rental expenses associated with renting the CEO’s family house in Tanzania, pursuant to the Executive Services Agreement.

In addition, during the six months ended November 30, 2015 and 2014, the Company paid geological service fees of $18,000 to a private company controlled by a person who is related to the CEO.

c)

During the six months ended November 30, 2015, the Company incurred administration and professional services fees of $55,429 (six months ended November 30, 2014: $65,660) to the Company’s Chief Financial Officer (the “CFO”).

d)

During the six months ended November 30, 2015, the Company’s Board of Directors reached a directors’ resolution, effective June 1, 2015, which ratified the waiver of the Company’s monetary directors’ fees. As such, during the six months ended November 30, 2015, the Company incurred $Nil of directors’ fees (six months ended November 30, 2014: $40,000). As at November 30, 2015 and May 31, 2015, the Company had $145,000 of unpaid independent directors’ fees.

9.	Common Stock and Additional Paid-in Capital

The authorized common stock of the Company consists of 500,000,000 shares, with $0.001 par value. During the six months ended November 30, 2015 and the year ended May 31, 2015, the Company had no changes in its common stock and additional paid-in capital.

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

During the six months ended November 30, 2015 and 2014, there were no stock options granted or exercised. As at November 30, 2015 and May 31, 2015, there were no intrinsic values attributed to outstanding options, all stock options were fully vested, and the Company had 10,700,000 shares of common stock available to be issued under the November 2010 Stock Incentive Plan.

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Weighted Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Terms	Value
	#	$	(years)	$
Outstanding, May 31, 2014	28,300,000	0.23	6.56	-
Outstanding, May 31, 2015	28,300,000	0.23	5.56	-
Outstanding and exercisable, November 30, 2015	28,300,000	0.23	5.06	-

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of November 30, 2015
(Expressed in U.S. dollars)
(Unaudited)

11.	Commitments and Contingencies

On February 8, 2012, RCR filed a lawsuit against the Company in the Supreme Court, State of New York, in which RCR alleged that the Company participated in a fraudulent transfer of certain mineral property interests in Mkuvia Alluvial Gold Project that RCR had the right to purchase pursuant to a series of agreements with the Company. The Mkuvia Alluvial Gold Project was comprised of four PLs covering a total area of 380 square kilometers located in the Nachingwea District, Lindi Region of the Republic of Tanzania.

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

12.	Fair Value Measurements

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

Pursuant to ASC 820, the fair value of cash, restricted cash equivalent and restricted marketable securities are determined based on Level 1 inputs, which consist of quoted prices in active markets for identical assets. As at November 30, 2015 and May 31, 2015, there were no Level 2 and Level 3 inputs and no liabilities measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet.

Management believes that the recorded values of all of the Company’s other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. Assets measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheets as of November 30, 2015 and May 31, 2015, as follows:

	Fair Value Measurements Using
	Quoted Prices in Active	Balance as of	Quoted Prices in Active	Balance as of
	Markets For Identical	November 30,	Markets For Identical	May 31,
	Instruments (Level 1)	2015	Instruments (Level 1)	2015
Assets:
Cash	$133,895	$133,895	$85,985	$85,985
Restricted cash equivalent	12,918	12,918	13,858	13,858

Total assets measured at fair value	$146,813	$146,813	$99,843	$99,843

13.	Segment Disclosures

The Company operates in one reportable segment, being the acquisition and exploration of mineral properties. Segmented information has been compiled based on the geographic regions that the Company and its subsidiary registered and performed exploration and administration activities. Assets by geographical segment are as follows:

	Canada	Tanzania, Africa	Total
Current assets	$77,379	$98,825	$176,204
Restricted cash equivalent	12,918	-	12,918
Mineral licenses	-	1,650,000	1,650,000
Property and equipment, net	-	572	572
Total assets, at November 30, 2015	$90,297	$1,749,397	$1,839,694

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of November 30, 2015
(Expressed in U.S. dollars)
(Unaudited)

13.	Segment Disclosures (continued)

	Canada	Tanzania, Africa	Total
Current assets	$61,447	$63,595	$125,042
Restricted cash equivalent	13,858	-	13,858
Mineral licenses	-	1,650,000	1,650,000
Property and equipment, net	332	1,142	1,474
Total assets, at May 31, 2015	$75,637	$1,714,737	$1,790,374

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months and six months ended November 30, 2015 and 2014 should be read in conjunction with our unaudited interim financial statements and related notes for the three months and six months ended November 30, 2015 and 2014 included herewith and our audited consolidated financial statements as at May 31, 2015 and 2014 included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2015 as filed with the SEC. All financial information in this Management’s Discussion and Analysis (“MD&A” or the “discussion”) is expressed and prepared in conformity with U.S. generally accepted accounting principles. All dollar references are to the U.S. dollar, the Company’s reporting currency, unless otherwise noted. Some numbers in this MD&A have been rounded to the nearest thousand for discussion purposes.

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

Illegal artisanal activity on the Company’s license areas is increasing and is a growing concern to the company’s interests in the Handeni district. The Company has and is addressing this issue with responsible local, regional and central government authorities. To date nothing materialized from assurances by the Ministry of Energy and Minerals (the “MEM”) that illegal artisanal miners would be removed following an agreed date of November 24th, 2015 for the illegal small scale miners to be off the company’s property and some prime targets, including Mjembe and Target 5. In fact, the activities of illegal miners increased. The Company also addressed the aspect of the extremely dangerous and unsafe conditions under which illegal artisanal mining is taking place in the Handeni district with the MEM. The Company will continue to follow all available legal structures to protect the company’s interests. It is of serious concern to the Company that the Tanzanian government seems to be highly reluctant to act on these issues.

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
Kusini Pemba
Kusini Unguja
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
PL 10262/2014
PL 10409_2014
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

An enlargement of the “excluded area” as delineated on Fig. 2 is presented below (Fig. 3). An area within the outline of the 32 PML’s without a PML number (Fig. 3) has now been confirmed to be part of PL6743/2010. The block of 32 PMLs, shown in grey below, belongs to the Company as described above and are being explored

N
EAST AFRICA METALS
(FORMARLY:
CANACO RESOURCES)
HANDENI GOLD INC.
(FORMARLY:
DOUGLAS LAKE MINERALS INC.)
3 Km

Fig. 3: Exclusion areas within PL6743/2010. Note area in white within PML's is part of PL6743/2010.

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

Exploration conducted during the six months ended November 30, 2015:

•	A limited grab sampling program was conducted on illegal artisanal sites within the Mjembe target. The results of this will be available shortly.

•

Evaluation of gold mining pml’s in the Kilindi district commenced with a visit to the sites and a grab sampling program, aiming to incorporate high potential properties into the company’s license portfolio.

•	Mapping of the Gole structure is continuing as announced.

•	XRF analyses and evaluation of drill core on the Magambazi East and Kwandege sites continued.

•	An updated NI43-101 is being compiled.

•	Our planned exploration on the Mjembe and Target 5 areas were postponed due to serious interference by illegal artisanal mining activities.

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

•

Target 5 is now a fully fledged drill target based on the geochemistry and geophysics results obtained. Grab samples on this target yielded a maximum of 3.12 g/t of gold. As outlined below (under “Risk Factors – Risks Related to Our Company”), Target 5 is now under threat of being taken over by illegal artisanal mining operations.

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

Employees

Other than our directors and executive officers, we had approximately four full-time equivalent employees and consultants located in Tanzania as of November 30, 2015. We also utilize independent geologists and consultants on a contract basis to conduct the work programs on our mineral properties in order to carry out our plan of operations.

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

Handeni Gold Inc. has clearly identifiable goals for its exploration program in Tanzania:

a)

As previously reported, the Company will focus on its regional target identification for the remainder of the fiscal year 2016 on the Gole 11 km by 4.5 km sheath fold, a feature with a combination of geological elements rendering it having high potential for gold mineralization based on experience in the district. This will conclude the Company’s regional target identification program in the Handeni area. Due to the political uncertainties related to illegal artisanal mining activities on our properties, we are only conducting mapping on this area without any soil or lithological sampling being carried out. This policy will remain in place until the illegal artisanal situation has been normalized by the current Tanzanian government.

b)	Continue exploration on drill targets simultaneously with the completing of the regional program.
c)	Reduce the Company’s license holding in the Handeni district significantly by the end of the fiscal year 2016 to include only identified drill targets.
d)	Continue efforts to secure funding for drilling on drill targets.

Illegal artisanal activity on the Company’s license areas is increasing. The Company has been and is addressing this issue with responsible local and central government authorities as well as related foreign embassies. The Company will follow all available legal structures to protect its interests.

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

For the six months ended November 30, 2015, the Company spent $232,000 cash on exploration, mineral license fees and general administration etc. operating activities. At November 30, 2015, we had cash of $134,000 and a working capital deficit of $353,000. In addition, we have a total of $15,000 funds available to be withdrawn pursuant to a facility agreement with a related party. As such, we estimated that we will still need a minimum of $1.4 million additional funds in order to cover our planned operations over the fiscal year ending May 31, 2016. Our actual expenditures may exceed our estimations.

We anticipate that we will not generate any revenues for so long as we are an exploration stage company. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations.

We believe that external debt financing will not be an alternative for funding our next fiscal year exploration, as we do not have significant tangible assets to secure any debt financing. Therefore, we anticipate that additional funding will be in the form of further related parties debt financing and/or equity financing from the sale of our common stock. We cannot provide investors with any assurance that we will be able to obtain sufficient financing to fund our acquisition and exploration program going forward. In the absence of sufficient funding, we will not be able to continue acquisition and exploration of mineral claims and we will be forced to abandon our mineral claims and our plan of operations. Even if we are successful in obtaining financing to fund our acquisition and exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of any mineral claims.

Results of Operations

We have had no operating revenues and accumulated net loss of $117 million since our inception (January 5, 2004) to November 30, 2015. The following table sets out our losses from operations for the periods indicated:

	For the Three Months Ended,		For the Six Months Ended,
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014

Revenue	$-	$-	$-	$-
Expenses
Consulting fees	1,350	5,070	2,700	10,920
Depreciation	107	15,956	902	38,162
Exploration expenses	84,269	92,743	104,572	138,320
General and administrative	44,543	104,445	92,411	230,205
Interest expense	37,772	27,170	73,779	54,157
Professional	8,049	17,312	11,396	49,815
Rent	1,583	10,328	37,994	58,543
Travel and investor relations	2,032	26,032	2,197	27,166
Total Expenses	179,705	299,056	325,951	607,288
Loss From Operations	(179,705)	(299,056)	(325,951)	(607,288)
Other Income (Expenses)
Gain (loss) on disposal of equipment	-	(151)	10,000	20,058
Impairment of marketable securities	-	(86,400)	-	(86,400)
Interest income	-	31	12	95
Total other (Expenses) / Income	-	(86,520)	10,012	(66,247)
Net Loss	$(179,705)	$(385,576)	$(315,939)	$(673,535)

Three Months Ended November 30, 2015 Compared to Three Months Ended November 30, 2014

Our net loss for the three months ended November 30, 2015 was $180,000, compared to $386,000 for the same period ended November 30, 2014, the difference is mainly due to $86,400 permanent impairment of marketable securities recorded during the three months ended November 30, 2014 and the following operation expenses changes.

Our operating expenses for the three months ended November 30, 2015 decreased by $119,000 to $180,000 from $299,000 for the same period ended November 30, 2014, and the main changes are as follows:

•

our consulting, general and administrative fees decreased by $64,000 to $46,000 during the period ended November 30, 2015 (2014 - $110,000), primarily due to fund limitation and continuing cost management; effective June 1, 2015, the Company has stopped incurring directors’ fees and the CEO service fees; At November 30, 2015, $451,000 (May 31, 2015 - $455,000) of general and administrative fees remained as long term liabilities due to related parties;

•

our exploration expenses decreased by $9,000 to $84,000 during the three months ended November 30, 2015 (2014 - $93,000) mainly due to our further reduced exploration activities caused by our funding limitations;

•	depreciation fees decreased by $15,900 to $100 during the three months ended November 30, 2015 (2014 - $16,000) mainly because the majority of our equipment was fully depreciated;

•

interest expenses increased by $11,000 to $38,000 during the three months ended November 30, 2015 (2014 - $27,000), which represented deemed interest on increased interest free unsecured loans from related parties. Such deemed interest was recorded as donated capital;

•	our professional fees decreased by $9,000 to $8,000 during the three months ended November 30, 2015 (2014 - $17,000) primarily due to decreased legal fees;

•

our rent expenses decreased by $9,000 to $1,000 during the three months ended November 30, 2015 (2014 - $10,000) mainly because our Vancouver office lease expired in September 2014 and our Tanzania office has been moved to a small office space;

•

our travel and investor relations expenses decreased by $24,000 to $2,000 during the three months ended November 30, 2015 (2015 - $26,000) primarily due to travel expenses incurred for an in-person Board of Directors meeting held in Dar er Salaam, Tanzania. There were almost none of investor relations expenses during the period ended 2015 and 2014 mainly due to our funding limitations.

Six Months Ended November 30, 2015 Compared to Six Months Ended November 30, 2014

Our net loss for the six months ended November 30, 2015 was $316,000, compared to $674,000 for the same period ended November 30, 2014, the difference is mainly due to $86,400 permanent impairment of marketable securities recorded during the six months ended November 30, 2014 and the following operation expenses changes.

Our operating expenses for the six months ended November 30, 2015 decreased by $281,000 to $326,000 from $607,000 for the same period ended November 30, 2014, and the main changes are as follows:

•

our consulting, general and administrative fees decreased by $146,000 to $95,000 during the period ended November 30, 2015 (2014 - $241,000), primarily due to fund limitation and continuing cost management; effective June 1, 2015, the Company has stopped incurring directors’ fees and the CEO service fees; At November 30, 2015, $451,000 (May 31, 2015 - $455,000) of general and administrative fees remained as long term liabilities due to related parties;

•

our exploration expenses decreased by $34,000 to $104,000 during the period ended November 30, 2015 (2014 - $138,000) mainly due to our further reduced exploration activities caused by our funding limitations;

•	depreciation fees decreased by $37,000 to $1,000 during the period ended November 30, 2015 (2014 - $38,000) mainly because the majority of our equipment was fully depreciated;

•

interest expenses increased by $20,000 to $74,000 during the period ended November 30, 2015 (2014 - $54,000), which represented deemed interest on increased interest free unsecured loans from related parties. Such deemed interest was recorded as donated capital;

•	our professional fees decreased by $38,000 to $12,000 during the period ended November 30, 2015 (2014 - $50,000) primarily due to decreased legal fees;

•

our rent expenses decreased by $21,000 to $38,000 during the period ended November 30, 2015 (2014 - $59,000) mainly because our Vancouver office lease expired in September 2014 and our Tanzania office has been moved to a small office space; Included in the rent, there was $36,000 representing 60% of the rental expense associated with renting our CEO’s family house in Tanzania;

•

our travel and investor relations expenses decreased by $25,000 to $2,000 during the period ended November 30, 2015 (2015 - $27,000) primarily due to travel expenses incurred for an in-person Board of Directors meeting held in Dar er Salaam, Tanzania. There were almost none of investor relations expenses during the period ended 2015 and 2014 mainly due to our funding limitations.

Liquidity and Capital Resources

The Company has been reviewing its budgets for its current business needs and its further exploration. We estimate that our total expenditures for our fiscal year ending May 31, 2016 will be approximately $1.3 million, as outlined above under the heading “Plan of Operations”. At November 30, 2015, we had cash of $134,000 and a working capital deficit of $353,000. We believe that we have insufficient capital to fund our plan of operations and we estimate we will be required to obtain a minimum of $1.4 million additional funds in order to pursue our planned operations over the fiscal year ending May 31, 2016.

On November 20, 2014, the Company entered into a credit facility agreement with a private company controlled by our Chairman of the Board of Directors. The funding is also in the form of an interest-free unsecured loan to the Company of up to $500,000 due May 31, 2017. As of the date of this report, we received a total of $485,000, with $15,000 available to be withdrawn pursuant to this facility agreement.

We received approximately $10,000 of recoverable goods and services tax/harmonized sales tax from Canada Revenue Agency during the six months ended November 30, 2015. Based on requirements of the Tanzania Revenue Authority (“TRA”), we had submitted recoverable value added tax (“VAT”) refund certificates in January 2015 with TRA to request a VAT refund of $23,000 (TZS 49,061,634). However, as of the date of this report, we have not received the claimed refund yet.

As at November 30, 2015, there was $28,000 of recoverable VAT paid in Tanzania and $7,000 of recoverable goods and services tax paid in Canada. Such recoverable amounts were included in our working capital and expected to be refunded during the fiscal year 2016.

We have not generated revenues since the date of inception on January 5, 2004, and our cash has been generated primarily from the sale of our securities. We anticipate that we will not generate any revenue in near future. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock, related parties debt financing, joint ventures or some combination of these or other means. We believe that external debt financing will not be an alternative at this stage for funding additional phases of our exploration as we do not have significant tangible assets to secure any debt financing.

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

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $250,000 to $232,000 during the six months ended November 30, 2015, as compared to $482,000 during the same period in 2014.

Net Cash Used in Investing Activities

Net cash provided in investing activities was $10,000 during the six months ended November 30, 2015 (2014: 20,000) due to proceeds from disposal of automobile vehicles. In addition, during the six months ended November 30, 2014, the Company received $10,000 from redemption of restricted cash equivalent.

Net Cash from Financing Activities

During the six months ended November 30, 2015, we received $270,000 (2014: $54,000) in loans pursuant to facility agreements. We have funded our business to date primarily from sales of our common stock and loans from related parties.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the property underlying our mineral claim interest and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. The Company has not generated any revenues and has accumulated losses of $117 million since inception to November 30, 2015. For these reasons our auditors stated in their report on our audited consolidated financial statements for the year ended May 31, 2015 that they have substantial doubt we will be able to continue as a going concern.

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

Related Party Transactions

The details of related party transactions are disclosed in footnote 8 of our Company’s interim unaudited consolidated financial statements for the fiscal quarter ended November 30, 2015 (Item 1, above).

Segment Disclosures

The Company operates in one reportable segment, located in Tanzania Africa, being the acquisition and exploration of mineral properties. The details of segment disclosures are disclosed in footnote 13 of our Company’s interim unaudited consolidated financial statements for the fiscal quarter ended November 30, 2015 (Item 1, above).

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

c)

On November 20, 2014, the Company entered into a facility agreement with C&F. The funding is in the form of an interest-free unsecured loan to the Company of up to $500,000 due May 31, 2017. As of the date of this report, C&F has advanced $485,000 to the Company pursuant to this facility agreement.

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

The critical accounting policies are disclosed in footnote 2 of our Company’s interim unaudited consolidated financial statements for the fiscal quarter ended November 30, 2015 (Item 1, above).

We believe the critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required because we are a smaller reporting company.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), Reyno Scheepers, and the Company’s Chief Financial Officer (“CFO”), Melinda Hsu, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this report. Based upon the evaluation, the Company’s CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report (that is, as of February 28, 2015), due to the material weaknesses in our internal control over financial reporting as disclosed in the Company’s annual report for our fiscal year ended May 31, 2015, which have not been completely resolved as of November 30, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: January 11, 2016