Form 10-Q
period 2016-02-29
HANDENI GOLD INC.
filed 2016-04-08
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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
321,416,654 shares of common stock as of April 8, 2016.

HANDENI GOLD INC. (FORMERLY DOUGLAS LAKE MINERALS INC.)

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
February 29, 2016

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

The following unaudited interim consolidated financial statements of Handeni Gold Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

Handeni Gold Inc.
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	February 29, 2016	May 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$76,662	$85,985
Amounts receivable (Note 3)	38,929	38,751
Prepaid expenses and deposits (Note 4)	3,325	306
Total Current Assets	118,916	125,042
Restricted cash equivalent (Note 5)	12,749	13,858
Mineral licenses (Note 6)	1,650,000	1,650,000
Property and equipment, net (Note 7)	465	1,474

TOTAL ASSETS	$1,782,130	$1,790,374

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$56,389	$52,785
Accounts payable and accrued liabilities - related parties (Note 8 (b) and (d))	451,000	454,615
Total Current Liabilities	507,389	507,400
Loans from related parties (Note 8 (a))	1,655,000	1,340,000
TOTAL LIABILITIES	2,162,389	1,847,400
Nature of Operations and Going Concern (Note 1)
Commitments and Contingencies (Notes 11)
Stockholders' Deficiency
Common stock (Note 9)
Authorized: 500,000,000 shares, $0.001 par value Issued and outstanding: 321,416,654 shares (May 31, 2015 – 321,416,654 shares)	321,417	321,417
Additional paid-in capital (Note 9)	116,414,824	116,414,824
Donated capital (Note 8 (a))	429,164	314,982
Deficit accumulated during the exploration stage	(117,545,664)	(117,108,249)
Total Stockholders' Deficiency	(380,259)	(57,026)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,782,130	$1,790,374

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
Interim Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(Unaudited)

	For the Three Months Ended,		For the Nine Months Ended,
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

Revenue	$-	$-	$-	$-

Expenses
Consulting fees	1,350	3,610	4,050	14,530
Depreciation	107	14,557	1,009	52,719
Exploration expenses	17,625	35,925	122,197	174,245
General and administrative	41,568	110,450	133,979	340,655
Impairment of mineral property	-	-	-	-
Interest expense	40,403	28,638	114,182	82,795
Professional	19,661	57,198	31,057	107,013
Rent	440	332	38,434	58,875
Travel and investor relations	975	4,871	3,172	32,037

Total Expenses	122,129	255,581	448,080	862,869
Loss From Operations	(122,129)	(255,581)	(448,080)	(862,869)
Other Income (Expenses)
Gain on disposal of equipment	653	-	10,653	20,058
Impairment of marketable securities	-	(53,600)	-	(140,000)
Loss on marketable securities	-	(20,000)	-	(20,000)
Interest income	-	28	12	123
Total Other Income (Expenses)	653	(73,572)	10,665	(139,819)

Net Loss and Comprehensive Loss	$(121,476)	$(329,153)	$(437,415)	$(1,002,688)

Net Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	321,416,654	321,416,654	321,416,654	321,416,654

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the Nine Months Ended,

	February 29, 2016	February 28, 2015
CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN):
Operating Activities:
Net loss	$(437,415)	$(1,002,688)
Adjustments for non-cash items in net loss:
Depreciation	1,009	52,719
Donated capital, services, interest and rent	114,182	82,795
Impairment of marketable securities	-	140,000
Loss on marketable securities	-	20,000
Loss on unrealized foreign exchange	1,109	2,332
Gain on disposal of equipment	(10,653)	(20,058)
Changes in non-cash operating working capital:
Amounts receivable	(178)	(2,015)
Prepaid expenses and deposits	(3,019)	10,439
Accounts payable and accrued liabilities	3,604	(43,327)
Due to related parties	(3,615)	145,000
Cash Used in Operating Activities	(334,976)	(614,803)

Investing Activities:
Proceeds from disposal of equipment	10,653	20,209
Redemption of restricted cash equivalent	-	10,384
Cash Provided by Investing Activities	10,653	30,593

Financing Activities:
Loan from a related party	315,000	134,317
Cash Provided by Financing Activities	315,000	134,317

Decrease in cash and cash equivalents	(9,323)	(449,893)

Cash, at beginning of the period	85,985	532,694

Cash, at end of the period	$76,662	$82,801

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of February 29, 2016
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

As at February 29, 2016, the Company has not generated any revenues and has accumulated losses of $117,545,664 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company plans to raise equity and/or debt financing to fund its operations which may result in substantial dilution to the Company’s stockholders or may not be available, if at all, in amounts or on terms acceptable to the Company. If additional capital is not obtained, the Company may be forced to cease operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at February 29, 2016, and the results of its operations and cash flows for the interim period ended February 29, 2016. The results of operations for the three months and nine months ended February 29, 2016 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of February 29, 2016
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

e)	Comprehensive Income (Loss)

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. As at February 29, 2016, the Company has no component of other comprehensive income (loss) and accumulated other comprehensive income (loss).

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

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of February 29, 2016
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

k)	Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440, Asset Retirement and Environmental Obligations, which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of February 29, 2016 and May 31, 2015.

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

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of February 29, 2016
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

3.	Amounts Receivable

The components of amounts receivable are as follows:

	February 29,	May 31,
	2016	2015
	$	$

Recoverable value added tax	28,367	28,797
Recoverable goods and services / harmonized sales tax	9,762	9,830
Other receivable	800	124

	38,929	38,751

4.	Prepaid Expenses and Deposits

The components of prepaid expenses and deposits are as follows:

	February 29,	May 31,
	2016	2015
	$	$

General and administrative	3,325	-
Rent	-	306

	3,325	306

5.	Restricted Cash Equivalent

As of February 29, 2016, the Company has pledged a GIC of $12,749 (May 31, 2015: $13,858) as security held on a corporate credit card. The $1,109 difference compared to May 31, 2015 is attributed to loss on unrealized Canadian dollar foreign exchange.

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

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of February 29, 2016
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

b)	Primary Mining Licenses (“PMLs”)

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

During the nine months ended February 29, 2016, the Company paid $69,162 (the nine months ended February 28, 2015: $62,584) in annual rental and licenses renewal fees for PLs and PMLs. Such license related fees have been recorded as exploration expenses.

7.	Property and Equipment

	February 29, 2016			May 31, 2015
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
	$	$	$	$
Automobile vehicles	230,337	230,337	-	-
Camp and equipment	197,011	197,011	-	-
Office furniture and equipment	100,222	99,757	465	1,252
Software	7,930	7,930	-	222

	535,500	535,035	465	1,474

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of February 29, 2016
(Expressed in U.S. dollars)
(Unaudited)

8.	Related Party Transactions

a)	The Company has entered into the following facility agreements with related parties:

i)

On December 7, 2012, and as amended on September 4, 2013, June 18, 2014 and March 20, 2015, the Company entered into a facility agreement with IPP Ltd., a private company controlled by the Chairman of the Company. The funding is in the form of an interest free unsecured loan to the Company of up to $720,000 due May 31, 2017. As of February 29, 2016 and May 31, 2015, IPP Ltd. has fully advanced $720,000 to the Company pursuant to this facility agreement.

ii)

On October 9, 2013, and as amended on June 18, 2014 and March 20, 2015, the Company entered into a facility agreement with Consultancy & Finance Company Associates Ltd. (“C&F”), a private company controlled by the Chairman of the Company. The funding is in the form of an interest free unsecured loan to the Company of up to $405,000 due May 31, 2017. As of February 29, 2016 and May 31, 2015, C&F has fully advanced $405,000 to the Company pursuant to this facility agreement.

iii)

On November 20, 2014, the Company entered into a facility agreement with C&F. The funding is in the form of an interest-free unsecured loan to the Company of up to $500,000 due May 31, 2017. As of February 29, 2016, C&F has fully advanced $500,000 (May 31, 2015: $215,000) to the Company pursuant to this facility agreement.

iv)

On January 16, 2016, the Company entered into an additional facility agreement with C&F. The funding is in the form of an interest-free unsecured loan to the Company of up to $360,000 due December 31, 2018. A maximum amount of $30,000 may be drawn by the Company per calendar month. As of February 29, 2016, C&F has advanced $30,000 to the Company pursuant to this facility agreement.

For the nine months ended February 29, 2016, $114,182 (nine months ended February 28, 2015: $82,795) of deemed interest was calculated at an annual interest rate of 10% which approximates the fair market value of the borrowings, and was recorded as interest expense and donated capital.

b)

The Company’s President and Chief Executive Officer (the “CEO”) has voluntarily waived the CEO services fees for one year effective as of June 1, 2015. As a result, the Company incurred $Nil of administration and professional services fees to the CEO during the nine months ended February 29, 2016 (nine months ended February 28, 2015: $108,000). As at February 29, 2016 and May 31, 2015, accounts payable included $306,000 of unpaid CEO fees.

During the nine months ended February 29, 2016 and February 28, 2015, the Company paid $36,000 representing 60% of annual rental expenses associated with renting the CEO’s family house in Tanzania, pursuant to the Executive Services Agreement.

In addition, during the nine months ended February 29, 2016 and February 28, 2015, the Company paid geological service fees of $27,000 to a private company controlled by a person who is related to the CEO.

c)

During the nine months ended February 29, 2016, the Company incurred administration and professional services fees of $81,227 (nine months ended February 28, 2015: $96,179) to the Company’s Chief Financial Officer (the “CFO”).

d)

During the nine months ended February 29, 2016, the Company’s Board of Directors reached a directors’ resolution, effective June 1, 2015, which ratified the waiver of the Company’s monetary directors’ fees. As such, during the nine months ended February 29, 2016, the Company incurred $Nil of directors’ fees (nine months ended February 28, 2015: $60,000). As at February 29, 2016 and May 31, 2015, accounts payable included $145,000 of unpaid independent directors’ fees.

9.	Common Stock and Additional Paid-in Capital

The authorized common stock of the Company consists of 500,000,000 shares, with $0.001 par value. During the nine months ended February 29, 2016 and the year ended May 31, 2015, the Company had no changes in its common stock and additional paid-in capital.

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

During the nine months ended February 29, 2016 and February 28, 2015, there were no stock options granted or exercised. As at February 29, 2016 and May 31, 2015, there were no intrinsic values attributed to outstanding options, all stock options were fully vested, and the Company had 10,700,000 shares of common stock available to be issued under the November 2010 Stock Incentive Plan.

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of February 29, 2016
(Expressed in U.S. dollars)
(Unaudited)

10.	Stock Options (continued)

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Weighted Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Terms	Value
	#	$	(years)	$
Outstanding, May 31, 2014	28,300,000	0.23	6.56	-
Outstanding, May 31, 2015	28,300,000	0.23	5.56	-
Outstanding and exercisable, February 29, 2016	28,300,000	0.23	4.81	-

11.	Commitments and Contingencies

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

Pursuant to ASC 820, the fair value of cash, restricted cash equivalent and restricted marketable securities are determined based on Level 1 inputs, which consist of quoted prices in active markets for identical assets. As at February 29, 2016 and May 31, 2015, there were no Level 2 and Level 3 inputs and no liabilities measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet.

Management believes that the recorded values of all of the Company’s other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. Assets measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheets as of February 29, 2016 and May 31, 2015, as follows:

		Fair Value Measurements Using
	Quoted Prices in Active	Balance as of	Quoted Prices in Active	Balance as of
	Markets For Identical	February 29,	Markets For Identical	May 31,
	Instruments (Level 1)	2016	Instruments (Level 1)	2015
Assets:
Cash	$76,662	$76,662	$85,985	$85,985
Restricted cash equivalent	12,749	12,749	13,858	13,858

Total assets measured at fair value	$89,411	$89,411	$99,843	$99,843

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of February 29, 2016
(Expressed in U.S. dollars)
(Unaudited)

13.	Segment Disclosures

The Company operates in one reportable segment, being the acquisition and exploration of mineral properties. Segmented information has been compiled based on the geographic regions that the Company and its subsidiary registered and performed exploration and administration activities. Assets by geographical segment are as follows:

	Canada	Tanzania, Africa	Total
Current assets	$63,811	$55,105	$118,916
Restricted cash equivalent	12,749	-	12,749
Mineral licenses	-	1,650,000	1,650,000
Equipment, net	-	465	465
Total assets, at February 29, 2016	$76,560	$1,705,570	$1,782,130

	Canada	Tanzania, Africa	Total
Current assets	$61,447	$63,595	$125,042
Restricted cash equivalent	13,858	-	13,858
Mineral licenses	-	1,650,000	1,650,000
Property and equipment, net	332	1,142	1,474
Total assets, at May 31, 2015	$75,637	$1,714,737	$1,790,374

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months and nine months ended February 29, 2016 and February 28, 2015 should be read in conjunction with our unaudited interim financial statements and related notes for the three months and nine months ended February 29, 2016 and February 28, 2015 included herewith and our audited consolidated financial statements as at May 31, 2015 and 2014 included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2015 as filed with the SEC. All financial information in this Management’s Discussion and Analysis (“MD&A” or the “discussion”) is expressed and prepared in conformity with U.S. generally accepted accounting principles. All dollar references are to the U.S. dollar, the Company’s reporting currency, unless otherwise noted. Some numbers in this MD&A have been rounded to the nearest thousand for discussion purposes.

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

Illegal artisanal activity on the Company’s license areas is increasing and is a growing concern to the company’s interests in the Handeni district. The illegal artisanal activities on our properties are now seriously interfering with the company’s exploration programs. The Company has and is addressing this issue with responsible local, regional and central government authorities. To date nothing materialized from assurances by the Ministry of Energy and Minerals (the “MEM”) that illegal artisanal miners would be removed following an agreed date of at first 24 November 2015, then postponed to April 2, 2016 for the illegal small scale miners to be off the company’s property and some prime targets, including Mjembe and Target 5. To date, the illegal miners have not been removed. In fact, the activities of illegal miners increased. The Company also addressed the aspect of the extremely dangerous and unsafe conditions under which illegal artisanal mining is taking place in the Handeni district with the MEM. The Company will continue to follow all available legal structures to protect the company’s interests. It is of serious concern to the Company that the Tanzanian government seems to be highly reluctant to act on these issues, clearly violating the company’s legal rights on our licenses.

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

Between 2005 and 2010, IPP Gold carried out exploration over its Prospecting Reconnaissance License leading to the upgrading of its holdings from one PLR to four PL’s of 800 km2, in August 2010. Exploration work included airborne magnetic and radiometric surveys, ground magnetic surveys, reconnaissance geological mapping, soil sampling, pitting and trenching. It is these four PLs that were acquired by the Company from IPP Gold under the September 2010 agreement.

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

The Handeni district forms part of the Tanzanian Mozambique belt. The belt was subjected to four tectonothermal events at 830-800Ma, ~760Ma, 630-580Ma and 560-520Ma. All except the last attained upper amphibolite / granulite grade metamorphic conditions.

Property Geology

The Handeni area is situated in the Palaeoproterozoic, Usugaran/Ubendian Metamorphic Terrane of Tanzania, along the northern extension of the north–trending Proterozoic Mozambique Mobile Belt.

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

Recent research by geologists from the University of Western Australia suggests that much of what has previously been considered to be of Proterozic age (Usagaran System) may in fact be overprinted Archean crust. This hypothesis has been invoked to help interpret the geology within which gold in this area is found and as the basis for an analogy between this gold mineralization and that found in less metamorphosed, bona fide Archean rocks in the Lake Victoria gold district, a few hundred km to the northwest. However, this is a hypothesis only, one that may be used for exploration modeling purposes but one that still requires more work.

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

Whereas gold was known in the Handeni area prior to the arrival in 2005 of the Company’s predecessor, IPP Gold, there is no history of any formal exploration in the area aside from limited work at Magambazi Hill itself and the work conducted in recent years by Canaco (East African Metals) in the region.

Handeni Gold’s intensive early exploration program following the Company’s September 2010 agreement with IPP achieved the following in terms of mineralization on the properties:

•	It outlined a number of locations where intensive placer and illegal artisanal gold mining took place within the Handeni property, notably the Kwandege, Magambazi and Mjembe areas.

•

A helicopter based TEM electromagnetic and radiometric aerial survey program clearly delineated subsurface geological features of importance to gold and base metal mineralization in this high grade metamorphic terrain. The data proved to be invaluable in the definition of structurally important sites and target definition and was key in defining areas for ground geophysical surveys including ground magnetics, - radiometrics and I.P (Induced Polarization Surveys). Based on this exploration, priority drill targets were selected including Magambazi East as well as the Kwandege targets that were subsequently drilled.

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

•

Thirty-seven (37) drill holes (4,989 meters in total) have been drilled on the Kwandege mineralized zone, completing the first phase drilling program on this project. Twenty-six of the 32 drill holes on the main Kwandege target yielded gold assay values of more than 0.5 g/t over a one-meter interval or thicker intersection, whereas four of the remaining holes had anomalous gold values of up to 0.49 g/t. An important feature of the Kwandege target is the fact that low level gold values (0.5 g/t to 1 g/t) were encountered in numerous intersections in the drill holes and also confirmed by the latest assay results. Anomalous gold with some potentially economic intersections have been encountered in an E - W (strike) direction of 1,501 meters (based on the results of the completed phase 1 drilling program). The open ended nature of the mineralization in an E-W direction was confirmed. Recently acquired data confirms the potential of the Kwandege target area as part of a much larger structure with high gold potential. In terms of our new geological model continued drilling on the Kwandege target is highly recommended.

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

Exploration conducted during the nine months ended February 29, 2016:

•	A limited grab sampling program was conducted on illegal artisanal sites within the Mjembe target. The results of this will be available shortly.

•

Evaluation of gold mining pml’s in the Kilindi district commenced with a visit to the sites and a grab sampling program, aiming to incorporate high potential properties into the company’s license portfolio. The company decided not to pursue with work on these properties.

•	Mapping of the Gole structure is continuing as announced.

•	XRF analyses and evaluation of drill core on the Magambazi East and Kwandege sites continued.

•	An updated NI43-101 is being compiled.

•

Our planned exploration on the Mjembe and Target 5 areas were postponed due to serious interference by illegal artisanal mining activities. This situation escalated to the extent that work on the targets is counterproductive as sites are simply being occupied by illegal artisanal activity. As outlined above, the company has engaged all relevant authorities in an effort to resolve the situation, but to date all deadlines set by authorities whereby illegal miners would be removed, were simply ignored.

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

Employees

Other than our directors and executive officers, we had approximately four full-time equivalent employees and consultants located in Tanzania as of February 29, 2016. We also utilize independent geologists and consultants on a contract basis to conduct the work programs on our mineral properties in order to carry out our plan of operations.

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

b)	Continue exploration on drill targets simultaneously with the completing of the regional program.

c)	Reduce the Company’s license holding in the Handeni district significantly by the end of the calendar year 2016 to include only identified drill targets.
d)	Continue efforts to secure funding for drilling on drill targets.

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

Our exploration efforts are severely restricted by a cash-flow problem as well as by the activity of illegal artisanal mining activities. To this extent the company has only spent $122 000 dollars on exploration of our planned 2016 operations. Solving the illegal artisanal mining situation on the Mjembe target will enable the company to focus our efforts on this target which is well defined and the target that will most likely yield further positive results with a relatively low input of cash.

For the nine months ended February 29, 2016, the Company used $335,000 cash in operating activities. At February 29, 2016, we had cash of $77,000 and a working capital deficit of $388,000. In addition, we have a total of $330,000 funds available to be withdrawn pursuant to a facility agreement with a related party. As such, we estimated that we will still need a minimum of $1 million additional funds in order to cover our planned operations over the fiscal year ending May 31, 2016. Our actual expenditures may exceed our estimations.

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

Results of Operations

We have had no operating revenues and accumulated net loss of $118 million since our inception (January 5, 2004) to February 29, 2016. The following table sets out our losses from operations for the periods indicated:

	For the Three Months Ended,		For the Nine Months Ended,
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

Revenue	$-	$-	$-	$-
Expenses
Consulting fees	1,350	3,610	4,050	14,530
Depreciation	107	14,557	1,009	52,719
Exploration expenses	17,625	35,925	122,197	174,245
General and administrative	41,568	110,450	133,979	340,655
Interest expense	40,403	28,638	114,182	82,795
Professional	19,661	57,198	31,057	107,013
Rent	440	332	38,434	58,875
Travel and investor relations	975	4,871	3,172	32,037
Total Expenses	122,129	255,581	448,080	862,869
Loss From Operations	$(122,129)	$(255,581)	$(448,080)	$(862,869)

Three Months Ended February 29, 2016 Compared to Three Months Ended February 28, 2015

Our net loss for the three months ended February 29, 2016 was $121,000, compared to $329,000 for the same period ended February 28, 2015, the difference is mainly due to $74,000 permanent impairment of and loss on marketable securities recorded during the three months ended February 28, 2015 and our operating expenses for the three months ended February 29, 2016 decreased by $134,000 to $122,000 from $256,000 for the same period ended February 29, 2015. The main operating expenses changes are as follows:

•

our consulting, general and administrative fees decreased by $71,000 to $43,000 during the period ended February 29, 2016 (three months ended February 28, 2015 - $114,000), primarily due to fund limitation and continuing cost management; effective June 1, 2015, the Company has stopped incurring directors’ fees and the CEO service fees; At February 29, 2016, $451,000 (May 31, 2015 - $455,000) of general and administrative fees remained as payables due to related parties;

•

our exploration expenses decreased by $18,000 to $18,000 during the three months ended February 29, 2016 (three months ended February 28, 2015 - $36,000) mainly due to our further reduced exploration activities caused by our funding limitations;

•

depreciation fees decreased by $14,400 to $100 during the three months ended February 29, 2016 (three months ended February 28, 2015 - $14,500) mainly because the majority of our equipment was fully depreciated;

•

interest expenses increased by $12,000 to $40,000 during the three months ended February 29, 2016 (three months ended February 28, 2015 - $28,000), which represented deemed interest on increased interest free unsecured loans from related parties. Such deemed interest was recorded as donated capital;

•	our professional fees decreased by $38,000 to $19,000 during the three months ended February 29, 2016 (three months ended February 28, 2015 - $57,000) primarily due to decreased legal fees;

•	our rent expenses were less than $500 during the three months ended February 29, 2016 and February 28, 2015 mainly due to our fund limitation caused our Tanzania and Canadian office space limitation;

•

our travel and investor relations expenses decreased by $4,000 to $1,000 during the three months ended February 29, 2016 (three months ended February 28, 2015 - $5,000). There were almost none of investor relations expenses during the three months ended February 29, 2016 and February 28, 2015 mainly due to our funding limitations.

Nine Months Ended February 29, 2016 Compared to Nine Months Ended February 28, 2015

Our net loss for the nine months ended February 29, 2016 was $437,000, compared to $1,003,000 for the same period ended February 28, 2015, the difference is mainly due to $160,000 permanent impairment of and loss on marketable securities recorded during the nine months ended February 28, 2015 and our operating expenses for the nine months ended February 29, 2016 decreased by $415,000 to $448,000 from $863,000 for the same period ended February 28, 2015. The main changes in operating expenses are as follows:

•

our consulting, general and administrative fees decreased by $217,000 to $138,000 during the nine months ended February 29, 2016 (nine months ended February 28, 2015 - $355,000), primarily due to fund limitation and continuing cost management; effective June 1, 2015, the Company has stopped incurring directors’ fees and the CEO service fees; At February 29, 2016, $451,000 (May 31, 2015 - $455,000) of general and administrative fees remained as payables due to related parties;

•

our exploration expenses decreased by $52,000 to $122,000 during the nine months ended February 29, 2016 (nine months ended February 28, 2015 - $174,000) mainly due to our further reduced exploration activities caused by our funding limitations;

•

depreciation fees decreased by $52,000 to $1,000 during the nine months ended February 29, 2016 (nine months ended February 28, 2015 - $53,000) mainly because the majority of our equipment was fully depreciated;

•

interest expenses increased by $31,000 to $114,000 during the nine months ended February 29, 2016 (nine months ended February 28, 2015 - $83,000), which represented deemed interest on increased interest free unsecured loans from related parties. Such deemed interest was recorded as donated capital;

•	our professional fees decreased by $76,000 to $31,000 during the nine months ended February 29, 2016 (nine months ended February 28, 2015 - $107,000) primarily due to decreased legal fees;

•

our office rent expenses decreased by $21,000 to $38,000 during the nine months ended February 29, 2016 (nine months ended February 28, 2015 - $59,000) mainly because our Tanzania and Canadian offices have been moved to small office spaces; Included in the rent, there was $36,000 representing 60% of the rental expense associated with renting our CEO’s family house in Tanzania;

•

our travel and investor relations expenses decreased by $29,000 to $3,000 during the nine months ended February 29, 2016 (nine months ended February 28, 2015 - $32,000) primarily due to travel expenses incurred for an in-person Board of Directors meeting held in Dar er Salaam, Tanzania in the period ended February 28, 2015. There were almost none of investor relations expenses during the period ended 2016 and 2015 mainly due to our funding limitations.

Liquidity and Capital Resources

The Company has been reviewing its budgets for its current business needs and its further exploration. We estimate that our total expenditures for our fiscal year ending May 31, 2016 will be approximately $1.3 million, as outlined above under the heading “Plan of Operations”. At February 29, 2016, we had cash of $77,000, a working capital deficit of $388,000. We believe that we have insufficient capital to fund our plan of operations.

On January 16, 2016, the Company entered into a credit facility agreement with a private company controlled by our Chairman of the Board of Directors. The funding is in the form of an interest-free unsecured loan to the Company of up to $360,000 due December 31, 2018. A maximum amount of $30,000 may be drawn by the Company per calendar month. As of the date of this report, we received a total of $30,000, with $330,000 available to be withdrawn pursuant to this facility agreement.

We received approximately $10,000 of recoverable goods and services tax/harmonized sales tax from Canada Revenue Agency during the nine months ended February 29, 2016. Based on requirements of the Tanzania Revenue Authority (“TRA”), we had submitted recoverable value added tax (“VAT”) refund certificates in January 2015 with TRA to request a VAT refund of $23,000 (TZS 49,061,634). However, as of the date of this report, we have not received the claimed refund yet.

As at February 29, 2016, there was $28,000 of recoverable VAT paid in Tanzania and $10,000 of recoverable harmonized sales tax (“HST”) / goods and services tax (“GST”) paid in Canada. Such recoverable amounts were included in our working capital and expected to be refunded during the fiscal year 2017.

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

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $280,000 to $335,000 during the nine months ended February 29, 2016, as compared to $615,000 during the same period in 2015.

Net Cash Used in Investing Activities

Net cash provided in investing activities was $11,000 during the nine months ended February 29, 2016 (February 28, 2015: 20,000) due to proceeds from disposal of automobile vehicles. In addition, during the nine months ended February 28, 2015, the Company received $10,000 from redemption of restricted cash equivalent.

Net Cash from Financing Activities

During the nine months ended February 29, 2016, we received $315,000 (February 28, 2015: $134,000) in loans pursuant to facility agreements with related parties. We have funded our business to date primarily from sales of our common stock and loans from related parties.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the property underlying our mineral claim interest and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. The Company has not generated any revenues and has accumulated losses of $118 million since inception to February 29, 2016. For these reasons our auditors stated in their report on our audited consolidated financial statements for the year ended May 31, 2015 that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our common shares, debt financing from our related parties, and/or other financing in order to continue to fund our business operations through our next fiscal year ending May 31, 2017. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Related Party Transactions

The details of related party transactions are disclosed in footnote 8 of our Company’s interim unaudited consolidated financial statements for the fiscal quarter ended February 29, 2016 (Item 1, above).

Segment Disclosures

The Company operates in one reportable segment, located in Tanzania Africa, being the acquisition and exploration of mineral properties. The details of segment disclosures are disclosed in footnote 13 of our Company’s interim unaudited consolidated financial statements for the fiscal quarter ended February 29, 2016 (Item 1, above).

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

c)

On November 20, 2014, the Company entered into a facility agreement with C&F. The funding is in the form of an interest-free unsecured loan to the Company of up to $500,000 due May 31, 2017. As of the date of this report, C&F has fully advanced $500,000 to the Company pursuant to this facility agreement.

d)

On January 16, 2016, the Company entered into an additional facility agreement with C&F. The funding is in the form of an interest-free unsecured loan to the Company of up to $360,000 due December 31, 2018. A maximum amount of $30,000 may be drawn by the Company per calendar month. As of the date of this report, C&F has advanced $30,000 to the Company pursuant to this facility agreement.

e)

On June 23, 2014, the Company’s Tanzania subsidiary, HG Limited, entered into a lease agreement associated with renting our Chief Executive Officer’s (the “CEO”) family house in Tanzania. The lease is for a period of 24 months commencing on August 1, 2014 and expiring July 31, 2016 extendable for one year till July 31, 2017 by mutual agreement. The annual rent is $60,000, of which 40% ($24,000) should be reimbursed by another Company which is related to the Chairman of the Company and the CEO has been also working for. As of the nine months ended February 29, 2016, the Company paid $60,000 rent and received $24,000 reimbursement for the second year of lease period, pursuant to this lease agreement. The lease agreement may be terminated by first giving notice not less than three months.

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

The critical accounting policies are disclosed in footnote 2 of our Company’s interim unaudited consolidated financial statements for the fiscal quarter ended February 29, 2016 (Item 1, above).

We believe the critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required because we are a smaller reporting company.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), Reyno Scheepers, and the Company’s Chief Financial Officer (“CFO”), Melinda Hsu, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this report. Based upon the evaluation, the Company’s CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report (that is, as of February 28, 2015), due to the material weaknesses in our internal control over financial reporting as disclosed in the Company’s annual report for our fiscal year ended May 31, 2015, which have not been completely resolved as of February 29, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

Not required because we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit	Description of Exhibit
Number

3.1(1)	Articles of Incorporation.
3.2(12)	Certificate of Amendment to Articles of Incorporation.
3.3(21)	Articles of Merger as filed with the Nevada Secretary of State.
3.3(3)	Amended Bylaws, as amended on September 5, 2006.
10.1(4)	Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.
10.2(4)	Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.
10.3(4)	Asset Purchase Agreement with Megadeposit Explorers Ltd.
10.4(5)	Amendment No. 1 to Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.
10.5(5)	Amendment No. 1 to Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.
10.6(5)	Amendment No. 1 to Asset Purchase Agreement with Megadeposit Explorers Ltd.
10.7(6)	Amendment No. 2 to Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.
10.8(6)	Amendment No. 2 to Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.
10.9(6)	Amendment No. 2 to Asset Purchase Agreement with Megadeposit Explorers Ltd.
10.10(7)	Strategic Alliance Agreement between the Company and Canaco Resources Inc.
10.11(8)	Option Agreement between the Company and Canaco Resources Inc.
10.12(9)	Amendment No. 1 to Strategic Alliance Agreement between the Company and Canaco Resources Inc.
10.13(9)	Kwadijava Option Agreement.
10.14(9)	Negero Option Agreement.
10.15(10)	Joint Venture Agreement with Mkuvia Maita.

10.16(11)	2007 Stock Incentive Plan.
10.17(14)	2008 Stock Incentive Plan.
10.18(11)	Consulting Agreement with Harpreet Sangha.
10.19(11)	Consulting Agreement with Rovingi.
10.20(13)	Joint Venture Agreement with Mkuvia Maita dated June 5, 2009.
10.21(15)	Agreement with Ruby Creek Resources, Inc. dated November 7, 2009.
10.22(16)	Purchase Agreement with Ruby Creek Resources, Inc., dated for reference May 19, 2010.
10.23(17)	August 2010 Stock Incentive Plan.
10.24(18)	Mineral Property Acquisition Agreement between the Company and IPP Gold Limited, dated September 15, 2010, ratified by the Company’s Board of Directors on September 21, 2010.
10.26(19)	November 2010 Stock Incentive Plan.
10.27(20)	Mineral Property Acquisition Agreement between the Company and Handeni Resources Limited, dated August 5, 2011.
10.28(22)	Executive Consulting Services Agreement between the Company and Amica Resource Inc., dated February 28, 2012.
10.29(23)	Unsecured Term Loan Facility Agreement between the Company and IPP Ltd. dated December 7, 2012
10.30(24)	Unsecured Term Loan Facility Agreement between the Company and Consultancy & Finance Company Associates Ltd. dated October 9, 2013
10.31(25)	Unsecured Term Loan Facility Agreement between the Company and Consultancy & Finance Company Associates Ltd. dated November 20, 2014
10.32*	Unsecured Term Loan Facility Agreement between the Company and Consultancy & Finance Company Associates Ltd. dated January 16, 2016

14.1(2)	Code of Ethics.

21.1	Subsidiaries of the Registrant:
a. Douglas Lake Tanzania Limited (Tanzania); and
b. HG Limited (Tanzania) (formerly: DLM Tanzania Limited (Tanzania)).

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Incorporated by reference to Form SB-2 Registration Statement filed on July 22, 2004.
(2)	Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2005.
(3)	Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2006.
(4)	Incorporated by reference to Current Report on Form 8-K filed on August 4, 2005.
(5)	Incorporated by reference to Current Report on Form 8-K filed on November 21, 2005.
(6)	Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended November 30, 2005.
(7)	Incorporated by reference to Current Report on Form 8-K filed on May 4, 2006.
(8)	Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended August 31, 2006.
(9)	Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended August 31, 2007.
(10)	Incorporated by reference to Current Report on Form 8-K filed on August 6, 2008.
(11)	Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2007.
(12)	Incorporated by reference to Current Report on Form 8-K filed on January 27, 2009
(13)	Incorporated by reference to Current Report on Form 8-K filed on July 16, 2009
(14)	Incorporated by reference to Registration Statement Form S-8 filed on December 30, 2008.
(15)	Incorporated by reference to Current Report on Form 8-K filed on November 13, 2009.
(16)	Incorporated by reference to Current Report on Form 8-K filed on June 21, 2010.
(17)	Incorporated by reference to Annual Report on Form 10-K for the year ended May 31, 2010.
(18)	Incorporated by reference to Current Report on Form 8-K filed on September 27, 2010.
(19)	Incorporated by reference to Annual Report on Form 10-K for the year ended May 31, 2011.
(20)	Incorporated by reference to Current Report on Form 8-K filed on August 10, 2011.
(21)	Incorporated by reference to Current Report on Form 8-K filed on February 15, 2012.
(22)	Incorporated by reference to Current Report on Form 8-K filed on March 2, 2012.
(23)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2012.
(24)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2013.
(25)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2014.

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

Date: April 8, 2016