Form 10-K
period 2016-05-31
HANDENI GOLD INC.
filed 2016-08-19
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2016

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-50907

HANDENI GOLD INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0430222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 33507,
Plot 82A, ITV Road, Mikocheni Light Industrial Area,	N/A
Dar es Salaam, the United Republic of Tanzania	_______
(Address of principal executive offices)	(Zip Code)

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
Yes [  ]     No [X]

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended November 30, 2015, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.38 per share, post reverse stock split) on that date, was approximately $436,958.

The registrant had 2,142,778 shares of common stock outstanding as of August 19, 2016.

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

On June 8, 2016, we effected a reverse stock split of our issued and outstanding shares of common stock, on one (1) new share for one-hundred-fifty (150) old share basis (1:150), as set for in a Certificate of Amendment to the Company’s Articles of Incorporation effected and filed on May 24, 2016 with the Nevada Secretary of State.

Our principal office is currently located at P.O. Box 33507, Plot 82A, ITV Road, Mikocheni Light Industrial Area, Dar es Salaam, the United Republic of Tanzania, with the phone number of +255 222 700 084 and the fax number of +255 222 700 052. Our Canadian office is located at Suite 200, 5700 Yonge Street, Toronto, ON, Canada, M2M 4K2, with the telephone number of 647-560-5548.

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

Illegal artisanal activity on the Company’s license areas is a continuous and remaining concern to the company’s interests in the Handeni district. During the past 2 years illegal artisanal activities on our properties seriously interfered with the company’s exploration programs as outlined in our quarterly reports. The Company has and is addressing this issue with responsible local, regional and central government authorities on a continuous basis. The Company was given assurances by the Ministry of Energy and Minerals (the “MEM”) that illegal artisanal miners would be removed from our target areas, including Mjembe and Target 5 following an agreed date of at first 24 November 2015, then postponed to April 2, 2016.The Company can now gladly report that on 16 and 20 June 2016 illegal miners were removed by governmental authorities and the police force from two of our target areas namely Ngwila and Mjembe. The Company is establishing a base camp on the Mjembe site to continue with exploration and to secure the site from interference by illegal artisanal miners. Although the Company is relieved that the Tanzanian government acted to protect our legal interests, we are of the opinion that much more needed to be done to address the illegal artisanal problem with the aim of having a long term solution. The Company will continue to follow all available legal structures to protect our exploration assets whilst at the same time work with authorities and artisanal miners to further the interest of both parties based on a secure legal framework. Not Handeni Gold Inc.bor Tanzania as a country can afford the sterilization of its mining assets by unbridled illegal artisanal activity as it is currently conducted.

Our Mineral Claims

Handeni District Gold Project

Location and Access

The Handeni Gold properties lie within the historic Handeni artisanal gold mining district, located in Tanga Province, roughly 175 km northwest of Tanzania’s largest city, Dar Es Salaam, and 100 km southwest of the more northerly coastal city of Tanga (Fig. 1). The road from Dar Es Salaam to Tanga is paved; the secondary road that heads northwest from this road to the town of Handeni, a distance of 65 km, has recently been paved. The Handeni properties are located roughly 35 km south of the town of Handeni along a secondary gravel road. From this point, a number of dirt roads head south across various portions of the Handeni property and beyond. Driving time from Dar Es Salaam to the Handeni Gold properties is approximately five hours, depending on traffic and the weather.

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

During September and October of 2016, the company will need to (by Tanzanian law) reduce the areas of some of our PL’s by 50% which will result in the company holding an area of approximately 211 km2 as prospecting licenses. The company applied for four new prospecting licenses namely PL11157/2016, PL11186/2016, PL11188/2016 and PL11189/2016 to conduct a reconnaissance program of the land occupied by these licenses, bordering our current prospecting ground (Fig.3). We are awaiting the outcome of these applications.

To expand its operations to the Lake Victoria gold fields, the company applied for a prospecting license (PL11157/2016) bordering an active mining site with the ore zone potentially extending to the PL of interest.

     Fig. 3: Position of the four PL’s applied for in the Handeni district in relation to existing PL’s.

Primary Mining Licenses (PMLs)

On November 30, 2011, the Company acquired from Handeni Resources a 100% interest in primary mining licenses covering an area of approximately 2.67 square kilometers to the east of Magambazi Hill (Figs. 2 and 4). To comply with the laws and regulations of the Republic of Tanzania whereby foreign companies may not own PMLs, on July 19, 2012, the Company:

(1)

entered into an Addendum agreement to the 2011 Acquisition Agreement whereby Handeni Resources will administer the 32 PMLs until such time as a mining license (“ML”) on the 32 PMLs (2.67 km2) have been allocated; and

(2)	during this period Handeni Resources will be conducting exploration and mining activities on the PMLs as directed by the Company.

An enlargement of the “excluded area” as delineated on Fig. 2 is presented below (Fig. 4). An area within the outline of the 32 PML’s without a PML number (Fig. 3) has now been confirmed to be part of PL6743/2010. The block of 32 PMLs, shown in grey below, belongs to the Company as described above and are being explored

Fig. 4: Exclusion areas within PL6743/2010. Note area in white within PML’s is part of PL6743/2010.

West of the western border of PL 6743/2010 are several more PMLs that do not belong to the Company. The area colored in green (Fig. 4) is a unitized block of four PMLs that were apparently acquired by Canaco Resources Inc. (“CRI”) (now East Africa Metals Inc.) from their owners.

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

The Handeni district forms part of the Tanzanian Mozambique belt. The belt was subjected to four tectonothermal events at 830- 800Ma, ~760Ma, 630-580Ma and 560-520Ma. All except the last attained upper amphibolite / granulite grade metamorphic conditions.

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

•

The results of the soil sampling program on Target 5 yielded gold in soil values of up to 200 ppb. Au (gold) assay results received for 2331 samples coincides with a magnetic and electro-magnetic geophysical anomaly on surface over an area of approximately 1.8 km (N-S) by 900 m (E-W). The evaluation of this target is to be continued by pitting, trenching and ground IP. The exploration on this target was interrupted by the on-going activity of illegal artisanal miners. The activity of these miners and the fact that their activity might lead to the sterilization of a potentially viable gold deposit forced the company to avoid work on the site as our activities may provide clues as to our interpretation of the mineralization. It is hoped that the evacuation of miners from the Mjembe target by authorities as described above will discourage illegal artisanal activity on Target 5.

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

e)

Recent activities of illegal artisanal miners on our Ngwila alluvial target provided a classic example of the disastrous effect of illegal artisanal miners on a potential viable gold deposit. Within a period of 2 months the activity of a thousand or more illegal miners led to the almost certain sterilization of a low grade alluvial gold deposit by unplanned pitting and excavation along a strike distance of more than 1 km. Although the illegal activity was stopped by authorities, exploration and potential resource determination on this deposit will now require a substantially larger exploration budget.

•

The exploration results on our Mjembe target defined a significant potential gold mineralization zone with a high correlation between geochemical, structural and geophysical data. Mjembe will be the Company’s primary target during the 2016/2017 field season. The potential of this area has been exploited by illegal artisanal miners. As described above the area has now been secured and our exploration activities are continuing.

Exploration conducted during the past year included::

•

A limited grab sampling program was conducted on illegal artisanal sites within the Mjembe target. The results in these primary source rocks are highly encouraging with visible gold present in many of the samples. Our evaluation of the Mjembe target areas is that gold is present in rocks formed during ductile, transitional and brittle deformation episodes – a classical example of mobilization and remobilization of gold over a long term period of geological deformation and metamorphism.

•

Evaluation of gold mining pml’s in the Kilindi district commenced with a visit to the sites and a grab sampling program, aiming to incorporate high potential properties into the company’s license portfolio. The company decided not to pursue with work on these properties.

•	Mapping of the Gole structure is continuing as announced. Based on recent work on some of our other targets Gole will receive a lower ranking status due to the company’s limited availability of funds.

•	XRF analyses and evaluation of drill core on the Magambazi East and Kwandege sites continued. This program is still continuing.

•

An updated NI43-101 is being compiled. Based on the strategic and confidential nature of the results contained in this report and the Company’s experiences gained over the past three years related to the securing of our exploration targets, it is deemed in the company’s interest not to publish this report at this stage.

•

Our planned exploration on the Mjembe and Target 5 areas were postponed due to serious interference by illegal artisanal mining activities. This situation escalated to the extent that work on the targets is counterproductive as sites are simply being occupied by illegal artisanal activity. As outlined above, the company has engaged all relevant authorities in an effort to resolve the situation, which has to date resulted in clearing of the Mjembe and Ngwila targets. Exploration is now continuing on the Mjembe target.

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

•

Target 5 is now a fully-fledged drill target based on the geochemistry and geophysics results obtained. Grab samples on this target yielded a maximum of 3.12 g/t of gold. As outlined below (under “Risk Factors – Risks Related to Our Company”), Target 5 is still under threat of being taken over by illegal artisanal mining operations.

•	Nine hundred and thirty five (935) soil samples collected on Target 6 have been analysed by XRF. The results are discouraging and this target did not receive priority status.

•

Exploration on Target 7 (Mjembe) was highly successful and 3 potential drill sites have been delineated within the larger Mjembe target area. The Company is experiencing serious interference and illegal mining activities on all of its Mjembe targets which posed a serious restriction on our exploration activities and the future of our exploration on this target. Exploration on this target is now continuing as reported above.

•

Target 8 has been mapped in detail covering an area of approximately 36 km2. The Company is currently evaluating this target for selection of a soil sampling and potential detail geophysics program. The soil sample data to date is discouraging although potential gold carrying rocks and structures have been mapped. The company is re-evaluating its soil sample technique with the hope of adapting it to the local conditions experienced on this target. Target 10 has been mapped in detail and 674 soil samples taken of which 149 were selected based on our XRF screening technique. Although some elevated gold values were obtained the Company will follow this area up utilizing a newly developed assay technique developed and successfully applied to target 16 as reported below. Due to a lack of funding we cannot immediately embark on this planned work. The status of this target is still the same. The company applied for a PL due south of Target 10 in an effort to understand the structural aspects of this area in more detail.

•

Mapping and XRF analyses on 793 samples from Target 15 (Dolly) have been completed. Mineralization and structural features on this anomaly show many similarities with that of Magambazi hill. The work conducted elsewhere and on this target ensures that it will remain in the target portfolio of the company.

•

Geological mapping on target 16 has been completed and a preliminary 1,923 soil samples taken. Of these 20 high priority samples were selected for evaluation of a specialized technique designed to detect gold anomalies in geological terrains with a complex gold in soil distribution profile. The results were highly encouraging and values of up to 8 g/t in soils were obtained. The Company will undoubtedly apply this technique to some selected other targets as funding becomes available. Targets 16 remains on the company’s list of high priority areas.

•

Detail geological mapping on the Gole sheath fold, a structural feature of 11 km by 4.5 km (Targets 12, 13, 14 and 17), have commenced and is continuing. Potential gold bearing amphibolite zones have been identified, which will be the focus of further investigation. Due to a lack of funding the Gole target will most likely not be explored during the 2016/2017 field season.

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

Employees

Other than our directors and executive officers, we had approximate four full-time equivalent employees and consultants as of May 31, 2016 located in Tanzania. We also utilize independent geologists and consultants on a contract basis to conduct the work programs on our mineral properties in order to carry out our plan of operations.

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

We have not been profitable since our inception. For the fiscal year ended May 31, 2016, we had a net loss of $872,797. Since our inception on January 5, 2004 to May 31, 2016, we had an accumulated net loss of $117,981,046. We have not generated revenues from operations and do not expect to generate revenues from operations unless and until we are able to bring a mineral property into production. The expenditures to be made by us in the exploration of our properties may not result in discoveries of commercially recoverable mineral reserves. There is a risk that we may never bring a mineral property into production that our operations will not be profitable in the future and you could lose your entire investment.

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

The mineral properties that we held interests in during our year ended May 31, 2016 are in the exploration stage and no proven mineral reserves have been established. Our exploration work may not result in the discovery of mineable deposits of ore in a commercially economical manner. There may be limited availability of water, which is essential to mining operations, and interruptions may be caused by adverse weather conditions. Our operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air quality standards, pollution and other environmental protection controls. Our exploration activities are subject to substantial hazards, some of which are not insurable or may not be insured for economic reasons. Any of these factors could have a material adverse effect on our results and financial condition.

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

As explained above we have been experiencing severe restrictions on our exploration programs by the activity of illegal artisanal miners to the extent that some of our target areas may have been sterilized for future exploitation by these activities. Tanzanian authorities assisted in that the police force eventually removed illegal artisanal miners from our Mjembe and Ngwila targets on June 16 and June 20, 2016 respectively. The company was thus enabled to establish and exploration camp on the Mjembe target. The company is under no illusion that the problems with illegal artisanal miners have been solved, We see illegal artisanal activity as an on-going fact of exploration and mining on our properties until such time as Tanzanian authorities have illustrated the political will to act effectively and decisively in the interest of both the formal companies (such as Handeni Gold Inc.), the illegal artisanal miners and the country’s mineral assets.

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

At May 31, 2016, we had cash of $52,373 and a working capital deficiency of $2,080,424. We will continue to incur exploration costs to fund our plan of operations and intend to fund our plan of operations from working capital, equity subscriptions and debt financing. Ultimately, our ability to continue our exploration activities depends in part on our ability to commence operations and generate revenues or to obtain financing through joint ventures, debt financing, equity financing, production sharing agreements or some combination of these or other means. There can be no assurance that we will be able to obtain any such financing.

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

As a public company, our compliance costs and risks have increased.

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

Market Information

Our shares of common stock were quoted for trading on the OTC Bulletin Board under the symbol “DLKM.OB” on March 23, 2005. On February 14, 2012, the Company changed its name to Handeni Gold Inc., and its trading symbol was changed to “HNDI”. On June 8, 2016, we effected a reverse stock split of our issued and outstanding shares of common stock, on one (1) new share for one-hundred-fifty (150) old share basis (1:150), as set for in a Certificate of Amendment to the Company’s Articles of Incorporation effected and filed on May 24, 2016 with the Nevada Secretary of State. As a result of such reverse stock split, the number of common shares issued and outstanding as well as trading prices were adjusted by 1:150 retroactively for all periods.

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

QUARTER ENDED	HIGH (POST 1-FOR-150 REVERSE STOCK SPLIT)	LOW (POST 1-FOR-150 REVERSE STOCK SPLIT)
May 31, 2016	$0.36	$0.17
February 28, 2016	$0.41	$0.15
November 30, 2015	$0.53	$0.21
August 31, 2015	$1.20	$0.24
May 31, 2015	$0.97	$0.33
February 28, 2015	$2.59	$0.25
November 30, 2014	$0.53	$0.25
August 31, 2014	$1.05	$0.31
May 31, 2014	$3.75	$0.48

Holders

As at August 19, 2016, we had 2,142,778 shares of our common stock issued and outstanding, which were held by approximately 151 registered holders.

Our transfer agent is Transhare Corporation, whose current address is 2200 E. 104th Avenue, Suite 201, Thornton, CO 80233, U.S.A., telephone phone number is 303-662-1112 and fax number is 303-662-1113.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

We adopted a Stock Option Plan, dated April 27, 2007 (the “2007 Stock Option Plan”), under which we were authorized to grant stock options to acquire up to a total of 66,667 (10,000,000 pre-consolidation) shares of common stock. No more options may be granted or exercised under the 2007 Stock Option Plan.

We adopted an additional Stock Option Plan, dated October 20, 2008 (the “2008 Stock Option Plan”), under which we were authorized to grant stock options to acquire up to a total of 66,667 (10,000,000 pre-consolidation) shares of common stock. No more options may be granted or exercised under the 2008 Stock Option Plan.

We adopted an additional Stock Option Plan, dated August 11, 2010 (the “August 2010 Stock Option Plan”), under which we were authorized to grant stock options to acquire up to a total of 66,667 (10,000,000 pre-consolidation) shares of common shares. No more options may be granted or exercised under the August 2010 Stock Option.

We adopted an additional Stock Incentive Plan, dated November 29, 2010 (the “November 2010 Stock Incentive Plan”), under which we are authorized to grant stock and/or stock options to acquire up to a total of 266,667 (40,000,000 pre-consolidation) shares of common shares. The following summary of the November 2010 Stock Incentive Plan is not complete and is qualified in its entirety by reference to the November 2010 Stock Incentive Plan, a copy of which is incorporated by reference to our Annual Report on Form 10-K for the year ended May 31, 2011.

The November 2010 Stock Incentive Plan provides for the granting of stock options, stock appreciation rights, stock and other equity awards as set out in the November 2010 Stock Incentive Plan to our directors, officers, employees or consultants. No insider of the Company is eligible to receive an award under the Plan where (i) the insider is not a director or senior officer of the Company, (ii) any award, together with all of the Company’s previously established or proposed awards under the Plan could result at any time in (a) the number of shares reserved for issuance pursuant to options granted to the insider exceeding 50% of the outstanding issue of common stock or (b) the issuance to the insider pursuant to the exercise of options within a one-year period of the number of shares exceeding 50% of the outstanding issue of our common stock. Unless the administrator under the Plan determines that an award to a grantee is not designed to qualify as performance-based compensation, the maximum number of shares with respect to options and/or stock appreciation rights that may be granted during any one calendar year under the November 2010 Stock Option Plan to any one grantee is 133,333 (20,000,000 pre-consolidation), all of which may be granted as incentive stock options, and the maximum aggregate grant of restricted stock, unrestricted shares, restricted stock units and deferred stock units in any one calendar year to any one grantee is 133,333 (20,000,000 pre-consolidation). The November 2010 Stock Incentive Plan is administered by a committee consisting of two or more members of our Board of Directors, who have the authority to, among other things, interpret the November 2010 Stock Option Plan, select eligible participants, determine whether and to what extent awards are granted under the November 2010 Stock Option Plan, approve award agreements under the November 2010 Stock Incentive Plan and amend the terms of any outstanding award granted under the November 2010 Stock Incentive Plan.

As of May 31, 2016 and the date of this report, there remained 71,333 (10,700,000 pre-consolidation) shares of common stock available to be granted under the November 2010 Stock Incentive Plan.

The table set forth below presenting information relating to our equity compensation plans as of the date of May 31, 2016:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans to be Approved by Security Holders	N/A	N/A	N/A
Equity Compensation Plans Not Approved by Security Holders (2007, 2008, August 2010 and November 2010 Stock Incentive Plans), post 1- for-150 reverse stock split	188,667	$35.10	71,333

Recent Sales of Unregistered Securities

None.

No Repurchases

Neither we nor any affiliated purchaser has made any purchases of our equity securities during the fourth quarter of our fiscal year ended May 31, 2016.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial position, plan of operations and results of operations should be read in conjunction with (i) our audited consolidated financial statements as at May 31, 2016 and 2015 and (ii) the section entitled “Business” included in this annual report. All financial information in this Management’s Discussion and Analysis (“MD&A” or the “discussion”) is expressed and prepared in conformity with U.S. generally accepted accounting principles. All dollar references are to the U.S. dollar, the Company’s reporting currency, unless otherwise noted. Some numbers in this MD&A have been rounded to the nearest thousand for discussion purposes.

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

Overview

The Company is engaged in the acquisition and exploration of mineral properties in the United Republic of Tanzania, Africa, through its wholly-owned subsidiaries, HG Limited and Douglas Lake Tanzania Limited which is inactive. Over these years, the Company has built strong relationships with the Ministry of Mines, the Geological Survey of Tanzania, and other government agencies in Tanzania.

During the past six years, the Company has focused exclusively on its Handeni Gold Project located in Tanzania. The Company’s exploration activities conducted in the past two fiscal years were outlined under Item 1. Business – Our Mineral Claims, above.

Our exploration program and achievements during the past year are highlighted as follows:

•

Our evaluation of the Mjembe target area as a whole is that gold is present in rocks formed during ductile, transitional and brittle deformation episodes which make the whole Mjembe structure highly prospective. It will remain one of our priority target areas.

•	The further work conducted on fluvial alluvial areas, such as Ngwila, renders a high volume low grade scenario for an alluvial deposit in our prospecting areas a high possibility.

•

The company identified several highly prospective gold targets on our license areas, some of which are actively exploited for gold by illegal artisanal miners. We are well – positioned to conduct drilling projects with a high likelihood of success based on our experience gained of the geology of the area.

•

Preliminary work on the Gole structure revealed highly potential structural regimes for gold mineralization as per our understanding of gold mineralization in the Handeni district. Several areas with alluvial potential have also been outlined.

Plan of Operations

Our plan of operations through our fiscal year ending May 31, 2017 is to continue to focus on the exploration of our Handeni mineral property in Tanzania, and the budget for this plan requires approximately $0.6 million for our plan of the exploration work, $100,000 for mineral licenses fees and a minimum of $0.5 million for our general and administration expenses, professional and consulting fees and other operating expenses.

Handeni Gold Inc. has clearly identifiable goals for its exploration program in Tanzania, which has been adapted to reflect recent changes in the situation on the ground and our exploration activities:

a)	The company will now focus on its outlined drill targets for the next financial year, including Mjembe, Targets 5 and Target 16.
b)	Intensive exploration on the larger Mjembe target area will be conducted, including ground geophysics with the aim of outlining additional drill targets on the structure.
c)	Reduce the Company’s license holding in the Handeni district by at least 50% reduction of our currently held license areas.
d)	Acquire additional licenses bordering our target areas for reconnaissance work for a one year period. Relinquish those with low potential after one year.
e)	Continue efforts to secure funding for drilling on drill targets.

Other low cost exploration activities being conducted on a continuous basis on the Company’s Handeni licenses include:

a)	Identification of potential alluvial mining areas other than those currently known and being evaluated by utilizing remote sensing activities.
b)	A detailed interpretation of already collected geophysical data.
c)	A petrological, geochemical and mineralogical investigation of the Kwandege drill core to understand the style of gold mineralization at this locality.
d)	The planning and siting of drill holes as a follow up Reverse Circulation program to evaluate the near – surface potential of the Kwandege target.

The estimated budget for the completion of these exploration programs is provided below:

EXPLORATION WORK	BUDGET (US$)
Ground Geophysics	10,000
Mapping, trenching, sampling, etc.	20,000
Drilling	350,000
Geologists, field personnel and general exploration	150,000
Sundry & contingencies	50,000
TOTAL	$580,000

Our exploration efforts are severely restricted by a cash-flow problem as well as by the efforts to curb the activity of illegal artisanal mining activities. To this extent the company has only spent limited funding on exploration of our planned 2016 operations. Solving the illegal artisanal mining situation on the Mjembe target has now enabled the company to focus our efforts on this target which is well defined and the target that will most likely yield further positive results with a relatively low input of cash.

For the year ended May 31, 2016, the Company used $419,000 cash in operating activities. At May 31, 2016, we had cash of $52,000 and a working capital deficit of $2,080,000. In addition, we had a total of $270,000 funds available to be withdrawn pursuant to a facility agreement with a related party as at May 31, 2016. We assume $1,625,000 of current portion of related parties’ loans and $451,000 of payables due to related parties would not be demanded to pay in the next fiscal year. As such, we estimated that we will still need a minimum of $1.2 million additional funds in order to cover our planned operations over the next fiscal year ending May 31, 2017. Our actual expenditures may exceed our estimations.

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

Results of Operations

During the year ended May 31, 2016, we spent approximately $140,000 (2015 - $214,000) cash on exploration, annual property rental and licenses renewal fees. We were not able to make further expenditures with respect to our 2016 plan of operations due to our funding limitation. During the year ended May 31, 2016, we also spent approximately $279,000 (2015 - $547,000) cash on other operating expenses.

We have had no operating revenues since our inception (January 5, 2004) to May 31, 2016. The following table sets out our losses for the periods indicated:

	For the Years Ended,
	May 31, 2016	May 31, 2015

Revenue	$-	$-
Expenses
Consulting fees	5,400	17,070
Depreciation	1,116	53,822
Exploration expenses	139,638	213,953
General and administrative	179,158	442,966
Interest expense	187,915	92,487
Professional	65,454	124,552
Rent	38,162	59,924
Travel and investor relations	3,701	36,435
Total Expenses	620,544	1,041,209
Loss From Operations	(620,544)	(1,041,209)
Other Income (Expenses)
Gain on disposal of equipment	10,653	35,058
Impairment of marketable securities	-	(140,000)
Impairment of mineral licences	(235,000)	-
Loss on marketable securities	-	(20,000)
Interest income	96	189
Loss on write-down of amounts receivable	(28,002)	-
Total Other expenses	(252,253)	(124,753)
Net Loss and Comprehensive Loss	$(872,797)	$(1,165,962)

Year Ended May 31, 2016 Compared to Year Ended May 31, 2015

Our net loss for the fiscal year ended May 31, 2016 was $873,000, compared to $1,166,000 for the same period ended May 31, 2015. Included in the net loss, there was $235,000 impairment of mineral licenses in Q4 2016 as a result of the abandonment of 4 PMLs. Our operating expenses for the fiscal year ended May 31, 2016 decreased by $420,000 to $621,000 from $1,041,000 for the fiscal year ended May 31, 2015, as follows:

•

our consulting, general and administrative fees decreased by $275,000 to $185,000 during the fiscal year ended May 31, 2016 (2015 - $460,000), primarily due to fund limitation and continuing cost management; effective June 1, 2015, the Company has stopped incurring directors’ fees and the CEO service fees; At May 31, 2016, $451,000 (May 31, 2015 - $455,000) of general and administrative fees remained as payables due to related parties;

•	depreciation decreased by $53,000 to $1,000 during the fiscal year ended May 31, 2015 (2015 - $54,000) mainly because the majority of our equipment was fully depreciated;
•

our exploration expenses decreased by $74,000 to $140,000 during the fiscal year ended May 31, 2016 (2015 - $214,000) due to further reduced exploration activities caused by our funding limitation during the fiscal year ended May 31, 2016;

•	our professional fees decreased by $59,000 to $65,000 during the fiscal year ended May 31, 2016 (2015 - $124,000) primarily due to decreased legal fees.
•

our rent expenses decreased by $22,000 to $38,000 during the fiscal year ended May 31, 2016 (2015 - $60,000) mainly because our Tanzania and Canadian offices have been spent minimum office rental. $36,000 of rent expenses included in the fiscal years ended May 31, 2016 and 2015 representing 60% of the rental expense associated with renting our Chief Executive Officer’s family house in Tanzania;

•

our travel and investor relations expenses decreased by $33,000 to $4,000 during the fiscal year ended May 31, 2016 (2015 - $36,000) primarily due to travel expenses in fiscal year 2015 incurred for an in-person Board of Directors meeting held in Dar es Salaam, Tanzania; There were almost none of investor relations expenses during the fiscal years ended 2016 and 2015 mainly due to our funding limitations.

•

interest expenses increased by $95,000 to $188,000 during the fiscal year ended May 31, 2016 (nine months ended February 28, 2015 - $93,000), which represented deemed interest on increased interest free unsecured loans from related parties. Such deemed interest was recorded as donated capital.

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

Liquidity and Capital Resources

The Company has been reviewing its budgets for its current business needs and its further exploration. We estimate that our total expenditures for our fiscal year ending May 31, 2017 will be approximately $1.2 million, as outlined above under the heading “Plan of Operations”. At May 31, 2016, we had cash of $52,000 but a working capital deficit of $2,080,000. We believe that we have insufficient capital to fund our plan of operations in the next 12 months. We assume $1,625,000 of current portion of related parties’ loans and $451,000 of payables due to related parties would not be demanded to pay in the next fiscal year. As such, we estimate we will be required to obtain a minimum of $1.2 million additional funds in order to pursue our planned operations over the fiscal year ending May 31, 2017.

On January 16, 2016, the Company entered into a credit facility agreement with a private company controlled by our Chairman of the Board of Directors. The funding is in the form of an interest-free unsecured loan to the Company of up to $360,000 due December 31, 2018. A maximum amount of $30,000 may be drawn by the Company per calendar month. As of the date of this report, we received a total of $200,000, with $160,000 available to be withdrawn pursuant to this facility agreement.

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

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $343,000 to $419,000 during the fiscal year ended May 31, 2016 from $762,000 during the fiscal year ended May 31, 2015.

During the fiscal quarter ended May 31, 2016, net cash used in operating activities was $84,000, while net cash used in operating activities was $147,000 during the same period in 2015. Net cash used in operating activities from our inception on January 5, 2004 to May 31, 2016 was $20.5 million.

Net Cash Used in Investing Activities

Net cash provided in investing activities was $11,000 during the fiscal year ended May 31, 2016 (2015: $35,000) due to proceeds from disposal of automobile vehicles. In addition, during the fiscal year ended May 31, 2015, the Company received $10,000 from redemption of restricted cash equivalent.

During the fiscal quarter ended May 31, 2016, we received $Nil (2015 - $15,000) from disposal of vehicle. Net cash used in investing activities from our inception on January 5, 2004 to May 31, 2016 was $845,000 mainly used in purchase of property and equipment.

Net Cash from Financing Activities

During the fiscal year ended May 31, 2016, we received $375,000 (2015 - $269,000) cash from a related party as interest-free loans. During the fiscal quarter ended May 31, 2016, net cash from financing activities was $60,000 (2015 - $135,000) received from a related party as interest-free loans. We have funded our business to date primarily from sales of our common stock. From our inception on January 5, 2004 to May 31, 2016, net cash provided by sales of our common stock was $20 million and interest-free loans from a related party were $1.7 million.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the property underlying our mineral claim interest and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. The Company has not generated any revenues and has accumulated losses of $118 million since inception to May 31, 2016. In addition, we had working capital deficit of $2,080,000 as of May 31, 2016. For these reasons our auditors stated in their report on our audited consolidated financial statements for the year ended May 31, 2016 that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our common shares, debt financing from our related parties, and/or other financing in order to continue to fund our business operations over next fiscal year ending May 31, 2017. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Related Party Transactions

The details of related party transactions are disclosed in footnote 8 of our Company’s audited consolidated financial statements for the fiscal year ended May 31, 2016 (Item 8 – FINANCIAL STATEMENTS, below).

Segment Disclosures

The Company operates in one reportable segment, located in Tanzania Africa, being the acquisition and exploration of mineral properties. The details of segment disclosures are disclosed in footnote 12 of our Company’s audited consolidated financial statements for the fiscal year ended May 31, 2016 (Item 8 – FINANCIAL STATEMENTS, below).

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

d)

On January 16, 2016, the Company entered into an additional facility agreement with C&F. The funding is in the form of an interest-free unsecured loan to the Company of up to $360,000 due December 31, 2018. A maximum amount of $30,000 may be drawn by the Company per calendar month. As of the date of this report, C&F has advanced $200,000 to the Company pursuant to this facility agreement.

e)

On June 23, 2014, the Company’s Tanzania subsidiary, HG Limited, entered into a lease agreement associated with renting our Chief Executive Officer’s (the “CEO”) family house in Tanzania. The lease is for a period of 24 months commencing on August 1, 2014 and expiring July 31, 2016 extendable for one year till July 31, 2017 by mutual agreement. The annual rent is $60,000, of which 40% ($24,000) should be reimbursed by another Company which is related to the Chairman of the Company and the CEO has been also working for. As of the year ended May 31, 2016, the Company paid $60,000 rent and received $24,000 reimbursement for the second year of lease period, pursuant to this lease agreement. The lease agreement may be terminated by first giving notice not less than three months. To the date of this report, the annual rent was negotiated down to $44,000 and Company paid $26,400 representing 60% of the rent.

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

The details of our critical accounting policies are disclosed in footnote 2 of our Company’s audited consolidated financial statements for the fiscal year ended May 31, 2016 (Item 8 – FINANCIAL STATEMENTS, below).

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders of
Handeni Gold Inc.

We have audited the accompanying consolidated balance sheets of Handeni Gold Inc. as of May 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders' deficiency for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidation financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Handeni Gold Inc. as of May 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ “Manning Elliott LLP”

CHARTERED PROFESSIONAL ACCOUNTANTS
Vancouver, Canada
August 15, 2016

Handeni Gold Inc.
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	May 31, 2016	May 31, 2015
ASSETS
Current Assets
Cash	$52,373	$85,985
Amounts receivable (Note 3)	14,142	38,751
Prepaid expenses and deposits (Note 4)	1,941	306
Total Current Assets	68,456	125,042
Restricted cash equivalent (Note 5)	13,158	13,858
Mineral licenses (Note 6)	1,415,000	1,650,000
Equipment, net (Note 7)	358	1,474

TOTAL ASSETS	$1,496,972	$1,790,374

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$72,880	$52,785
Accounts payable and accrued liabilities - related parties (Note 8(b) and (d))	451,000	454,615
Loans from Related parties – current portion (Note 8 (a)(i)(ii)(iii))	1,625,000	-
Total Current Liabilities	2,148,880	507,400
Loans from related parties – Long-term portion (Note 8 (a)(iv))	90,000	1,340,000
Total Liabilities	2,238,880	1,847,400
Nature of Operations and Going Concern (Note 1)
Stockholders' Deficiency
Common stock (Note 9)
Authorized: 500,000,000 shares, $0.001 par value Issued and outstanding: 2,142,778 shares (May 31, 2015 – 2,142,778 shares)	2,143	2,143
Additional paid-in capital (Note 9)	116,734,098	116,734,098
Donated capital (Note 8 (a))	502,897	314,982
Deficit accumulated during the exploration stage	(117,981,046)	(117,108,249)

Total Stockholders' Deficiency	(741,908)	(57,026)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,496,972	$1,790,374

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)

	For the Years Ended,
	May 31, 2016	May 31, 2015

Revenue	$-	$-

Expenses
Consulting fees	5,400	17,070
Depreciation	1,116	53,822
Exploration expenses (Note 8 (b))	139,638	213,953
General and administrative (Note 8 (c))	179,158	442,966
Interest expense (Note 8 (a))	187,915	92,487
Professional	65,454	124,552
Rent (Note 8 (b))	38,162	59,924
Travel and investor relations	3,701	36,435

Total Expenses	620,544	1,041,209
Loss From Operations	(620,544)	(1,041,209)
Other Income (Expenses)
Gain on disposal of equipment (Note 7)	10,653	35,058
Impairment of marketable securities	-	(140,000)
Impairment of mineral licenses (Note 6)	(235,000)	-
Loss on marketable securities	-	(20,000)
Interest income	96	189
Loss on write-down of amounts receivable (Note 3)	(28,002)	-
Total Other Expenses	(252,253)	(124,753)

Net Loss and Comprehensive Loss	$(872,797)	$(1,165,962)

Net Loss per Share - Basic and Diluted	$(0.41)	$(0.54)
Basic and Diluted Weighted Average Number of Common Shares Outstanding (Note 9)	2,142,778	2,142,778

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
Consolidated Statements of Stockholders’ Deficiency
(Expressed in U.S. dollars)

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the
			Paid-in	Donated	Comprehensive	Exploration
	Shares	Amount	Capital	Capital	Income (Loss)	Stage	Total
	#	$	$	$	$	$	$

Balance – May 31, 2014	2,142,778	2,143	116,734,098	222,495	(86,400)	(115,942,287)	930,049

Deemed interest on interest-free loan from a related party	–	–	–	92,487	–	–	92,487

Impairment of restricted marketable securities	–	–	–	–	66,400	–	66,400

Realized loss on restricted marketable securities	–	–	–	–	20,000	–	20,000

Net loss for the year	–	–	–	–	–	(1,165,962)	(1,165,962)

Balance – May 31, 2015	2,142,778	2,143	116,734,098	314,982	–	(117,108,249)	(57,026)

Deemed interest on interest-free loan from a related party	–	–	–	187,915	–	–	187,915

Net loss for the year	–	–	–	–	–	(872,797)	(872,797)

Balance – May 31, 2016	2,142,778	2,143	116,734,098	502,897	–	(117,981,046)	(741,908)

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

	For the Years Ended,
	May 31, 2016	May 31, 2015
CASH PROVIDED BY (USED IN):
Operating Activities:
Net loss	$(872,797)	$(1,165,962)
Adjustments for non-cash items in net loss:
Depreciation	1,116	53,822
Donated capital, services, interest and rent	187,915	92,487
Impairment of marketable securities	-	140,000
Impairment of mineral licenses	235,000	-
Loss on marketable securities	-	20,000
Loss on unrealized foreign exchange	700	2,280
Loss on write-down of amounts receivable	28,002	-
Gain on disposal of equipment	(10,653)	(35,058)
Changes in non-cash operating working capital:
Amounts receivable	(3,393)	(4,425)
Prepaid expenses and deposits	(1,635)	14,770
Accounts payable and accrued liabilities	20,095	(56,647)
Due to related parties	(3,615)	177,115
Cash Used in Operating Activities	(419,265)	(761,618)

Investing Activities:
Proceeds from disposal of equipment	10,653	35,208
Redemption of restricted cash equivalent	-	10,384
Cash Provided by Investing Activities	10,653	45,592

Financing Activities:
Loan from a related party	375,000	269,317
Cash Provided by Financing Activities	375,000	269,317

Decrease in cash	(33,612)	(446,709)

Cash, at beginning of the year	85,985	532,694

Cash, at end of the year	$52,373	$85,985

(The accompanying notes are an integral part of these consolidated financial statements)

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2016 and 2015
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

As at May 31, 2016, the Company has not generated any revenues, has a working capital deficiency of $2,080,424, and has accumulated losses of $117,981,046 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company plans to raise equity and/or debt financing to fund its operations which may result in substantial dilution to the Company’s stockholders or may not be available, if at all, in amounts or on terms acceptable to the Company. If additional capital is not obtained, the Company may be forced to cease operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

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

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the estimated deemed interest rates on interest-free related party loans, impairment of mineral prospecting licenses, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

The Company retroactively adjusted the number of common shares outstanding in accordance with ASC 260-10-55-12, Earnings per Share – Implementation Guidance and Illustrations. ASC 260-10-55-12 requires the computations of basic and diluted EPS shall be adjusted retroactively for all periods presented to reflect that change in capital structure, if the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split. If changes in common stock resulting from stock dividends, stock splits, or reverse stock splits occur after the close of the period but before the consolidated financial statements are issued or are available to be issued, the per-share computations for those and any prior-period consolidated financial statements presented shall be based on the new number of shares. If per-share computations reflect such changes in the number of shares, that fact shall be disclosed.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2016 and 2015
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

d)	Comprehensive Income (Loss)

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. For the years ended May 31, 2016 and 2015, the Company has no component of other comprehensive loss and accumulated other comprehensive loss.

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

f)	Equipment

Equipment consists of office equipment, automobiles and computer software recorded at cost and depreciated on a straight-line basis as follows:

Automobiles	3 years
Camp and equipment	3 years
Office furniture and equipment	3 years
Software	1 year

g)	Mineral Property Costs

The Company has been in the exploration stage since its inception on January 5, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral prospecting licenses and mineral property acquisition costs are initially capitalized in accordance with ASC 805-20-55-37, Whether Mineral Rights are Tangible or Intangible Assets. The Company assesses the carrying costs for impairment under ASC 360-10-35-21, Accounting for Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying costs may not be recoverable.

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

Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, specific third-party appraisal in certain instances, and evaluation of the project characteristics and level of advancement. If the Company is unable to estimate the sum of the undiscounted future net cash flows, it will adopt a market approach to estimate fair value by using a combination of observed market value metrics based on comparable transactions. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

i)	Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440 Asset Retirement and Environmental Obligations which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of May 31, 2016 and 2015.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2016 and 2015
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

n)	Subsequent Events Recognition and Disclosure

In accordance with ASC 855, Subsequent Events, the Company gives retroactive effect in the consolidated balance sheets for changes in capital structure change such as a stock dividend, stock split or reverse split that occur after the date of the latest reported consolidated balance sheet but before the release of the consolidated financial statements.

o)	Reclassification

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2016 and 2015
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

p)	Recently Issued Accounting Pronouncements

The Company has adopted all new accounting pronouncements that are mandatorily effective and none have a material impact on its consolidated financial statements.

New accounting pronouncements effective June 1, 2016

The Company does not believe that there are any new accounting pronouncements that have been issued that are expected to have a material impact on its financial position or results of operations.

3.	Amounts Receivable

The components of amounts receivable are as follows:

	May 31, 2016	May 31, 2015
	$	$

Recoverable value added tax	-	28,797
Recoverable harmonized sales tax	14,058	9,830
Other receivable	84	124

	14,142	38,751

The Company had recoverable value added tax (“VAT”) of $28,002 (TZS 61,107,912) as at May 31, 2016 and $28,797 (TZS 57,511,042) as at May 31, 2015. In January 2015, the Company submitted VAT refund certificates to the Tanzania Revenue Authority (“TRA”) requesting TZS 49,061,634 recoverable VAT refund. In June 2016, the Company received a letter from TRA dated May 2, 2016 to reject the refund application of TZS 49,061,634 based on changed interpretation on the provisions of subsection (2) of section 17 of the VAT Act cap 148 (repealed) whereby to consider a person to be eligible for VAT refund, such person must have the VAT charged on the supplies made for the period of the refund. The Company has filed a Notice of Objection to appeal TRA’s decision. Expecting difficulties to challenge TRA’s decision, the Company wrote off $28,002 of recorded recoverable VAT as at May 31, 2016.

4.	Prepaid Expenses and Deposits

The components of prepaid expenses and deposits are as follows:

	May 31, 2016	May 31, 2015
	$	$

General and administrative	1,888	-
Rent	53	306

	1,941	306

5.	Restricted Cash Equivalent

As of May 31, 2016, the Company has pledged a GIC of $13,158 ($17,250 CAD) (May 31, 2015: $13,858) ($17,250 CAD)) as security held on a corporate credit card. The $700 difference compared to May 31, 2015 is attributed to loss on unrealized Canadian dollar foreign exchange.

6.	Mineral Properties and Licenses

Handeni Properties, Tanzania, Africa

a)	Prospecting Licenses (“PLs”)

On September 21, 2010, the Company completed a Mineral Property Acquisition Agreement with IPP Gold Limited (“IPP Gold”), and the Company acquired four PLs totaling approximately 800 square kilometers, located in the Handeni District of Tanzania (the “Handeni Properties”). IPP Gold retained a 2.5% net smelter royalty (“NSR”) on the Handeni Properties and the Company has the option to reduce the NSR to 1.25% by paying $5,000,000. If the NSR is reduced to 1.25% the maximum NSR for any year is capped at $1,000,000. In any year the NSR payment is less than $1,000,000 the difference between the actual NSR payment and $1,000,000 will be carried forward to subsequent years. In addition if the London spot price for gold is equal to or greater than $1,500 then the NSR will increase from 2.5% to 3%. The Company issued 888,889 (133,333,333 pre-consolidation) restricted shares of common stock to IPP Gold to acquire the Handeni Properties and no further payments to IPP Gold in shares or cash are required.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2016 and 2015
(Expressed in U.S. dollars)

6.	Mineral Properties and Licenses (continued)

Handeni Properties, Tanzania, Africa (continued)

a)	Prospecting Licenses (“PLs”) (continued)

On September 1, 2010, the Company entered into a Transaction Fee Agreement with a consultant for services related to soliciting offers from and in assisting in the negotiation with potential Company financiers, purchasers, acquisition targets and/or joint venture development partners (each such party being a “Potential Investor”). The initial term of the agreement was a period of 60 days and automatically renews monthly unless otherwise specifically renewed in writing by each party or terminated by the Company. Pursuant to the agreement, the Company agreed to pay the consultant a transaction fee for each completed property acquisition transaction in Tanzania (a “Completed Transaction”). The transaction fee is 12.5% of the shares issuable under each Completed Transaction, payable in restricted common shares at the lowest priced security issuable under each Completed Transaction. On September 30, 2010, the Company issued 111,111 (16,666,667 pre-consolidation) restricted shares of common stock pursuant to the Transaction Fee Agreement in relation to the acquisition of the Handeni Properties.

The fair value of the 888,889 (133,333,333 pre-consolidation) shares of the Company’s common stock issued to IPP Gold pursuant to the Acquisition Agreement and the 111,111 (16,666,667 pre-consolidation) shares of the Company’s common stock issued pursuant to the Transaction Fee Agreement totaled $60,000,000. On November 30, 2010, the capitalized acquisition costs of the Handeni Properties were tested for impairment by the Company’s management as required by ASC 360. Management determined that no positive cash flows from the Handeni Properties could be identified or supported and a full impairment loss was recognized in expenses for the $60,000,000 acquisition cost.

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

On November 30, 2011, the Company completed the 2011 Acquisition Agreement and issued 100,000 (15,000,000 pre- consolidation) restricted common shares to Handeni Resources as payment. As at November 30, 2011, the fair market price of the Company’s common stock was $0.11 per share; accordingly, the Company recorded a total fair market value of $1,650,000 as the mineral licenses acquisition cost.

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

As at May 31, 2016, the Company has recognized an impairment loss of $235,000 with respect to the carrying value of its mineral licenses as a result of management’s intention to let four of the 32 PMLs pertaining to the Handeni Properties lapse. This impairment loss represents the write-off of the original acquisition cost relating to these four PMLs. As the intention to let these four PMLs lapse is considered an indicator of impairment, management performed a recoverability test for the remaining 28 PMLs and noted that their carrying value did not exceed their estimated fair value, thereby resulting in no additional impairment loss.

During the year ended May 31, 2016, the Company paid $70,494 (the year ended May 31, 2015: $62,584) in annual rental and licenses renewal fees for PLs and PMLs. Such license related fees have been recorded as exploration expenses on the consolidated statement of operations and comprehensive loss.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2016 and 2015
(Expressed in U.S. dollars)

7.	Equipment

		May 31, 2016		May 31, 2015
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
	$	$	$	$

Automobiles	230,337	230,337	-	-
Camp and equipment	197,011	197,011	-	-
Office furniture and equipment	100,222	98,970	358	1,252
Software	7,930	7,930	-	222

	535,500	535,142	358	1,474

During the year ended May 31, 2016, the Company sold certain of its fully amortized equipment and recognized a gain on disposal of $10,653 in the consolidated statement of operations and comprehensive loss.

8.	Related Party Transactions

a)	The Company has entered into the following facility agreements with related parties:

i)

On December 7, 2012, and as amended on September 4, 2013, June 18, 2014 and March 20, 2015, the Company entered into a facility agreement with IPP Ltd., a private company controlled by the Chairman of the Company. The funding is in the form of an interest free unsecured loan to the Company of up to $720,000 due May 31, 2017. As of May 31, 2016 and 2015, IPP Ltd. has fully advanced $720,000 to the Company pursuant to this facility agreement.

ii)

On October 9, 2013, and as amended on June 18, 2014 and March 20, 2015, the Company entered into a facility agreement with Consultancy & Finance Company Associates Ltd. (“C&F”), a private company controlled by the Chairman of the Company. The funding is in the form of an interest free unsecured loan to the Company of up to $405,000 due May 31, 2017. As of May 31, 2016 and 2015, C&F has fully advanced $405,000 to the Company pursuant to this facility agreement.

iii)

On November 20, 2014, the Company entered into a facility agreement with C&F. The funding is in the form of an interest-free unsecured loan to the Company of up to $500,000 due May 31, 2017. As of May 31, 2016, C&F has fully advanced $500,000 (May 31, 2015: $215,000) to the Company pursuant to this facility agreement.

iv)

On January 16, 2016, the Company entered into an additional facility agreement with C&F. The funding is in the form of an interest-free unsecured loan to the Company of up to $360,000 due December 31, 2018. A maximum amount of $30,000 may be drawn by the Company per calendar month. As of May 31, 2016, C&F has advanced $90,000 to the Company pursuant to this facility agreement.

For the year ended May 31, 2016, $187,915 of deemed interest was calculated at an annual interest rate of 12% (2015: $92,487 calculated at an annual interest rate of 8%). Such deemed interest approximates the fair market value of the borrowings, and was recorded as interest expense and donated capital.

b)

The Company’s President and Chief Executive Officer (the “CEO”) has voluntarily waived the CEO services fees for one year effective as of June 1, 2015. As a result, the Company incurred $Nil of administration and professional services fees to the CEO during the year ended May 31, 2016 (the year ended May 31, 2015: $144,000). As at May 31, 2016 and 2015, accounts payable included $306,000 of unpaid CEO fees.

During the years ended May 31, 2016 and 2015, the Company paid $36,000 representing 60% of annual rental expenses associated with renting the CEO’s family house in Tanzania, pursuant to the underlying Executive Services Agreement.

In addition, during the year ended May 31, 2016, the Company paid geological service fees of $35,000 (the year ended May 31, 2015: $36,000) to a private company controlled by a person who is related to the CEO. This amount is included in exploration expenses.

c)

During the year ended May 31, 2016, the Company incurred administration and consulting services fees of $68,076 (the year ended May 31, 2015: $77,644) to a private company controlled by the Company’s Chief Financial Officer (the “CFO”). The Company also incurred salary of $40,845 (the year ended May 31, 2015: $47,553) to the Company’s CFO. These amounts are included in general and administrative expense.

d)

During the year ended May 31, 2016, the Company’s Board of Directors reached a directors’ resolution, effective June 1, 2015, which ratified the waiver of the Company’s monetary directors’ fees. As such, during the year ended May 31, 2016, the Company incurred $Nil of directors’ fees (the year ended May 31, 2015: $72,500). As at May 31, 2016 and 2015, accounts payable included $145,000 of unpaid independent directors’ fees.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2016 and 2015
(Expressed in U.S. dollars)

9.	Common Stock and Additional Paid-in Capital

The authorized common stock of the Company consists of 500,000,000 shares, with $0.001 par value.

On June 8, 2016, the Company effected a reverse stock split (the “Reverse Split”) of its issued and outstanding shares of common stock, in which one (1) new share was exchanged for one-hundred-fifty (150) old shares (1:150), as set for in a Certificate of Amendment to the Company’s Articles of Incorporation effected and filed on May 24, 2016 with the Nevada Secretary of State.

As a result of the Reverse Split, the Company’s issued and outstanding shares of common stock have decreased from 321,416,653 shares of common stock to 2,142,848 shares of common stock. The Company gave retroactive effect in these consolidated financial statements for the Reverse Split at May 31, 2016 and 2015.

10.	Stock Options

The Company adopted a Stock Option Plan, dated November 29, 2010 (the “November 2010 Stock Incentive Plan”), under which the Company is authorized to grant stock options to acquire up to a total of 266,667 (40,000,000 pre-consolidation) shares of common shares. During the years ended May 31, 2016 and 2015, there were no stock options granted or exercised. As at May 31, 2016 and 2015, all stock options were fully vested with no intrinsic values. At May 31, 2016 and 2015, the Company had 71,333 (10,700,000 pre- consolidation) shares of common stock available to be issued under the November 2010 Stock Incentive Plan.

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Weighted Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value
	#	$	(years)	$
Outstanding, May 31, 2014	188,667	35.10	6.56	-
Outstanding, May 31, 2015	188,667	35.10	5.56	-
Outstanding and exercisable, May 31, 2016	188,667	35.10	4.56	-

The stock options outstanding are exercisable for cash or on a cashless exercise basis using a prorated formula whereby the number of shares issuable is equal to (a) the average closing price for the five days prior to exercise date (“ACP”) in excess of the exercise price, divided by (b) the exercise price multiplied by (c) the number of options exercised. During the year ended May 31, 2016 and 2015, no cashless stock options were exercised.

11.	Fair Value Measurements

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

Pursuant to ASC 820, the fair value of cash and restricted cash equivalent are determined based on Level 1 inputs, which consist of quoted prices in active markets for identical assets. As at May 31, 2016 and 2015, there were no Level 2 and Level 3 inputs and no liabilities measured at fair value on a recurring basis presented on the Company’s consolidated balance sheets.

Management believes that the recorded values of all of the Company’s other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. Assets measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheets as of May 31, 2016 and 2015, as follows:

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2016 and 2015
(Expressed in U.S. dollars)

11.	Fair Value Measurements (continued)

	Fair Value Measurements Using
	Quoted Prices in Active	Balance as of	Quoted Prices in Active	Balance as of
	Markets For Identical	May 31,	Markets For Identical	May 31,
	Instruments (Level 1)	2016	Instruments (Level 1)	2015
Assets:
Cash	$52,373	$52,373	$85,985	$85,985
Restricted cash equivalent	13,158	13,158	13,858	13,858

Total assets measured at fair value	$65,531	$65,531	$99,843	$99,843

12.	Segment Disclosures

The Company operates in one reportable segment, being the acquisition and exploration of mineral properties. Segmented information has been compiled based on the geographic regions that the Company and its subsidiary registered and performed exploration and administration activities. Assets by geographical segment are as follows:

	Canada	Tanzania, Africa	Total
Current assets	$42,193	$26,263	$68,456
Restricted cash equivalent	13,158	-	13,158
Mineral licenses	-	1,415,000	1,415,000
Equipment, net	-	358	358
Total assets, at May 31, 2016	$55,351	$1,441,621	$1,496,972

	Canada	Tanzania, Africa	Total
Current assets	$61,447	$63,595	$125,042
Restricted cash equivalent	13,858	-	13,858
Mineral licenses	-	1,650,000	1,650,000
Equipment, net	332	1,142	1,474
Total assets, at May 31, 2015	$75,637	$1,714,737	$1,790,374

For the Year Ended May 31, 2016
Net Loss	$641,696	$231,101	$872,797
For the Year Ended May 31, 2015
Net Loss	$692,604	$473,358	$1,165,962

13.	Income Taxes

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

The Company is subject to U.S. federal and state income tax and has concluded substantially all U.S. federal and state income tax matters for tax years through May 31, 2013. The tax filings for years from 2014 to 2016 are subject to audit by U.S. jurisdictions. The Company’s Canadian office has filed its Canadian corporate income tax returns under the “Voluntary Disclosure Program”, and the tax filings for years from 2014 to 2016 are subject to audit by Canadian jurisdictions. The Company’s Tanzania subsidiaries are subject to Tanzania income tax, the tax filings for the years from 2014 to 2016 are subjected to audit by Tanzania jurisdictions.

Income tax expense differs from the amount that would result from applying the U.S. federal income tax rates to earnings before income taxes. The Company has net operating losses carried forward of approximately $32 million available to offset taxable income in future years which begin expiring in fiscal 2024. Pursuant to ASC 740, the potential benefits of the net operating losses carried forward has not been recognized in the consolidated financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

Handeni Gold Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements as of May 31, 2016 and 2015
(Expressed in U.S. dollars)

13.	Income Taxes (continued)

The income tax benefit differs from the amount computed by applying the federal income tax rate of 35% to net loss before income taxes for the years ended May 31, 2016 and 2015 as a result of the following:

	May 31, 2016	May 31, 2015
	$	$
Loss before taxes	(872,797)	(1,165,962)
Statutory rate	35%	35%
Computed expected tax recovery	(305,479)	(408,087)
Permanent differences	84,932	397,865
Foreign tax rate differences	6,611	(27,168)
Valuation allowance change	213,936	37,390

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at May 31, 2016 and 2015, after applying enacted federal income tax rates, are as follows:

	May 31,2016	May 31,2015
	$	$

Net operating losses carried forward	11,428,611	10,734,304
Capital losses available	19,975	19,975
Mineral properties tax basis in excess of book value	1,737,784	2,218,155
Valuation allowance	(13,186,370)	(12,972,434)

Net deferred income tax assets	–	–

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

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on this assessment, management concluded that, as of the end of our fiscal year ended May 31, 2016, our internal control over financial reporting was not effective due to material weaknesses, as more fully described below.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal quarter ended May 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Name	Age	Position Held	Board Committee Memberships

Reginald Mengi	73	Chairman and Director	N/A

Reyno Scheepers	59	President, Chief Executive Officer and a director	Corporate Governance and Compensation Committee, Technical Committee.

William Lamarque	61	Vice Chairman and Director	Audit Committee (Chair)

Emmanuel Ole Naiko	64	Director	Corporate Governance and Compensation Committee (Chair); Audit Committee

Douglas Boateng	51	Director	Corporate Governance and Compensation Committee

Gizman Abbas	43	Director	Audit Committee

Melinda Hsu	52	Chief Financial Officer, Secretary and Treasurer	N/A

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

Reyno Scheepers has served as a director since September 21, 2010 and as our President and Chief Executive Officer since November 21, 2011. Dr. Reyno Scheepers’ involvement with the mining industry stretches for a period of more than 30 years. He started off as a researcher at the Fuel Research Institute (CSIR) of South Africa where he gained experience in the composition and characteristics of various South African coal fields. This was followed by a two year period as a geologist at a South African gold mine where he gained experience in underground geology, underground and surface exploration and gold exploration project planning. He then joined the University of Stellenbosch where he became associated professor in petrology/mineralogy in 1999.

Since 1998 Dr. Scheepers directed his efforts towards the investigation of gemstone deposits covering alluvial and kimberlitic diamond deposits in South Africa, the Democratic Republic of the Congo and in Tanzania. One of his major achievements in Tanzania was the investigation of the geology and technical aspects of the Merelani tanzanite deposit which eventually led to the successful listing of the first colored gemstone company on the Johannesburg Stock Exchange and eventually the AIM (London).

Dr. Scheepers is also closely involved in the application and development of geochemical analytical techniques and was in charge of the running of an XRF laboratory, an ICP-AES laboratory and a micro thermometric laboratory. He participated in the development of international geochemical reference standards and completed numerous challenging analytical problems for the industry over the years.

Dr. Scheepers’ interest in providing small scale miners with the necessary skills to conduct safe and effective mining led to the establishment of the Gemstone Research Centre at Stellenbosch University. Dr. Scheepers received his B.Sc. (Hons), Cum Laude in 1979, his M.Sc, Cum Laude in 1982 and his PhD in 1990 from the University of Stellenbosch. He is currently affiliated professor at the University of the Free State.

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

Mr. Lamarque joined NM Rothschild and Sons, the London based investment bank, in 1986, as PRC country manager, on the boards of the bank's affiliates in Hong Kong and Singapore. Returning to London in 1989, Mr Lamarque became a main board director of the bank and held various positions within the Treasury Division, with an emphasis on precious and LME metals trading and mine finance, and the bank's activities in emerging markets, in particular with the official sector. He moved to New York in 2000, to head the Group's Treasury activities in the Americas. Mr Lamarque left Rothschilds in 2002 to join Hanson Capital, a London based boutique investment bank and was a founding partner of Balor Capital, a private trading and derivative advisory business based on Wall Street in 2006. Mr Lamarque sits on various mining company boards including those of Ecometals (for which he is also CEO) and Ivanplats, a large privately held exploration company with interests in the DRC and South Africa. He is also a non-executive director of a UK-based warehousing and trucking company, Hanson Logistics. At various times Mr Lamarque has served on the World Gold Council's Central Bank Committee and the China Committee of British Invisibles and has chaired the Public Affairs Committee of the London Bullion Market Association. He was also for several years a Member of the Comex.

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

Ms. Hsu has been directly involved in mining and oil and gas industries for more than ten years, with strengths in Canadian and U.S. public financial reporting and regulatory compliance, Canadian and U.S. tax, internal control policies, budgeting and strategic planning. In addition, Ms. Hsu has over 25 years of diversified business experience in areas of accounting, finance, budget, corporate development, marketing and administration experience in Canada and China. She received her Certified General Accountant designation (now CPA, CGA) from the CGA Association of British Columbia, Canada, in 2004 and graduated from Renmin University of China in 1988 with a Master’s degree in Business Administration.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the Board.

Board of Directors Meetings

During the fiscal year ended May 31, 2016, our board of directors had three Board of Directors meetings, three Audit Committee meetings, and one Corporate Governance and Compensation Committee meetings.

Significant Employees

Other than the officers and directors described above, as at May 31, 2016, we had approximate four full-time equivalent employees and consultants located in Tanzania. We also retain independent geologists and consultants on a contract basis to conduct the work programs on our mineral properties in order to carry out our plan of operations.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons with respect to our most recent fiscal year, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended May 31, 2016.

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

Compensation Discussion and Analysis

The table below summarizes all compensation awarded to, earned by or paid to our executive officers by any person for all services rendered in all capacities to us during our fiscal years ended May 31, 2016 and 2015.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Comp- ensation ($)	Non- qualified Deferred Comp- ensation Earnings ($)	All Other Compensation ($)	Total ($)
Reyno Scheepers (1) President & Chief Executive Officer	2016	Nil	Nil	Nil	Nil	Nil	Nil	36,000(1a)	36,000
	2015	Nil	Nil	Nil	Nil	Nil	Nil	180,000(1b)	180,000
Melinda Hsu (2) Chief Financial Officer, Secretary and Treasurer	2016	40,846	Nil	Nil	Nil	Nil	Nil	68,076(2a)	108,922
	2015	47,553	Nil	Nil	Nil	Nil	Nil	77,644(2b)	125,197
Douglas Boateng (3) Former President & Chief Executive Officer	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil (3a)	Nil
	2015	Nil	Nil	Nil	Nil	Nil	Nil	7,500(3b)	7,500

(1)

Mr. Scheepers was appointed as our President and Chief Executive Officer effective on November 21, 2011 and as our Chief Operating Officer effective on October 6, 2011. Mr. Scheepers has been a director since September 21, 2010. The “Other Compensation” to Mr. Scheepers consists of:

a)

$36,000 represents the payment of 60% of rental expenses associated with renting Mr. Scheepers’ family house in Dar Es Salaam, Tanzania pursuant to his Executive Services Agreement with the Company; As at May 31, 2016, a total of $306,000 executive fees remained as payable.

b)

$144,000 in executive and administration service fees incurred during the fiscal year ended May 31, 2015 and $36,000 which represents the payment of 60% of rental expenses associated with renting Mr. Scheepers’ family house in Dar Es Salaam, Tanzania pursuant to his Executive Services Agreement with the Company; As at May 31, 2015, a total of $306,000 remained as payable.

(2)	Ms. Hsu was appointed as our Chief Financial Officer, Secretary and Treasurer effective on March 1, 2012. The “Other Compensation” to Ms. Hsu consists of:

a)	$68,076 in executive and consulting service fees during the fiscal year ended May 31, 2016 earned by a private company controlled by Ms. Hsu.
b)

$77,644 in executive and consulting service fees during the fiscal year ended May 31, 2015 earned by a private company controlled by Ms. Hsu. As at May 31, 2015, a total of $3,615 remained as a payable.

(3)

Mr. Boateng was appointed as our President and Chief Executive Officer effective on August 18, 2011 and resigned effective on November 21, 2011. Mr. Boateng has been a director since September 21, 2010. The “Other Compensation” to Mr. Boateng consists of:

a)	$Nil of director’s fees incurred during the fiscal year ended May 31, 2016; a total of $21,250 fees remained as payable as at May 31, 2016.
b)	$7,500 of director’s fees incurred during the fiscal year ended May 31, 2015; a total of $21,250 fees remained as payable as at May 31, 2015.

Compensation of Directors

During the fiscal year ended May 31, 2016, the Company’s Board of Directors reached a directors’ resolution, effective June 1, 2015, which ratified the waiver of the Company’s monetary directors’ fees. As such, during the fiscal year ended May 31, 2016, the Company incurred $Nil of directors’ fees.

The table below summarizes all compensation awarded to, earned by or paid to our current or former directors during our fiscal year ended May 31, 2016. Certain of our current or former directors served or have served as officers of the Company and any compensation they received due to their services are disclosed in the table above and are not included in the table below.

Director Compensation

Name and Principal Position	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Reginald Mengi	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Reyno Scheepers (1)	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Douglas Boateng (1)	N/A	N/A	N/A	N/A	N/A	N/A	N/A
William Lamarque (2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Emmanuel Naiko (3)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Gizman Abbas (4)	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	See summary compensation table above.
(2)	A total of 26,500 director’s fees remained as payable as of May 31, 2016.
(3)	A total of 55,500 director’s fees remained as payable as of May 31, 2016.
(4)	A total of 41,750 director’s fees remained as payable as of May 31, 2016.

Outstanding Equity Awards

The following table sets forth information at our fiscal year ended May 31, 2016 relating to outstanding equity awards that have been granted to the directors and named executive officers listed in the tables above:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
								Equity	Equity
								Incentive	Incentive
								Plan	Plan
								Awards:	Awards:
			Equity					Number	Market or
			Incentive					of	Payout
			Plan				Market	Unearned	Value of
			Awards:				Value of	Shares,	Unearned
	Number of	Number of	Number of			Number of	Shares or	Units or	Shares,
	Securities	Securities	Securities			Shares or	Units of	Other	Units or
	Underlying	Underlying	Underlying			Units of	Stock	Rights	Other
	Unexercised	Unexercised	Unexercised	Option		Stock That	That	That	Rights
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	That Have
Name	Exercisable	Unexercisable	Options	Price	Expiration	Vested	Vested	Vested	Not Vested
	(#)	(#)	(#)	($)	Date	(#)	($)	(#)	(#)

Reginald Mengi	66,667	N/A	N/A	$30.0	11/29/2020	N/A	N/A	N/A	N/A
Reyno Scheepers	26,667	N/A	N/A	$30.0	11/29/2020	N/A	N/A	N/A	N/A
	10,000	N/A	N/A	$67.5	11/30/2021	N/A	N/A	N/A	N/A
Melinda Hsu	6,667	N/A	N/A	$16.5	03/01/2017	N/A	N/A	N/A	N/A
Douglas Boateng	30,000	N/A	N/A	$30.0	11/29/2020	N/A	N/A	N/A	N/A
	20,000	N/A	N/A	$67.5	11/30/2021	N/A	N/A	N/A	N/A
William Lamarque	1,333	N/A	N/A	$12.0	07/04/2022	N/A	N/A	N/A	N/A
Emmanuel Naiko	1,333	N/A	N/A	$12.0	07/04/2022	N/A	N/A	N/A	N/A
Gizman Abbas	1,333	N/A	N/A	$12.0	07/04/2022	N/A	N/A	N/A	N/A

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially (post 1-for-150 reverse stock split) as of the date of this annual report by: (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our officers and (iv) our officers and directors as a group. Each stockholder listed possesses sole voting and investment power with respect to the shares shown.

Officers and Directors

Title of class	Name and address of beneficial owner (1)	Amount and nature of beneficial owner (2)	Percentage of class (3)
Common Stock	Reginald Mengi(1)	1,055,556(4)	49.26%
Common Stock	Reyno Scheepers(1)	36,667(5)	1.71%
Common Stock	Douglas Boateng(1)	50,000(6)	2.33%
Common Stock	William Lamarque (1)	2,666(7)	0.12%
Common Stock	Emmanuel Naiko (1)	2,666(7)	0.12%
Common Stock	Gizman Abbas (1)	2,666(7)	0.12%
Common Stock	Melinda Hsu (1)	6,667(8)	0.31%
Common Stock	All executive officers and directors as a group	1,156,888	53.99%

5% or Greater Shareholders:

Title of class	Name and address of beneficial owner	Amount and nature of beneficial owner(2)	Percentage of class (3)
Common Stock	Reginald Mengi(1)	1,055,556(4)	49.26%
Common Stock	Zoeb Hassuji(9)	111,111	5.19%

1.	The address of our officers and directors is our Company’s address, which is P.O. Box 33507, Plot 82A, ITV Road, Mikocheni Light Industrial Area, Dar es Salaam, Republic of Tanzania.
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

3.	Based on 2,142,778 shares of our common stock (post 1-for-150 reverse stock split) issued and outstanding as of August 15, 2016.
4.

Includes 888,889 shares held by IPP Gold Limited, 100,000 shares held by Handeni Resources Limited, and 66,667 fully vested stock options held by Mr. Mengi with an exercise price at $30 per share exercisable by November 29, 2020.

5.

Represents 26,667 fully vested stock options with an exercise price at $30 per share exercisable by November 29, 2020 and 10,000 fully vested stock options with an exercise price at $67.5 per share exercisable by November 30, 2021.

6.

Represents 30,000 fully vested stock options with an exercise price at $30 per share exercisable by November 29, 2020 and 20,000 fully vested stock options with an exercise price at $67.5 per share exercisable by November 30, 2021.

7.	Represents 1,333 shares of our common stock and 1,333 fully vested stock options with an exercise price at $12 per share exercisable by July 4, 2022.
8.	Represents fully vested stock options with an exercise price at $16.5 per share exercisable by March 1, 2017.
9.	The registered address of this shareholder is Bonite Bottlers, Moshi, Kilimanjaro, Tanzania.

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

i)

On December 7, 2012, and as amended on September 4, 2013, June 18, 2014 and March 20, 2015, the Company entered into a facility agreement with IPP Ltd., a private company controlled by the Chairman of the Company. The funding is in the form of an interest free unsecured loan to the Company of up to $720,000 due May 31, 2017. As of May 31, 2016 and 2015, IPP Ltd. has fully advanced $720,000 to the Company pursuant to this facility agreement.

ii)

On October 9, 2013, and as amended on June 18, 2014 and March 20, 2015, the Company entered into a facility agreement with Consultancy & Finance Company Associates Ltd. (“C&F”), a private company controlled by the Chairman of the Company. The funding is in the form of an interest free unsecured loan to the Company of up to $405,000 due May 31, 2017. As of May 31, 2016 and 2015, C&F has fully advanced $405,000 to the Company pursuant to this facility agreement.

iii)

On November 20, 2014, the Company entered into a facility agreement with C&F. The funding is in the form of an interest-free unsecured loan to the Company of up to $500,000 due May 31, 2017. As of May 31, 2016, C&F has fully advanced $500,000 (May 31, 2015: $215,000) to the Company pursuant to this facility agreement.

iv)

On January 16, 2016, the Company entered into an additional facility agreement with C&F. The funding is in the form of an interest-free unsecured loan to the Company of up to $360,000 due December 31, 2018. A maximum amount of $30,000 may be drawn by the Company per calendar month. As of May 31, 2016, C&F has advanced $90,000 to the Company pursuant to this facility agreement.

For the year ended May 31, 2016, $187,915 of deemed interest was calculated at an annual interest rate of 12% (2015: $92,487 calculated at an annual interest rate of 8%). Such deemed interest approximates the fair market value of the borrowings, and was recorded as interest expense and donated capital.

b)

The Company’s President and Chief Executive Officer (the “CEO”) has voluntarily waived the CEO services fees for one year effective as of June 1, 2015. As a result, the Company incurred $Nil of administration and professional services fees to the CEO during the year ended May 31, 2016 (the year ended May 31, 2015: $144,000). As at May 31, 2016 and 2015, accounts payable included $306,000 of unpaid CEO fees.

During the years ended May 31, 2016 and 2015, the Company paid $36,000 representing 60% of annual rental expenses associated with renting the CEO’s family house in Tanzania, pursuant to the underlying Executive Services Agreement.

In addition, during the year ended May 31, 2016, the Company paid geological service fees of $35,000 (the year ended May 31, 2015: $36,000) to a private company controlled by a person who is related to the CEO. This amount is included in exploration expenses.

c)

During the year ended May 31, 2016, the Company incurred administration and consulting services fees of $68,076 (the year ended May 31, 2015: $77,644) to a private company controlled by the Company’s Chief Financial Officer (the “CFO”). The Company also incurred salary of $40,845 (the year ended May 31, 2015: $47,553) to the Company’s CFO. These amounts are included in general and administrative expense.

d)

During the year ended May 31, 2016, the Company’s Board of Directors reached a directors’ resolution, effective June 1, 2015, which ratified the waiver of the Company’s monetary directors’ fees. As such, during the year ended May 31, 2016, the Company incurred $Nil of directors’ fees (the year ended May 31, 2015: $72,500). As at May 31, 2016 and 2015, accounts payable included $145,000 of unpaid independent directors’ fees.

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

Manning Elliott LLP served as our independent registered public accounting firm and audited our consolidated financial statements for the fiscal years ended May 31, 2016 and 2015. Aggregate fees billed during fiscal years ended May 31, 2016 and 2015 to the Company by Manning Elliott LLP for rendered professional services are set forth below:

	Year Ended May 31, 2016	Year Ended May 31, 2015
Audit Fees	$18,414	$28,833
Audit-Related Fees	--	--
Tax Fees	$3,033	$3,058
All Other Fees	--	--
Total	$21,447	$31,892

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

ITEM 15.	EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit	Description of Exhibit
Number
3.1(1)	Articles of Incorporation.
3.2(12)	Certificate of Amendment to Articles of Incorporation.
3.3(21)	Articles of Merger as filed with the Nevada Secretary of State.
3.3(3)	Amended Bylaws, as amended on September 5, 2006.
10.1(4)	Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.
10.2(4)	Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.
10.3(4)	Asset Purchase Agreement with Megadeposit Explorers Ltd.
10.4(5)	Amendment No. 1 to Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.
10.5(5)	Amendment No. 1 to Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.
10.6(5)	Amendment No. 1 to Asset Purchase Agreement with Megadeposit Explorers Ltd.
10.7(6)	Amendment No. 2 to Asset Purchase Agreement with KBT Discovery Group Tanzania Ltd.
10.8(6)	Amendment No. 2 to Asset Purchase Agreement with Hydro-Geos Consulting Group Tanzania Ltd.
10.9(6)	Amendment No. 2 to Asset Purchase Agreement with Megadeposit Explorers Ltd.
10.10(7)	Strategic Alliance Agreement between the Company and Canaco Resources Inc.
10.11(8)	Option Agreement between the Company and Canaco Resources Inc.
10.12(9)	Amendment No. 1 to Strategic Alliance Agreement between the Company and Canaco Resources Inc.
10.13(9)	Kwadijava Option Agreement.
10.14(9)	Negero Option Agreement.
10.15(10)	Joint Venture Agreement with Mkuvia Maita.
10.16(11)	2007 Stock Incentive Plan.
10.17(14)	2008 Stock Incentive Plan.
10.18(11)	Consulting Agreement with Harpreet Sangha.
10.19(11)	Consulting Agreement with Rovingi.
10.20(13)	Joint Venture Agreement with Mkuvia Maita dated June 5, 2009.
10.21(15)	Agreement with Ruby Creek Resources, Inc. dated November 7, 2009.
10.22(16)	Purchase Agreement with Ruby Creek Resources, Inc., dated for reference May 19, 2010.
10.23(17)	August 2010 Stock Incentive Plan.
10.24(18)	Mineral Property Acquisition Agreement between the Company and IPP Gold Limited, dated September 15, 2010, ratified by the Company’s Board of Directors on September 21, 2010.
10.26(19)	November 2010 Stock Incentive Plan.
10.27(20)	Mineral Property Acquisition Agreement between the Company and Handeni Resources Limited, dated August 5, 2011.
10.28 (22)	Executive Consulting Services Agreement between the Company and Amica Resource Inc., dated February 28, 2012.
10.29 (23)	Unsecured Term Loan Facility Agreement between the Company and IPP Ltd. dated December 7, 2012

10.30(24)	Unsecured Term Loan Facility Agreement between the Company and Consultancy & Finance Company Associates Ltd. dated October 9, 2013
10.31(25)	Unsecured Term Loan Facility Agreement between the Company and Consultancy & Finance Company Associates Ltd. dated November 20, 2014
10.32(26)	Unsecured Term Loan Facility Agreement between the Company and Consultancy & Finance Company Associates Ltd. dated January 16, 2016
14.1(2)	Code of Ethics.
21.1	Subsidiaries of the Registrant:
a. Douglas Lake Tanzania Limited (Tanzania); and
b. HG Limited (Tanzania) (formerly: DLM Tanzania Limited (Tanzania)).
23.1*	Consent of Auditor.
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

*	Filed herewith.
(1)	Incorporated by reference to Form SB-2 Registration Statement filed on July 22, 2004.
(2)	Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2005.
(3)	Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2006.
(4)	Incorporated by reference to Current Report on Form 8-K filed on August 4, 2005.
(5)	Incorporated by reference to Current Report on Form 8-K filed on November 21, 2005.
(6)	Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended November 30, 2005.
(7)	Incorporated by reference to Current Report on Form 8-K filed on May 4, 2006.
(8)	Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended August 31, 2006.
(9)	Incorporated by reference to Quarterly Report on Form 10-SB for quarterly period ended August 31, 2007.
(10)	Incorporated by reference to Current Report on Form 8-K filed on August 6, 2008.
(11)	Incorporated by reference to Annual Report on Form 10-KSB for year ended May 31, 2007.
(12)	Incorporated by reference to Current Report on Form 8-K filed on January 27, 2009
(13)	Incorporated by reference to Current Report on Form 8-K filed on July 16, 2009
(14)	Incorporated by reference to Registration Statement Form S-8 filed on December 30, 2008.
(15)	Incorporated by reference to Current Report on Form 8-K filed on November 13, 2009.
(16)	Incorporated by reference to Current Report on Form 8-K filed on June 21, 2010.
(17)	Incorporated by reference to Annual Report on Form 10-K for the year ended May 31, 2010.
(18)	Incorporated by reference to Current Report on Form 8-K filed on September 27, 2010.
(19)	Incorporated by reference to Annual Report on Form 10-K for the year ended May 31, 2011.
(20)	Incorporated by reference to Current Report on Form 8-K filed on August 10, 2011.
(21)	Incorporated by reference to Current Report on Form 8-K filed on February 15, 2012.
(22)	Incorporated by reference to Current Report on Form 8-K filed on March 2, 2012.
(23)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2012.
(24)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2013.
(25)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2014.
(26)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANDENI GOLD INC.

By:	“Reyno Scheepers”
Reyno Scheepers
President, Chief Executive Officer (Principal Executive Officer) and
a director
Date: August 19, 2016.

By:	“Melinda Hsu”
Melinda Hsu
Chief Financial Officer (Principal Financial Officer and Principal
Accounting Officer), Secretary and Treasurer
Date: August 19, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

“Reyno Scheepers”	President, Chief Executive Officer (Principal Executive	August 19, 2016
Reyno Scheepers	Officer) and a director

“Reginald Mengi”	Chairman of the Board of Directors and a director	August 19, 2016
Reginald Mengi

“William Lamarque”	Vice Chairman of the Board of Directors and a director	August 19, 2016
William Lamarque

Douglas Boateng”	Director	August 19, 2016
Douglas Boateng

“Emmanuel Naiko”	Director	August 19, 2016
Emmanuel Naiko

“Gizman Abbas”	Director	August 19, 2016
Gizman Abbas

“Melinda Hsu”	Chief Financial Officer (Principal Financial Officer and	August 19, 2016
Melinda Hsu	Principal Accounting Officer), Secretary and Treasurer