Form 10-Q
period 2016-08-31
HANDENI GOLD INC.
filed 2016-10-12
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

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
Yes [   ]        No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
2,142,778 shares of common stock as of October 10, 2016.

HANDENI GOLD INC.

Quarterly Report On Form 10-Q
For the Quarterly Period Ended
August 31, 2016

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of gold, availability of funds, government regulations, permitting, common share prices, operating costs, capital costs, outcomes of ore reserve development, recoveries and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended May 31, 2016, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1.                     Financial Statements

The following unaudited interim consolidated financial statements of Handeni Gold Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

Handeni Gold Inc.
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	August 31, 2016	May 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$79,530	$52,373
Amounts receivable (Note 3)	19,331	14,142
Prepaid expenses and deposits (Note 4)	10,345	1,941
Total Current Assets	109,206	68,456
Restricted cash equivalent (Note 5)	13,152	13,158
Mineral licenses (Note 6)	1,415,000	1,415,000
Equipment, net (Note 7)	251	358

TOTAL ASSETS	$1,537,609	$1,496,972

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$79,841	$72,880
Accounts payable and accrued liabilities - related parties (Note 8 (b) and (d))	457,000	451,000
Current portion of loans from related parties (Note 8 (a))	-	1,625,000
Total Current Liabilities	536,841	2,148,880
Loans from related parties - Long-term portion (Note 8 (a)(iv))	1,825,000	90,000

Total Liabilities	2,361,841	2,238,880
Nature of Operations and Going Concern (Note 1)
Stockholders' Deficiency
Common stock (Note 9)
Authorized: 500,000,000 shares, $0.001 par value Issued and outstanding: 2,142,778 shares (May 31, 2016 – 2,142,778 shares)	2,143	2,143
Additional paid-in capital (Note 9)	116,734,098	116,734,098
Donated capital (Note 8 (a))	556,736	502,897
Deficit accumulated during the exploration stage	(118,117,209)	(117,981,046)

Total Stockholders' Deficiency	(824,232)	(741,908)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,537,609	$1,496,972

(The accompanying notes are an integral part of these interim consolidated financial statements)

Handeni Gold Inc.
Interim Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(Unaudited)

	For the Three Months Ended,
	August 31, 2016	August 31, 2015

Revenue	$-	$-

Expenses
Consulting fees	1,350	1,350
Depreciation	107	795
Exploration expenses (Note 8 (b))	29,270	20,303
General and administrative (Note 8 (c))	43,634	47,868
Interest expense (Note 8 (a))	53,839	36,007
Professional	15,046	3,347
Rent (Note 8 (b))	26,559	36,411
Travel and investor relations	174	165
Total Expenses	169,979	146,246
Loss From Operations	(169,979)	(146,246)
Other Income (Expenses)
Gain on disposal of equipment (Note 7)	35,000	10,000
Interest income	8	12
Loss on write-off of amounts receivable (Note 3)	(1,192)	-
Total Other Expenses	33,816	10,012

Net Loss and Comprehensive Loss	$(136,163)	$(136,234)

Net Loss per Share - Basic and Diluted	$(0.06)	$(0.06)
Basic and Diluted Weighted Average Number of Common Shares Outstanding (Note 9)	2,142,778	2,142,778

(The accompanying notes are an integral part of these interim consolidated financial statements)

Handeni Gold Inc.
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the Three Months Ended,
	August 31, 2016	August 31, 2015

CASH PROVIDED BY (USED IN):
Operating Activities:
Net loss	$(136,163)	$(136,234)
Adjustments for non-cash items in net loss:
Depreciation	107	795
Donated capital, services, interest and rent (Note 8 (a))	53,839	36,007
Loss on unrealized foreign exchange	6	813
Loss on write-off of amounts receivable	1,192	-
Gain on disposal of equipment	(35,000)	(10,000)
Changes in non-cash operating working capital:
Amounts receivable	(6,381)	(1,572)
Prepaid expenses and deposits	(8,404)	(10,181)
Accounts payable and accrued liabilities	6,961	173
Due to related parties	6,000	(3,615)
Cash Used in Operating Activities	(117,843)	(123,814)

Investing Activities:
Proceeds from disposal of equipment	35,000	10,000
Cash Provided by Investing Activities	35,000	10,000

Financing Activities:
Loan from a related party	110,000	135,000
Cash Provided by Financing Activities	110,000	135,000

Increase in cash	27,157	21,186
Cash, at beginning of the year	52,373	85,985

Cash, at end of the year	$79,530	$107,171

(The accompanying notes are an integral part of these interim consolidated financial statements)

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of August 31, 2016
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

As at August 31, 2016, the Company has not generated any revenues, has a working capital deficiency of $427,635 and has accumulated losses of $118,117,209 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company plans to raise equity and/or debt financing to fund its operations which may result in substantial dilution to the Company’s stockholders or may not be available, if at all, in amounts or on terms acceptable to the Company. If additional capital is not obtained, the Company may be forced to cease operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

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

b)	Interim Consolidated Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended May 31, 2016, included in the Company’s Annual Report on Form 10-K filed on August 19, 2016 with the SEC.

The interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at August 31, 2016, and the results of its operations and cash flows for the interim period ended August 31, 2016. The results of operations for the three months ended August 31, 2016 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of August 31, 2016
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

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. As at August 31, 2016, the Company has no component of other comprehensive income (loss) and accumulated other comprehensive income (loss).

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

	g)	Equipment

Property and equipment consists of office equipment, automobiles and computer software recorded at cost and depreciated on a straight- line basis as follows:

Automobile equipment	3 years
Camp and equipment	3 years
Office furniture and equipment	3 years
Software	1 year

h)	Mineral Property Costs

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

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of August 31, 2016
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	i)	Long-Lived Assets (continued)

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

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440, Asset Retirement and Environmental Obligations, which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of August 31, 2016 and May 31, 2016.

	k)	Financial Instruments

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

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of August 31, 2016
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	o)	Reclassification

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

3.	Amounts Receivable

The components of amounts receivable are as follows:

	August 31, 2016	May 31, 2016
	$	$

Recoverable goods and services / harmonized sales tax	19,331	14,058
Other receivable	-	84

	19,331	14,142

The Company had recoverable value added tax (“VAT”) of $29,268 (TZS 63,703,026) as at August 31, 2016 and $28,002 (TZS 61,107,912) as at May 31, 2016. In January 2015, the Company submitted VAT refund certificates to the Tanzania Revenue Authority (“TRA”) requesting TZS 49,061,634 recoverable VAT refund. In June 2016, the Company received a letter from TRA dated May 2, 2016 to reject the refund application of TZS 49,061,634 based on changed interpretation on the provisions of subsection (2) of section 17 of the VAT Act cap 148 (repealed) whereby to consider a person to be eligible for VAT refund, such person must have the VAT charged on the supplies made for the period of the refund. The Company has filed a Notice of Objection to appeal TRA’s decision. Expecting difficulties to challenge TRA’s decision, the Company wrote off $1,192 of recorded revocable VAT as at August 31, 2016 and $28,002 of recorded recoverable VAT as at May 31, 2016, respectively.

4.	Prepaid Expenses and Deposits

The components of prepaid expenses and deposits are as follows:

	August 31, 2016	May 31, 2016
	$	$

General and administrative	10,292	1,888
Rent	53	53

	10,345	1,941

5.	Restricted Cash Equivalent

As of August 31, 2016, the Company has pledged a GIC of $13,152 ($17,250 CAD) (May 31, 2016: $13,158 ($17,250 CAD)) as security held on a corporate credit card. The $6 difference compared to May 31, 2016 is attributed to loss on unrealized Canadian dollar foreign exchange.

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

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of August 31, 2016
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

Under Tanzanian law, 50% of the area of PLs need to be relinquished following a period of three years after allocation of the PLs to the Company (1998 Mining Act applicable to the Companies’ PLs). The Company has received four renewal PLs of the renewal areas under PL6742/2010, PL6744/2010, PL6743/2010 and PL6779/2010 effective on October 5, 2013, September 13, 2013, October 13, 2013 and September 13, 2013, respectively. These four PLs namely PL6742/2010 (4/10/2016), PL6743/2010 (12/10/2016), PL6744/2010 (12/09/2016) and PL6779/2010 (12/09/2016) are valid with their current sizes to dates indicated in brackets. Following these dates each of the PLs sizes need to be reduced by 50% according to Tanzanian mining law. HNDI is currently delineating the new PL outlines, to comply with a 50% reduction in size, in collaboration with the Ministry of Energy and Minerals, a process that should be finished during the month of October 2016. The total area occupied by the renewal licenses is approximately 359.80 km2 or 45% of the original area.

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

On November 30, 2011, the Company completed the 2011 Acquisition Agreement and issued 100,000 (15,000,000 pre-consolidation) restricted common shares to Handeni Resources as payment. As at November 30, 2011, the fair market price of the Company’s common stock was $0.11 per share; accordingly, the Company recorded a total fair market value of $1,650,000 as the mineral licenses acquisition cost.

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

As at May 31, 2016, the Company had recognized an impairment loss of $235,000 with respect to the carrying value of its mineral licenses as a result of management’s intention to let four of the 32 PMLs pertaining to the Handeni Properties lapse. This impairment loss represents the write-off of the original acquisition cost relating to these four PMLs. As the intention to let these four PMLs lapse was considered an indicator of impairment, management performed a recoverability test for the remaining 28 PMLs and noted that their carrying value did not exceed their estimated fair value, thereby resulting in no additional impairment loss.

During the three months ended August 31, 2016, the Company paid $1,800 (the three months ended August 31, 2015: $1,223) in annual rental and licenses renewal fees for PLs. Such license related fees have been recorded as exploration expenses on the consolidated statement of operations and comprehensive loss.

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of August 31, 2016
(Expressed in U.S. dollars)
(Unaudited)

7.	Equipment

	August 31, 2016			May 31, 2016
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
	$	$	$	$
Automobile vehicles	139,169	139,169	-	-
Camp and equipment	197,011	197,011	-	-
Office furniture and equipment	100,222	99,971	251	358
Software	7,930	7,930	-	-

	444,332	444,081	251	358

During the three months ended August 31, 2016, the Company sold certain of its fully amortized equipment and recognized a gain on disposal of $35,000 (the year ended May 31, 2016: $10,653) in the consolidated statement of operations and comprehensive loss.

8.	Related Party Transactions

a)	The Company has entered into the following facility agreements with related parties:

i)

On December 7, 2012, and as amended on September 4, 2013, June 18, 2014, March 20, 2015 and August 30, 2016, the Company entered into a facility agreement with IPP Ltd., a private company controlled by the Chairman of the Company. The funding is in the form of an interest-free unsecured loan to the Company of up to $720,000 due December 31, 2018. As of August 31, 2016 and May 31, 2016, IPP Ltd. has fully advanced $720,000 to the Company pursuant to this facility agreement.

ii)

On October 9, 2013, and as amended on June 18, 2014, March 20, 2015 and August 30, 2016, the Company entered into a facility agreement with Consultancy & Finance Company Associates Ltd. (“C&F”), a private company controlled by the Chairman of the Company. The funding is in the form of an interest-free unsecured loan to the Company of up to $405,000. During the current period the due date has been extended from May 31, 2017 to December 31, 2018 without any interest or penalties. As of August 31, 2016 and May 31, 2016, C&F has fully advanced $405,000 to the Company pursuant to this facility agreement.

iii)

On November 20, 2014, and as amended on August 30, 2016, the Company entered into a facility agreement with C&F. The funding is in the form of an interest-free unsecured loan to the Company of up to $500,000. During the current period, the due date has been extended from May 31, 2017 to December 31, 2018 without any interest or penalties. As of August 31, 2016 and May 31, 2016, C&F has fully advanced $500,000 to the Company pursuant to this facility agreement.

iv)

On January 16, 2016, the Company entered into an additional facility agreement with C&F. The funding is in the form of an interest-free unsecured loan to the Company of up to $360,000. During the current period the due date has been extended from May 31, 2017 to December 31, 2018 without any interest or penalties. A maximum amount of $30,000 may be drawn by the Company per calendar month. As of August 31, 2016 and May 31, 2016, C&F has advanced $200,000 and $90,000 respectively to the Company pursuant to this facility agreement.

For the three months ended August 31, 2016, $53,839 of deemed interest was calculated at an annual interest rate of 12% (three months ended August 31, 2015: $36,007 calculated at an annual interest rate of 12%). Such deemed interest approximates the fair market value of the borrowings, and was recorded as interest expense and donated capital.

b)

The Company’s President and Chief Executive Officer (the “CEO”) has incurred $Nil of administration and professional services fees during the three months ended August 31, 2016 and 2015. As at August 31, 2016 and May 31, 2016, accounts payable included $306,000 of unpaid CEO fees.

During the three months ended August 31, 2016, the Company paid $26,400 (the three months ended August 31, 2015: $36,000) representing 60% of annual rental expenses associated with renting the CEO’s family house in Tanzania, pursuant to the underlying Executive Services Agreement.

In addition, during the three months ended August 31, 2016 and 2015, the Company incurred geological service fees of $9,000 to a private company controlled by a person who is related to the CEO. This amount is included in exploration expenses. As at August 31, 2016, accounts payable included $6,000 (May 31, 2016, $Nil) of unpaid fees.

c)

During the three months ended August 31, 2016, the Company incurred administration and consulting services fees of $17,344 (the three months ended August 31, 2015: $17,737) to a private company controlled by the Company’s Chief Financial Officer (the “CFO”). The Company also incurred salary of $10,406 (the three months ended August 31, 2015: $10,561) to the Company’s CFO. These amounts are included in general and administrative expense.

d)

During the three months ended August 31, 2016 and 2015, the Company incurred $Nil of directors’ fees. As at August 31, 2016 and May 31, 2016, accounts payable included $145,000 of unpaid independent directors’ fees.

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of August 31, 2016
(Expressed in U.S. dollars)
(Unaudited)

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

As a result of the Reverse Split, the Company’s issued and outstanding shares of common stock have decreased from 321,416,653 shares of common stock to 2,142,778 shares of common stock. The Company gave retroactive effect in the consolidated financial statements for the Reverse Split at May 31, 2016.

During the three months ended August 31, 2016, the Company had no changes in its common stock and additional paid-in capital.

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

During the three months ended August 31, 2016 and 2015, there were no stock options granted or exercised. As at August 31, 2016 and May 31, 2016, there were no intrinsic values attributed to outstanding options, all stock options were fully vested, and the Company had 71,333 (10,700,000 pre-consolidation) shares of common stock available to be issued under the November 2010 Stock Incentive Plan.

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Weighted Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Terms	Value
	#	$	(years)	$
Outstanding, May 31, 2015	188,667	35.10	5.56	-
Outstanding, May 31, 2016	188,667	35.10	4.56	-
Outstanding and exercisable, August 31, 2016	188,667	35.10	4.31	-

11.	Fair Value Measurements

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

Pursuant to ASC 820, the fair value of cash and restricted cash equivalent are determined based on Level 1 inputs, which consist of quoted prices in active markets for identical assets. As at August 31, 2016 and May 31, 2016, there were no Level 2 and Level 3 inputs and no liabilities measured at fair value on a recurring basis presented on the Company’s consolidated balance sheets.

Management believes that the recorded values of all of the Company’s other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. Assets measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheets as of August 31, 2016 and May 31, 2016, as follows:

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of August 31, 2016
(Expressed in U.S. dollars)
(Unaudited)

11.	Fair Value Measurements (continued)

	Fair Value Measurements Using
	Quoted Prices in Active	Balance as of	Quoted Prices in Active	Balance as of
	Markets For Identical	August 31,	Markets For Identical	May 31,
	Instruments (Level 1)	2016	Instruments (Level 1)	2016
Assets:
Cash	$79,530	$79,530	$52,373	$52,373
Restricted cash equivalent	13,152	13,152	13,158	13,158

Total assets measured at fair value	$92,682	$92,682	$65,531	$65,531

12.	Segment Disclosures

The Company operates in one reportable segment, being the acquisition and exploration of mineral properties. Segmented information has been compiled based on the geographic regions that the Company and its subsidiary registered and performed exploration and administration activities. Assets by geographical segment are as follows:

	Canada	Tanzania, Africa	Total
Current assets	$39,716	$69,490	$109,206
Restricted cash equivalent	13,152	-	13,152
Mineral licenses	-	1,415,000	1,415,000
Equipment, net	-	251	251
Total assets, at August 31, 2016	$52,868	$1,484,741	$1,537,609

	Canada	Tanzania, Africa	Total
Current assets	$42,193	$26,263	$68,456
Restricted cash equivalent	13,158	-	13,158
Mineral licenses	-	1,415,000	1,415,000
Equipment, net	-	358	358
Total assets, at May 31, 2016	$55,351	$1,441,621	$1,496,972

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended August 31, 2016 and 2015 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the three months ended August 31, 2016 and 2015 included herewith and our audited consolidated financial statements as at May 31, 2016 and 2015 included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2016 as filed with the SEC. All financial information in this Management’s Discussion and Analysis (“MD&A” or the “discussion”) is expressed and prepared in conformity with U.S. generally accepted accounting principles. All dollar references are to the U.S. dollar, the Company’s reporting currency, unless otherwise noted. Some numbers in this MD&A have been rounded to the nearest thousand for discussion purposes.

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

Illegal artisanal activity on the Company’s license areas is a continuous and remaining concern to the company’s interests in the Handeni district. During the past 2 years illegal artisanal activities on our properties seriously interfered with the company’s exploration programs as outlined in our quarterly reports. The Company has and is addressing this issue with responsible local, regional and central government authorities on a continuous basis. The Company was given assurances by the Ministry of Energy and Minerals (the “MEM”) that illegal artisanal miners would be removed from our target areas, including Mjembe and Target 5 following an agreed date of at first 24 November 2015, then postponed to April 2, 2016.The Company can now gladly report that on 16 and 20 June 2016 illegal miners were removed by governmental authorities and the police force from two of our target areas namely Ngwila and Mjembe. The Company is establishing a base camp on the Mjembe site to continue with exploration and to secure the site from interference by illegal artisanal miners. Although the Company is relieved that the Tanzanian government acted to protect our legal interests, we are of the opinion that much more needed to be done to address the illegal artisanal problem with the aim of having a long term solution. The Company will continue to follow all available legal structures to protect our exploration assets whilst at the same time work with authorities and artisanal miners to further the interest of both parties based on a secure legal framework. Not Handeni Gold Inc.or Tanzania as a country can afford the sterilization of its mining assets by unbridled illegal artisanal activity as it is currently conducted.

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

An enlargement of the “excluded area” as delineated on Fig. 2 is presented below (Fig. 3). An area within the outline of the 32 PML’s without a PML number (Fig. 3) has now been confirmed to be part of PL6743/2010. The block of 32 PMLs, shown in grey below, belongs to the Company as described above and are being explored.

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

Between 2005 and 2010, IPP Gold carried out exploration over its Prospecting Reconnaissance License leading to the upgrading of its holdings from one PLR to four PL’s of 800 km2, in August 2010. Exploration work included airborne magnetic and radiometric surveys, ground magnetic surveys, reconnaissance geological mapping, soil sampling, pitting and trenching. It is these four PLs that were acquired by the Company from IPP Gold under the September 2010 agreement.Geological SettingRegional GeologyRegional geological mapping programs led to the recognition of several major litho-structural provinces from Archean to recent age in Tanzania. The Archean craton covers most of the western two thirds of the country, roughly bounded to the east by the East African Rift. Archean rocks host all of the country’s kimberlite pipes and contained lode diamond deposits, and most of its lode gold deposits. The Archean basement terrain is bounded to the east and west by a series of Proterozoic mobile belts; this area, particularly that to the east, hosts most of the country’s wide variety of colored gemstone deposits. Some recent research suggests that portions of this assumed Proterozoic terrane may actually consist of Archean crust that has undergone a later phase of higher grade metamorphism.

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

Exploration conducted during the past three months included:

The company is currently focusing exploration on its Mjembe target area (Target 7). Our evaluation of the Mjembe target areas is that gold is present in rocks formed during ductile, transitional and brittle deformation episodes – a classical example of mobilization and remobilization of gold over a long term period of geological deformation and metamorphism. Exploration on Target 7 (Mjembe) was highly successful and 3 potential drill sites have been delineated within the larger Mjembe target area. A limited grab sampling program was conducted on illegal artisanal sites within the Mjembe target. The results in these primary source rocks are highly encouraging with visible gold present in many of the samples. Twelve grab samples (12 kg each) on illegal artisanal mine dumps yielded gold values of between 2 and 7 grams per ton. These mine dumps are providing minimum values for gold as they represent an un-concentrated mixture of “ore zone”, hanging wall and foot wall material. HNDI is currently planning an exploration shaft to enable the company to gain a better understanding of the nature of the structural geology on the Mjembe-1 project as well as to conduct bulk sampling on the mineralization zone. Whole rock samples collected from a 60 m long and up to 10 m deep trench dug on our Mjembe-1 target yielded gold values of up to 6,1 g/t on specific horizons. The trench provided the necessary geological input to effectively determine the position of the exploration shaft.

•	The Company is still experiencing illegal mining activities on its Mjembe targets despite the fact that exploration on this target is now continuing as reported above.

•	XRF analyses and evaluation of drill core on the Magambazi East and Kwandege sites continued.

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

•

Detail geological mapping on the Gole sheath fold, a structural feature of 11 km by 4.5 km (Targets 12, 13, 14 and 17), have commenced and is continuing. Potential gold bearing amphibolite zones have been identified, which will be the focus of further investigation. Due to a lack of funding the Gole target will most likely not be further explored during the 2016/2017 field season.

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

Employees

Other than our directors and executive officers, we had approximately four full-time equivalent employees and consultants located in Tanzania as of August 31, 2016. We also utilize independent geologists and consultants on a contract basis to conduct the work programs on our mineral properties in order to carry out our plan of operations.

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

Our exploration efforts are severely restricted by a cash-flow problem as well as by the efforts to curb the activity of illegal artisanal mining activities. To this extent the company has only spent limited funding on exploration of our planned 2017 and 2016 operations. Solving the illegal artisanal mining situation on the Mjembe target has now enabled the company to focus our efforts on this target which is well defined and the target that will most likely yield further positive results with a relatively low input of cash.

For the three months ended August 31, 2016, the Company used $118,000 cash in operating activities. At August 31, 2016, we had cash of $80,000 and a working capital deficit of $428,000. In addition, we have a total of $160,000 funds available to be withdrawn pursuant to a facility agreement with a related party. We assume $457,000 of payables due to related parties would not be demanded to pay in the next fiscal year. As such, we estimated that we will still need a minimum of $1 million additional funds in order to cover our planned operations over the fiscal year ending May 31, 2017. Our actual expenditures may exceed our estimations.

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

Results of Operations

We have had no operating revenues and accumulated net loss of $118 million since our inception (January 5, 2004) to August 31, 2016. The following table sets out our losses from operations for the periods indicated:

	For the Three Months Ended,

	August 31, 2016	August 31, 2015
Revenue	$-	$-
Expenses
Consulting fees	1,350	1,350
Depreciation	107	795
Exploration expenses (Note 8 (b))	29,270	20,303
General and administrative (Note 8 (c))	43,634	47,868
Interest expense (Note 8 (a))	53,839	36,007
Professional	15,046	3,347
Rent (Note 8 (b)	26,559	36,411
Travel and investor relations	174	165
Total Expenses	169,979	146,246
Loss From Operations	$(169,979)	$(146,246)

Three Months Ended August 31, 2016 Compared to Three Months Ended August 31, 2015

Our net loss for the three months ended August 31, 2016 was $136,000, compared to $136,000 for the same period ended August 31, 2015, the difference is mainly due to gain on disposal of equipment increased by $25,000 for the three months ended August 31, 2016 and our operating expenses for the three months ended August 31, 2016 increased by $24,000 to $170,000 from $146,000 for the same period ended February 29, 2015. The main operating expenses changes are as follows:

  our consulting, general and administrative fees decreased by $4,000 to $45,000 during the period ended August 31, 2016 (three months ended August 31, 2015 - $49,000), primarily due to fund limitation and continuing cost management;

  our exploration expenses increased by $9,000 to $29,000 during the three months ended August 31, 2016 (three months ended August 31, 2015 - $20,000). Our funding limitations caused our reduced exploration activities;

  depreciation fees decreased by $700 to $100 during the three months ended August 31, 2016 (three months ended August 31, 2015 - $800) mainly because the majority of our equipment was fully depreciated;

  interest expenses increased by $18,000 to $54,000 during the three months ended August 31, 2016 (three months ended August 31, 2015 - $36,000), which represented deemed interest on increased interest free unsecured loans from related parties. Such deemed interest was recorded as donated capital;

  our professional fees increased by $12,000 to $15,000 during the three months ended August 31, 2016 (three months ended August 31, 2015 - $3,000) primarily due to increased legal fees on capital reorganization;

  our rent expenses were less than $500 during the three months ended August 31, 2016 and 2015 mainly due to our fund limitation caused our Tanzania and Canadian office space limitation; Included in the rent for the three months ended August 31, 2016, there was $26,400 (three months ended August 31, 2015: $36,000) representing 60% of the rental expense associated with renting our CEO’s family house in Tanzania;

  our travel and investor relations expenses were less than 200 during the three months ended August 31, 2016 and 2015 mainly due to our funding limitations.

Liquidity and Capital Resources

The Company has been reviewing its budgets for its current business needs and its further exploration. We estimate that our total expenditures for our fiscal year ending May 31, 2017 will be approximately $1 million, as outlined above under the heading “Plan of Operations”. At August 31, 2016, we had cash of $80,000, a working capital deficit of $428,000. We believe that we have insufficient capital to fund our plan of operations.

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

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $6,000 to $118,000 during the three months ended August 31, 2016, as compared to $124,000 during the same period in 2015.

Net Cash Used in Investing Activities

Net cash provided in investing activities was $35,000 during the three months ended August 31, 2016 (August 31, 2015: 10,000) due to proceeds from disposal of automobile vehicles.

Net Cash from Financing Activities

During the three months ended August 31, 2016, we received $110,000 (August 31, 2015: $135,000) in loans pursuant to facility agreements with related parties. We have funded our business to date primarily from sales of our common stock and loans from related parties.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the property underlying our mineral claim interest and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. The Company has not generated any revenues and has accumulated losses of $118 million since inception to August 31, 2016. In addition, we had working capital deficit of $428,000 as of August 31, 2016.

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

Related Party Transactions

The details of related party transactions are disclosed in footnote 8 of our Company’s interim unaudited consolidated financial statements for the fiscal quarter ended August 31, 2016 (Item 1, above).

Segment Disclosures

The Company operates in one reportable segment, located in Tanzania Africa, being the acquisition and exploration of mineral properties. The details of segment disclosures are disclosed in footnote 12 of our Company’s interim unaudited consolidated financial statements for the fiscal quarter ended August 31, 2016 (Item 1, above).

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Contractual Obligations

a)

On December 7, 2012, and as amended on September 4, 2013, June 18, 2014, March 20, 2015 and August 30, 2016, the Company entered into a facility agreement with IPP Ltd., a private company controlled by the Chairman of the Company. The funding is in the form of an interest free unsecured loan to the Company of up to $720,000. During the current period the due date has been extended from May 31, 2017 to December 31, 2018 without any interest or penalties. As of the date of this report, IPP Ltd. has fully advanced $720,000 to the Company pursuant to this facility agreement.

b)

On October 9, 2013, and as amended on June 18, 2014, March 20, 2015 and August 30, 2016, the Company entered into a facility agreement with Consultancy & Finance Company Associates Ltd. (“C&F”), a private company controlled by the Chairman of the Company. The funding is in the form of an interest free unsecured loan to the Company of up to $405,000. During the current period the due date has been extended from May 31, 2017 to December 31, 2018 without any interest or penalties. As of the date of this report, C&F has fully advanced $405,000 to the Company pursuant to this facility agreement.

c)

On November 20, 2014, and as amended on August 30, 2016, the Company entered into a facility agreement with C&F. The funding is in the form of an interest-free unsecured loan to the Company of up to $500,000. During the current period the due date has been extended from May 31, 2017 to December 31, 2018 without any interest or penalties. As of the date of this report, C&F has fully advanced $500,000 to the Company pursuant to this facility agreement.

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

The critical accounting policies are disclosed in footnote 2 of our Company’s interim unaudited consolidated financial statements for the fiscal quarter ended August 31, 2016 (Item 1, above).

We believe the critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk

Not required because we are a smaller reporting company.

Item 4.                     Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), Reyno Scheepers, and the Company’s Chief Financial Officer (“CFO”), Melinda Hsu, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this report. Based upon the evaluation, the Company’s CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report (that is, as of February 28, 2015), due to the material weaknesses in our internal control over financial reporting as disclosed in the Company’s annual report for our fiscal year ended May 31, 2016, which have not been completely resolved as of August 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended August 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: October 10, 2016