Form 10-Q
period 2016-11-30
HANDENI GOLD INC.
filed 2017-01-11
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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
2,142,778 shares of common stock as of January 10, 2017.

HANDENI GOLD INC.

Quarterly Report On Form 10-Q
For the Quarterly Period Ended
November 30, 2016

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

The following unaudited interim consolidated financial statements of Handeni Gold Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

Handeni Gold Inc.
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	November 30, 2016	May 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$49,076	$52,373
Amounts receivable (Note 3)	7,861	14,142
Prepaid expenses and deposits (Note 4)	6,754	1,941
Total Current Assets	63,691	68,456
Restricted cash equivalent (Note 5)	12,845	13,158
Mineral licenses (Note 6)	1,415,000	1,415,000
Equipment, net (Note 7)	143	358

TOTAL ASSETS	$1,491,679	$1,496,972

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$65,291	$72,880
Accounts payable and accrued liabilities - related parties (Note 8(b) and (d))	457,000	451,000
Current portion of loans from related parties (Note 8 (a))	-	1,625,000
Total Current Liabilities	522,291	2,148,880
Loans from related parties - Long-term portion (Note 8 (a)(iv))	1,855,000	90,000
Total Liabilities	2,377,291	2,238,880
Nature of Operations and Going Concern (Note 1)

Stockholders' Deficiency
Common stock (Note 9)
Authorized: 500,000,000 shares, $0.001 par value Issued and outstanding: 2,142,778 shares (May 31, 2016 – 2,142,778 shares)	2,143	2,143
Additional paid-in capital (Note 9)	116,734,098	116,734,098
Donated capital (Note 8 (a))	611,740	502,897
Deficit accumulated during the exploration stage	(118,233,593)	(117,981,046)
Total Stockholders' Deficiency	(885,612)	(741,908)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,491,679	$1,496,972

(The accompanying notes are an integral part of these interim consolidated financial statements)

Handeni Gold Inc.
Interim Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(Unaudited)

	For the Three Months Ended,		For the Six Months Ended,
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015

Revenue	$-	$-	$-	$-

Expenses
Consulting fees	1,350	1,350	2,700	2,700
Depreciation	108	107	215	902
Exploration expenses (Note 8 (b))	13,552	84,269	42,822	104,572
General and administrative (Note 8 (c))	40,584	44,543	84,210	92,399
Interest expense (Note 8 (a))	55,004	37,772	108,843	73,779
Professional	4,064	8,049	19,110	11,396
Rent (Note 8 (b)	159	1,583	26,718	37,994
Travel and investor relations	600	2,032	774	2,197

Total Expenses	115,421	179,705	285,392	325,939

Loss From Operations	(115,421)	(179,705)	(285,392)	(325,939)

Other Income (Expenses)
Gain on disposal of equipment (Note 7)	-	-	35,000	10,000
Loss on write-down of amounts receivable (Note 3)	(963)	-	(2,155)	-
Total Other Income (Expenses)	(963)	-	32,845	10,000

Net Loss and Comprehensive Loss	$(116,384)	$(179,705)	$(252,547)	$(315,939)

Net Loss per Share - Basic and Diluted	$(0.05)	$(0.08)	$(0.12)	$(0.15)

Basic and Diluted Weighted Average Number of Common Shares Outstanding (Note 9)	2,142,778	2,142,778	2,142,778	2,142,778

(The accompanying notes are an integral part of these interim consolidated financial statements)

Handeni Gold Inc.
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the Six Months Ended,
	November 30, 2016	November 30, 2015

CASH PROVIDED BY (USED IN): Operating Activities:
Net loss	$(252,547)	$(315,939)
Adjustments for non-cash items in net loss:
Depreciation	215	902
Donated capital, services, interest and rent	108,843	73,779
Loss on unrealized foreign exchange	313	940
Loss on write-down of amounts receivable	2,155	-
Gain on disposal of equipment	(35,000)	(10,000)
Changes in non-cash operating working capital:
Amounts receivable	4,126	3,682
Prepaid expenses and deposits	(4,813)	(6,934)
Accounts payable and accrued liabilities	(7,589)	25,095
Due to related parties	6,000	(3,615)
Cash Used in Operating Activities	(178,297)	(232,090)

Investing Activities:
Proceeds from disposal of equipment	35,000	10,000
Cash Provided by Investing Activities	35,000	10,000

Financing Activities:
Loan from a related party	140,000	270,000
Cash Provided by Financing Activities	140,000	270,000

Change in cash	(3,297)	47,910

Cash, at beginning of the period	52,373	85,985

Cash, at end of the period	$49,076	$133,895

(The accompanying notes are an integral part of these interim consolidated financial statements)

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of November 30, 2016
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

As at November 30, 2016, the Company has not generated any revenues, has a working capital deficiency of $458,600 and has accumulated losses of $118,233,593 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company plans to raise equity and/or debt financing to fund its operations which may result in substantial dilution to the Company’s stockholders or may not be available, if at all, in amounts or on terms acceptable to the Company. If additional capital is not obtained, the Company may be forced to cease operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

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

The interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at November 30, 2016, and the results of its operations and cash flows for the interim period ended November 30, 2016. The results of operations for the three months and the six months ended November 30, 2016 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of November 30, 2016
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

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. As at November 30, 2016, the Company has no component of other comprehensive income (loss) and accumulated other comprehensive income (loss).

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

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of November 30, 2016
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

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440, Asset Retirement and Environmental Obligations, which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of November 30, 2016 and May 31, 2016.

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

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of November 30, 2016
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

3.	Amounts Receivable

The components of amounts receivable are as follows:

	November 30, 2016	May 31, 2016
	$	$

Recoverable goods and services / harmonized sales tax	7,861	14,058
Other receivable	-	84

	7,861	14,142

The Company had recoverable value added tax (“VAT”) of $29,407 (TZS 63,841,924) as at November 30, 2016 and $28,002 (TZS 61,107,912) as at May 31, 2016. In January 2015, the Company submitted VAT refund certificates to the Tanzania Revenue Authority (“TRA”) requesting TZS 49,061,634 recoverable VAT refund. In June 2016, the Company received a letter from TRA dated May 2, 2016 to reject the refund application of TZS 49,061,634 based on changed interpretation on the provisions of subsection (2) of section 17 of the VAT Act cap 148 (repealed) whereby to consider a person to be eligible for VAT refund, such person must have the VAT charged on the supplies made for the period of the refund. The Company has filed a Notice of Objection to appeal TRA’s decision. Expecting difficulties to challenge TRA’s decision, the Company wrote off $2,155 of recorded revocable VAT as at November 30, 2016 and $28,002 of recorded recoverable VAT as at May 31, 2016, respectively.

4.	Prepaid Expenses and Deposits

The components of prepaid expenses and deposits are as follows:

	November 30, 2016	May 31, 2016
	$	$

General and administrative	6,702	1,888
Rent	52	53

	6,754	1,941

5.	Restricted Cash Equivalent

As of November 30, 2016, the Company has pledged a GIC of $12,845 ($17,250 CAD) (May 31, 2016: $13,158 ($17,250 CAD)) as security held on a corporate credit card. The $313 difference compared to May 31, 2016 is attributed to loss on unrealized Canadian dollar foreign exchange.

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

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of November 30, 2016
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

Under Tanzanian law, 50% of the area of PLs need to be relinquished following a period of three years after allocation of the PLs to the Company (1998 Mining Act applicable to the Companies’ PLs). The Company has received four renewal PLs of the renewal areas under PL6742/2010, PL6744/2010, PL6743/2010 and PL6779/2010 effective on October 5, 2013, September 13, 2013, October 13, 2013 and September 13, 2013, respectively. These four PLs namely PL6742/2010 (4/10/2016), PL6743/2010 (12/10/2016), PL6744/2010 (12/09/2016) and PL6779/2010 (12/09/2016) are valid with their current sizes to dates indicated in brackets. Following these dates each of the PLs sizes need to be reduced by 50% according to Tanzanian mining law. HNDI has delineated the new PL outlines, to comply with a 50% reduction in size, in collaboration with the Ministry of Energy and Minerals. The combined area of the 4 renewed PL’s will be approximately 173.69 km2 (50% of 359,80km2).

The Company also remains with four additional PLs under licenses PL9853/2014, PL10000/2014, PL10262/2014 and PL10409/2014 effective on July 2, 2014, July 22, 2014, September 25, 2014 and December 2, 2014, respectively. These four PLs are valid for four years and cover areas of 63.23 km2. The Company now holds a total license area of approximately 236.65 km2 (29.6% of its original 800 km2 license area).

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

During the six months ended November 30, 2016, the Company paid $6,685 (the six months ended November 30, 2015: $69,162) in annual rental and licenses renewal fees for PLs and PMLs. Such license related fees have been recorded as exploration expenses on the consolidated statement of operations and comprehensive loss.

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of November 30, 2016
(Expressed in U.S. dollars)
(Unaudited)

7.	Equipment

	November 30, 2016			May 31, 2016
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
	$	$	$	$
Automobile vehicles	139,169	139,169	-	-
Camp and equipment	197,011	197,011	-	-
Office furniture and equipment	100,222	100,079	143	358
Software	7,930	7,930	-	-

	444,332	444,189	143	358

During the six months ended November 30, 2016, the Company sold certain of its fully amortized equipment and recognized a gain on disposal of $35,000 (the year ended May 31, 2016: $10,653) in the interim consolidated statement of operations and comprehensive loss.

8.	Related Party Transactions

a)	The Company has entered into the following facility agreements with related parties:

i)

On December 7, 2012, and as amended on September 4, 2013, June 18, 2014, March 20, 2015 and August 30, 2016, the Company entered into a facility agreement with IPP Ltd., a private company controlled by the Chairman of the Company. The funding is in the form of an interest-free unsecured loan to the Company of up to $720,000 due December 31, 2018. As of November 30, 2016 and May 31, 2016, IPP Ltd. has fully advanced $720,000 to the Company pursuant to this facility agreement.

ii)

On October 9, 2013, and as amended on June 18, 2014, March 20, 2015 and August 30, 2016, the Company entered into a facility agreement with Consultancy & Finance Company Associates Ltd. (“C&F”), a private company controlled by the Chairman of the Company. The funding is in the form of an interest-free unsecured loan to the Company of up to $405,000. During the current period the due date has been extended from May 31, 2017 to December 31, 2018 without any interest or penalties. As of November 30, 2016 and May 31, 2016, C&F has fully advanced $405,000 to the Company pursuant to this facility agreement.

iii)

On November 20, 2014, and as amended on August 30, 2016, the Company entered into a facility agreement with C&F. The funding is in the form of an interest-free unsecured loan to the Company of up to $500,000. During the current period, the due date has been extended from May 31, 2017 to December 31, 2018 without any interest or penalties. As of November 30, 2016 and May 31, 2016, C&F has fully advanced $500,000 to the Company pursuant to this facility agreement.

iv)

On January 16, 2016, the Company entered into an additional facility agreement with C&F. The funding is in the form of an interest-free unsecured loan to the Company of up to $360,000. During the current period the due date has been extended from May 31, 2017 to December 31, 2018 without any interest or penalties. A maximum amount of $30,000 may be drawn by the Company per calendar month. As of November 30, 2016 and May 31, 2016, C&F has advanced $230,000 and $90,000 respectively to the Company pursuant to this facility agreement.

For the six months ended November 30, 2016, $108,843 of deemed interest was calculated at an annual interest rate of 12% (the six months ended November 30, 2015: $73,779 calculated at an annual interest rate of 10%). Such deemed interest approximates the fair market value of the borrowings, and was recorded as interest expense and donated capital.

b)

The Company’s President and Chief Executive Officer (the “CEO”) did not change for administration and professional services during the six months ended November 30, 2016 and 2015. As at November 30, 2016 and May 31, 2016, accounts payable included $306,000 of unpaid CEO fees.

During the six months ended November 30, 2016, the Company paid $26,400 (the six months ended November 30, 2015: $36,000) representing 60% of annual rental expenses associated with renting the CEO’s family house in Tanzania.

In addition, during the six months ended November 30, 2016, the Company incurred geological service fees of $9,000 (the six months ended November 30, 2015: $18,000) to a private company controlled by a person who is related to the CEO. This amount is included in exploration expenses. As at November 30, 2016, accounts payable included $6,000 (May 31, 2016, $Nil) of unpaid fees.

c)

During the six months ended November 30, 2016, the Company incurred administration and consulting services fees of $34,301 (the six months ended November 30, 2015: $34,643) to a private company controlled by the Company’s Chief Financial Officer (the “CFO”). The Company also incurred salary of $20,581 (the six months ended November 30, 2015: $20,786) to the Company’s CFO. These amounts are included in general and administrative expense.

d)

During the six months ended November 30, 2016 and 2015, the Company did not incur any directors’ fees. As at November 30, 2016 and May 31, 2016, accounts payable included $145,000 of unpaid independent directors’ fees.

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of November 30, 2016
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

During the six months ended November 30, 2016, the Company had no changes in its common stock and additional paid-in capital.

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

During the six months ended November 30, 2016 and 2015, there were no stock options granted or exercised. As at November 30, 2016 and May 31, 2016, there were no intrinsic values attributed to outstanding options, all stock options were fully vested, and the Company had 71,333 (10,700,000 pre-consolidation) shares of common stock available to be issued under the November 2010 Stock Incentive Plan.

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Weighted Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Terms	Value
	#	$	(years)	$
Outstanding, May 31, 2015	188,667	35.10	5.56	-
Outstanding, May 31, 2016	188,667	35.10	4.56	-
Outstanding and exercisable, November 30, 2016	188,667	35.10	4.06	-

11.	Fair Value Measurements

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

Pursuant to ASC 820, the fair value of cash and restricted cash equivalent are determined based on Level 1 inputs, which consist of quoted prices in active markets for identical assets. As at November 30, 2016 and May 31, 2016, there were no Level 2 and Level 3 inputs and no liabilities measured at fair value on a recurring basis presented on the Company’s consolidated balance sheets.

Management believes that the recorded values of all of the Company’s other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. Assets measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheets as of November 30, 2016 and May 31, 2016, as follows:

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of November 30, 2016
(Expressed in U.S. dollars)
(Unaudited)

11.	Fair Value Measurements (continued)

	Fair Value Measurements Using
	Quoted Prices in Active	Balance as of	Quoted Prices in Active	Balance as of
	Markets For Identical	November 30,	Markets For Identical	May 31,
	Instruments (Level 1)	2016	Instruments (Level 1)	2016
Assets:
Cash	$49,076	$49,076	$52,373	$52,373
Restricted cash equivalent	12,845	12,845	13,158	13,158

Total assets measured at fair value	$61,921	$61,921	$65,531	$65,531

12.	Segment Disclosures

The Company operates in one reportable segment, being the acquisition and exploration of mineral properties. Segmented information has been compiled based on the geographic regions that the Company and its subsidiary registered and performed exploration and administration activities. Assets by geographical segment are as follows:

	Canada	Tanzania, Africa	Total
Current assets	$23,900	$39,791	$63,691
Restricted cash equivalent	12,845	-	12,845
Mineral licenses	-	1,415,000	1,415,000
Equipment, net	-	143	143
Total assets, at November 30, 2016	$36,745	$1,454,934	$1,491,679

	Canada	Tanzania, Africa	Total
Current assets	$42,193	$26,263	$68,456
Restricted cash equivalent	13,158	-	13,158
Mineral licenses	-	1,415,000	1,415,000
Equipment, net	-	358	358
Total assets, at May 31, 2016	$55,351	$1,441,621	$1,496,972

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months and the six months ended November 30, 2016 and 2015 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the three months and six months ended November 30, 2016 and 2015 included herewith and our audited consolidated financial statements as at May 31, 2016 and 2015 included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2016 as filed with the SEC. All financial information in this Management’s Discussion and Analysis (“MD&A” or the “discussion”) is expressed and prepared in conformity with U.S. generally accepted accounting principles. All dollar references are to the U.S. dollar, the Company’s reporting currency, unless otherwise noted. Some numbers in this MD&A have been rounded to the nearest thousand for discussion purposes.

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

Illegal artisanal activity on the Company’s license areas is a continuous and remaining concern to the company’s interests in the Handeni district. During the past 2 years illegal artisanal activities on our properties seriously interfered with the company’s exploration programs as outlined in our quarterly reports. The Company has and is addressing this issue with responsible local, regional and central government authorities on a continuous basis. The Company was given assurances by the Ministry of Energy and Minerals (the “MEM”) that illegal artisanal miners would be removed from our target areas, including Mjembe and Target 5 following an agreed date of November 24, 2015, then postponed to April 2, 2016.In June 2016, illegal miners were removed by governmental authorities and the police force from two of our target areas namely Ngwila and Mjembe. The Company is establishing a base camp on the Mjembe site to continue with exploration and to secure the site from interference by illegal artisanal miners. Although the Company is relieved that the Tanzanian government acted to protect our legal interests, we are of the opinion that much more needed to be done to address the illegal artisanal problem with the aim of having a long term solution. The Company will continue to follow all available legal structures to protect our exploration assets whilst at the same time work with authorities and artisanal miners to further the interest of both parties based on a secure legal framework. Not Handeni Gold Inc. or Tanzania as a country can afford the sterilization of its mining assets by unbridled illegal artisanal activity as it is currently conducted.

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
UGANDA
KENYA
RWANDA
BURUNDI
DEMOCRATIC
REPUBLIC
OF CONGO
ZAMBIA
MALAWI
MOZAMBIQUE
TANZANIA
Kagera
Mwanza
Mara
Shinyanga
Arusha
Kilimanjaro
Kigoma
Tabora
Singida
Dodoma
Tanga
Kaskazini Pemba
Kusini Pemba
Kaskazini Unguja
Kusini Unguja
Dar es Salaam
Pwani
Rukwa
Mbeya
Iringa
Morogoro
Lindi
Ruvuma
Mtwara
N
Legend
PL6742/2010
PL6743/2010
PL6744/2010
PL6779/2010
PL9853/2014
PL10000/2014
Scale 1:7,500,000
100
Km

Fig. 1: Location Map: Handeni Property in Tanzania.

Prospecting Licenses (PLs)

Currently, our primary focus is on the undivided 100% legal, beneficial and registerable interest in and to eight PLs, located in the Handeni District of Tanzania. The total area held by the Company in the Handeni district is now approximately 236.65 km2 (Fig. 2a, b) (Table 1).

37°52'0"E
37°56'0"E
38°0'0"E
38°4'0"E
38°8'0"E
5°44'0"S
5°48'0"S
5°52'0"S
5°56'0"S
N
Legend
PL 6742/2010
PL 6743/2010
PL 6744/2010
PL 6779/2010
PL 9853/2014
PL 10000/2014
PL 10262/2014
PL 10409_2014
Excluded area-32 PML's
Scale 1: 200,000
5
Km

Fig. 2(a). Outline of Handeni Gold PLs in the Handeni district (prior to 2016 reduction). An area containing 32 PMLs is represented in black.

Fig. 2(b). Outline of Handeni Gold PLs in the Handeni district (following 2016 reduction to date). See Fig. 2a for colour codes with license numbers.

Table 1: Status of Handeni Gold Prospecting Licenses.

Licence No.	Registered Holder	Date Issued	Validity Period	Current Status 2015 - 2016	Area-km2	PL Status 2016 - 2017	Area-km2 (Following completion of reduction)
PL6742/2010	Douglas Lake Minerals Inc.	10/05/2013	10/04/2016	1st Renewal-3rd yr	70.32	2nd Renewal-1st yr	33.05
PL6743/2010	Douglas Lake Minerals Inc.	13/10/2013	10/12/2016	1st Renewal-3rd yr	95.08	2nd Renewal-1st yr	45.84
PL6744/2010	Douglas Lake Minerals Inc.	13/09/2013	09/12/2016	1st Renewal-3rd yr	97.56	2nd Renewal-1st yr	46.83
PL6779/2010	Douglas Lake Minerals Inc.	13/09/2013	09/12/2016	1st Renewal-3rd yr	96.84	2nd Renewal-1st yr	47.79
PL9853/2014	HG Limited	07/02/2014	07/01/2018	Initial-2yr	12.23	Initial-3rd yr	12.23
PL10000/2014	HG Limited	22/07/2014	21/07/2018	Initial-2yr	33.62	Initial-3rd yr	33.62
PL10262/2014	HG Limited	25/09/2014	24/09/2018	Initial-2yr	6.97	Initial-3rd yr	6.97
PL10409/2014	HG Limited	12/02/2014	12/01/2018	Initial-2yr	10.32	Initial-3rd yr	10.32
							236.65

During September, October and November of 2016, the company reduced the areas of 4 of our PL’s (namely PL6742/2010, PL6743/2010, PL6744/2010 and PL6779/2010) by approximately 50%. Combined with the additional 4 PL’s that we are holding (Table 1) the company is now prospecting an area of approximately 236,65km2 in the Hnadeni district.

To expand its operations to the Lake Victoria gold fields, the company applied for a prospecting license (PL11157/2016) bordering an active mining site with the ore zone potentially extending to the PL of interest. Due to the potential of illegal artisanal miners interfering with prospecting activities on this property, the company declined the offer for the license received from the Ministry of Energy and Minerals.

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

Exploration conducted during the past six months included:

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

Employees

Other than our directors and executive officers, we had approximately three full-time equivalent employees and consultants located in Tanzania as of November 30, 2016. We also utilize independent geologists and consultants on a contract basis to conduct the work programs on our mineral properties in order to carry out our plan of operations.

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

For the six months ended November 30, 2016, the Company spent $285,000 in operations. At November 30, 2016, we had cash of $49,000 and a working capital deficit of $459,000. In addition, we have a total of $130,000 funds available to be withdrawn pursuant to a facility agreement with a related party. We assume $457,000 of payables due to related parties would not be demanded to pay in the fiscal year. As such, we estimated that we will still need a minimum of $787,000 additional funds in order to cover our planned operations over the fiscal year ending May 31, 2017. Our actual expenditures may exceed our estimations.

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

Results of Operations

We have had no operating revenues and accumulated net loss of $118 million since our inception (January 5, 2004) to November 30, 2016. The following table sets out our losses from operations for the periods indicated:

	For the Three Months Ended,		For the Six Months Ended,
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015

Revenue	$-	$-	$-	$-
Expenses
Consulting fees	1,350	1,350	2,700	2,700
Depreciation	108	107	215	902
Exploration expenses (Note 8 (b))	13,552	84,269	42,822	104,572
General and administrative (Note 8 (c))	40,584	44,543	84,210	92,399
Interest expense (Note 8 (a))	55,004	37,772	108,843	73,779
Professional	4,064	8,049	19,110	11,396
Rent (Note 8 (b)	159	1,583	26,718	37,994
Travel and investor relations	600	2,032	774	2,197
Total Expenses	115,421	179,705	285,392	325,939
Loss From Operations	$(115,421)	$(179,705)	$(285,392)	$(325,939)

Three Months Ended November 30, 2016 Compared to Three Months Ended November 30, 2015

Our net loss for the three months ended November 30, 2016 was $116,000, compared to $180,000 for the same period ended November 30, 2015, the difference is mainly due to our operating expenses for the three months ended November 30, 2016 decreased by $65,000 to $115,000 from $180,000 for the same period ended November 30, 2015. The main operating expenses changes are as follows:

•

our consulting, general and administrative fees decreased by $4,000 to $42,000 during the period ended November 30, 2016 (three months ended November 30, 2015 - $46,000), primarily due to fund limitation and continuing general and administrative cost management;

•

our exploration expenses decreased by $70,000 to $14,000 during the three months ended November 30, 2016 (three months ended November 30, 2015 - $84,000). Some of PLs annual fees payments were deferred due to licenses renewal; also, our funding limitations caused our reduced exploration activities;

•

interest expenses increased by $17,000 to $55,000 during the three months ended November 30, 2016 (three months ended November 30, 2015 - $38,000), which represented deemed interest on increased interest free unsecured loans from related parties as well as increased deemed interest rate. Such deemed interest was recorded as donated capital;

•	our professional fees decreased by $4,000 to $4,000 during the three months ended November 30, 2016 (three months ended November 30, 2015 - $8,000) primarily due to decreased legal fees;

•

our rent expenses were further decreased by $1,400 to $160 during the three months ended November 30, 2016 (three months ended November 30, 2015 - $1,600) mainly due to our fund limitation caused our Tanzania and Canadian office space limitation;

•

our travel and investor relations expenses further decreased by $1,400 to $600 during the three months ended November 30, 2016 (three months ended November 30, 2015 - $2,000) mainly due to our funding limitations caused no investor relations expenses.

Six Months Ended November 30, 2016 Compared to Six Months Ended November 30, 2015

Our net loss for the six months ended November 30, 2016 was $253,000, compared to $316,000 for the same period ended November 30, 2015, the difference is mainly due to gain on disposal of equipment increased by $25,000 for the six months ended November 30, 2016 and our operating expenses for the six months ended November 30, 2016 decreased by $41,000 to $285,000 from $326,000 for the same period ended November 30, 2015. The main operating expenses changes are as follows:

•

our consulting, general and administrative fees decreased by $8,000 to $87,000 during the period ended November 30, 2016 (the six months ended November 30, 2015 - $95,000), primarily due to fund limitation and continuing general and administrative cost management;

•

our exploration expenses decreased by $62,000 to $43,000 during the six months ended November 30, 2016 (six months ended November 30, 2015 - $105,000). Some of PLs annual fees payments were deferred due to licenses renewal; also, our funding limitations caused our reduced exploration activities;

•

interest expenses increased by $35,000 to $109,000 during the six months ended November 30, 2016 (the six months ended November 30, 2015 - $74,000), which represented deemed interest on increased interest free unsecured loans from related parties as well as increased deemed interest rate. Such deemed interest was recorded as donated capital;

•

our professional fees increased by $8,000 to $19,000 during the six months ended November 30, 2016 (the six months ended November 30, 2015 - $11,000) primarily due to increased audit fees on property impairment test and legal fees on capital reorganization;

•

our rent expenses decreased by $11,000 to $27,000 during the six months ended November 30, 2016 (the six months ended November 30, 2015 - $38,000) mainly due to our fund limitation caused our Tanzania and Canadian office space limitation; Included in the rent for the six months ended November 30, 2016, there was $26,400 (the six months ended November 30, 2015: $36,000) representing 60% of the rental expense associated with renting our CEO’s family house in Tanzania;

•	our travel and investor relations decreased by $1,400 to $800 during the six months ended November 30, 2016 (the six months ended November 30, 2015 - $2,200) mainly due to our funding limitations.

Liquidity and Capital Resources

The Company has been reviewing its budgets for its current business needs and its further exploration. We estimate that our total expenditures for our fiscal year ending May 31, 2017 are approximately $1.2 million, as outlined above under the heading “Plan of Operations”. For the six months ended November 30, 2016, the Company spent $285,000 in operations. At November 30, 2016, we had cash of $49,000 and a working capital deficit of $459,000. We believe that we have insufficient capital to fund our plan of operations.

On January 16, 2016, the Company entered into a credit facility agreement with a private company controlled by our Chairman of the Board of Directors. The funding is in the form of an interest-free unsecured loan to the Company of up to $360,000 due December 31, 2018. A maximum amount of $30,000 may be drawn by the Company per calendar month. As of the date of this report, we received a total of $250,000, with $110,000 available to be withdrawn pursuant to this facility agreement.

We have not generated revenues since the date of inception on January 5, 2004, and our cash has been generated primarily from the sale of our securities and loans from related parties. We anticipate that we will not generate any revenue in near future. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock, related parties debt financing, joint ventures or some combination of these or other means. We believe that external debt financing will not be an alternative at this stage for funding additional phases of our exploration as we do not have significant tangible assets to secure any debt financing.

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

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $54,000 to $178,000 during the six months ended November 30, 2016, as compared to $232,000 during the same period in 2015.

Net Cash Used in Investing Activities

Net cash provided in investing activities was $35,000 during the six months ended November 30, 2016 (the six months ended November 30, 2015: 10,000) due to proceeds from disposal of automobile vehicles.

Net Cash from Financing Activities

During the six months ended November 30, 2016, we received $140,000 (the six months ended November 30, 2015: $270,000) in loans pursuant to facility agreements with related parties. We have funded our business to date primarily from sales of our common stock and loans from related parties.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the property underlying our mineral claim interest and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. The Company has not generated any revenues and has accumulated losses of $118 million since inception to November 30, 2016. In addition, we had working capital deficit of $459,000 as of November 30, 2016.

Future Financings

We anticipate continuing to rely on equity sales of our common shares, debt financing from our related parties, and/or other financing in order to continue to fund our business operations through our fiscal year ending May 31, 2017. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Related Party Transactions

The details of related party transactions are disclosed in footnote 8 of our Company’s interim unaudited consolidated financial statements for the fiscal quarter ended November 30, 2016 (Item 1, above).

Segment Disclosures

The Company operates in one reportable segment, located in Tanzania Africa, being the acquisition and exploration of mineral properties. The details of segment disclosures are disclosed in footnote 12 of our Company’s interim unaudited consolidated financial statements for the fiscal quarter ended November 30, 2016 (Item 1, above).

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

d)

On January 16, 2016, the Company entered into an additional facility agreement with C&F. The funding is in the form of an interest-free unsecured loan to the Company of up to $360,000 due December 31, 2018. A maximum amount of $30,000 may be drawn by the Company per calendar month. As of the date of this report, C&F has advanced $250,000 to the Company pursuant to this facility agreement.

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

The critical accounting policies are disclosed in footnote 2 of our Company’s interim unaudited consolidated financial statements for the fiscal quarter ended November 30, 2016 (Item 1, above).

We believe the critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required because we are a smaller reporting company.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), Reyno Scheepers, and the Company’s Chief Financial Officer (“CFO”), Melinda Hsu, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this report. Based upon the evaluation, the Company’s CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report (that is, as of February 28, 2015), due to the material weaknesses in our internal control over financial reporting as disclosed in the Company’s annual report for our fiscal year ended May 31, 2016, which have not been completely resolved as of November 30, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: January 10, 2017