Form 10-Q
period 2017-02-28
HANDENI GOLD INC.
filed 2017-04-11
CIK 1297223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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
2,142,778 shares of common stock as of April 10, 2017.

HANDENI GOLD INC.

Quarterly Report On Form 10-Q
For the Quarterly Period Ended
February 28, 2017

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

PART I – FINANCIAL INFORMATION

Item 1.                          Financial Statements

The following unaudited interim consolidated financial statements of Handeni Gold Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

Handeni Gold Inc.
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	February 28, 2017	May 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$30,323	$52,373
Amounts receivable (Note 3)	11,215	14,142
Prepaid expenses and deposits (Note 4)	3,449	1,941
Total Current Assets	44,987	68,456
Restricted cash equivalent (Note 5)	13,021	13,158
Mineral licenses (Note 6)	1,415,000	1,415,000
Equipment, net (Note 7)	36	358

TOTAL ASSETS	$1,473,044	$1,496,972

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$66,629	$72,880
Accounts payable and accrued liabilities - related parties (Note 8(b) and (d))	457,000	451,000
Current portion of loans from related parties (Note 8 (a))	-	1,625,000
Total Current Liabilities	523,629	2,148,880
Loans from related parties - Long-term portion (Note 8 (a))	1,925,000	90,000
Total Liabilities	2,448,629	2,238,880
Nature of Operations and Going Concern (Note 1)

Stockholders' Deficiency
Common stock (Note 9)
Authorized: 500,000,000 shares, $0.001 par value Issued and outstanding: 2,142,778 shares (May 31, 2016 – 2,142,778 shares)	2,143	2,143
Additional paid-in capital (Note 9)	116,734,098	116,734,098
Donated capital (Note 8 (a))	667,522	502,897
Deficit accumulated during the exploration stage	(118,379,348)	(117,981,046)
Total Stockholders' Deficiency	(975,585)	(741,908)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,473,044	$1,496,972

(The accompanying notes are an integral part of these interim consolidated financial statements)

Handeni Gold Inc.
Interim Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(Unaudited)

	For the Three Months Ended,		For the Nine Months Ended,
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016

Revenue	$-	$-	$-	$-

Expenses
Consulting fees	1,350	1,350	4,050	4,050
Depreciation	107	107	322	1,009
Exploration expenses (Note 8 (b))	45,356	17,625	88,178	122,197
General and administrative (Note 8 (c))	39,921	41,568	124,131	133,967
Interest expense (Note 8 (a))	55,782	40,403	164,625	114,182
Professional	8,029	19,661	27,139	31,057
Rent (Note 8 (b)	196	440	26,914	38,434
Travel and investor relations	566	975	1,340	3,172

Total Expenses	151,307	122,129	436,699	448,068
Loss From Operations	(151,307)	(122,129)	(436,699)	(448,068)

Other Income (Expenses)
Gain on disposal of equipment (Note 7)	6,000	653	41,000	10,653
Loss on write-down of amounts receivable (Note 3)	(448)	-	(2,603)	-
Total Other expenses	5,552	653	38,397	10,653

Net Loss and Comprehensive Loss	$(145,755)	$(121,476)	$(398,302)	$(437,415)

Net Loss per Share - Basic and Diluted	$(0.07)	$(0.06)	$(0.19)	$(0.20)

Basic and Diluted Weighted Average Number of Common
Shares Outstanding (Note 9)	2,142,778	2,142,778	2,142,778	2,142,778

(The accompanying notes are an integral part of these interim consolidated financial statements)

Handeni Gold Inc.
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the Nine Months Ended,
	February 28, 2017	February 29, 2016

CASH PROVIDED BY (USED IN):
Operating Activities:
Net loss	$(398,302)	$(437,415)
Adjustments for non-cash items in net loss:
Depreciation	322	1,009
Donated interest expense	164,625	114,182
Loss on unrealized foreign exchange	137	1,109
Loss on write-down of amounts receivable	2,603	-
Gain on disposal of equipment	(41,000)	(10,653)
Changes in non-cash operating working capital:
Amounts receivable	324	(178)
Prepaid expenses and deposits	(1,508)	(3,019)
Accounts payable and accrued liabilities	(6,251)	3,604
Due to related parties	6,000	(3,615)

Cash Used in Operating Activities	(273,050)	(334,976)

Investing Activities:
Proceeds from disposal of equipment	41,000	10,653

Cash Provided by Investing Activities	41,000	10,653

Financing Activities:
Loan from a related party	210,000	315,000

Cash Provided by Financing Activities	210,000	315,000

Decrease in cash	(22,050)	(9,323)

Cash, at beginning of the Period	52,373	85,985

Cash, at end of the Period	$30,323	$76,662

(The accompanying notes are an integral part of these interim consolidated financial statements)

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of February 28, 2017
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

As at February 28, 2017, the Company has not generated any revenues, has a working capital deficiency of $478,642 and has accumulated losses of $118,379,348 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company plans to raise equity and/or debt financing to fund its operations which may result in substantial dilution to the Company’s stockholders or may not be available, if at all, in amounts or on terms acceptable to the Company. If additional capital is not obtained, the Company may be forced to cease operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

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

The interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at February 28, 2017, and the results of its operations and cash flows for the interim period ended February 28, 2017. The results of operations for the three months and the nine months ended February 28, 2017 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of February 28, 2017
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

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. As at February 28, 2017, the Company has no component of other comprehensive income (loss) and accumulated other comprehensive income (loss).

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

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of February 28, 2017
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

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440, Asset Retirement and Environmental Obligations, which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company did not have any asset retirement obligations as of February 28, 2017 and May 31, 2016.

	k)	Financial Instruments

ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs, and the fair value of financial instruments, which include cash, restricted cash equivalent, and accounts payable were estimated to approximate their carrying values due to the immediate or short-term maturities of these financial instruments.

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

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of February 28, 2017
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

New accounting pronouncements effective on or after June 1, 2016

The Company does not believe that there are any new accounting pronouncements that have been issued that are expected to have a material impact on its financial position or results of operations.

3.	Amounts Receivable

The components of amounts receivable are as follows:

	February 28, 2017	May 31, 2016
	$	$

Recoverable goods and services / harmonized sales tax	11,215	14,058
Other receivable	-	84

	11,215	14,142

The Company had recoverable value added tax (“VAT”) of $30,124 (TZS 67,065,564) as at February 28, 2017 and $28,002 (TZS 61,107,912) as at May 31, 2016. In January 2015, the Company submitted VAT refund certificates to the Tanzania Revenue Authority (“TRA”) requesting TZS 49,061,634 recoverable VAT refund. In June 2016, the Company received a letter from TRA dated May 2, 2016 to reject the refund application of TZS 49,061,634 based on changed interpretation on the provisions of subsection (2) of section 17 of the VAT Act cap 148 (repealed) whereby to consider a person to be eligible for VAT refund, such person must have the VAT charged on the supplies made for the period of the refund. The Company has filed a Notice of Objection to appeal TRA’s decision, but received no responses yet. Expecting difficulties to challenge TRA’s decision, the Company wrote off $2,603 of recorded revocable VAT as at February 28, 2017 and $28,002 of recorded recoverable VAT as at May 31, 2016, respectively.

4.	Prepaid Expenses and Deposits

The components of prepaid expenses and deposits are as follows:

	February 28, 2017	May 31, 2016
	$	$

General and administrative	3,397	1,888
Rent	52	53

	3,449	1,941

5.	Restricted Cash Equivalent

As at February 28, 2017, the Company has pledged a GIC of $13,021 ($17,250 CAD) (May 31, 2016: $13,158 ($17,250 CAD)) as security held on a corporate credit card. The $137 difference compared to May 31, 2016 is attributed to loss on unrealized Canadian dollar foreign exchange.

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

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of February 28, 2017
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

Under Tanzanian law, 50% of the area of PLs need to be relinquished following a period of three years after allocation of the PLs to the Company (1998 Mining Act applicable to the Companies’ PLs). The Company has received four renewal PLs of the renewal areas under PL6742/2010, PL6743/2010, PL6744/2010 and PL6779/2010 effective on October 5, 2013, October 13, 2013 September 13, 2013 and September 13, 2013, respectively. These four PL’s namely PL6742/2010 (4/10/2016), PL6743/2010 (12/10/2016), PL6744/2010 (12/09/2016) and PL6779/2010 (12/09/2016) are valid with their current sizes to dates indicated in brackets. Following these dates each of the PLs sizes need to be reduced by 50% according to Tanzanian mining law. HNDI has delineated the new PL outlines, to comply with a 50% reduction in size, in collaboration with the Ministry of Energy and Minerals. The combined area of the 4 renewed PLs will be approximately 173.69 km2 (50% of 359.80km2).

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

During the nine months ended February 28, 2017, the Company paid $43,678 (the nine months ended February 29, 2016: $69,162) in annual rental and licenses renewal fees for PLs and PMLs. Such license related fees have been recorded within exploration expenses on the consolidated statement of operations and comprehensive loss.

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of February 28, 2017
(Expressed in U.S. dollars)
(Unaudited)

7.	Equipment

	February 28, 2017			May 31, 2016
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
	$	$	$	$
Automobile vehicles	119,711	119,711	-	-
Camp and equipment	197,011	197,011	-	-
Office furniture and equipment	100,222	100,186	36	358
Software	7,930	7,930	-	-

	424,874	424,838	36	358

During the nine months ended February 28, 2017, the Company sold certain of its fully amortized equipment and recognized a gain on disposal of $41,000 (the nine months ended February 29, 2016: $10,653) in the interim consolidated statement of operations and comprehensive loss.

8.	Related Party Transactions

	a)	The Company has entered into the following facility agreements with related parties:

i)

On December 7, 2012, and as amended on September 4, 2013, June 18, 2014, March 20, 2015 and August 30, 2016, the Company entered into a facility agreement with IPP Ltd., a private company controlled by the Chairman of the Company. The funding is in the form of an interest-free unsecured loan to the Company of up to $720,000 due December 31, 2018. As of February 28, 2017 and May 31, 2016, IPP Ltd. has fully advanced $720,000 to the Company pursuant to this facility agreement.

ii)

On October 9, 2013, and as amended on June 18, 2014, March 20, 2015 and August 30, 2016, the Company entered into a facility agreement with Consultancy & Finance Company Associates Ltd. (“C&F”), a private company controlled by the Chairman of the Company. The funding is in the form of an interest-free unsecured loan to the Company of up to $405,000. During the current period the due date has been extended from May 31, 2017 to December 31, 2018 without any interest or penalties. As of February 28, 2017 and May 31, 2016, C&F has fully advanced $405,000 to the Company pursuant to this facility agreement.

iii)

On November 20, 2014, and as amended on August 30, 2016, the Company entered into a facility agreement with C&F. The funding is in the form of an interest-free unsecured loan to the Company of up to $500,000. During the current period, the due date has been extended from May 31, 2017 to December 31, 2018 without any interest or penalties. As of February 28, 2017 and May 31, 2016, C&F has fully advanced $500,000 to the Company pursuant to this facility agreement.

iv)

On January 16, 2016, the Company entered into an additional facility agreement with C&F. The funding is in the form of an interest-free unsecured loan to the Company of up to $360,000. During the current period the due date has been extended from May 31, 2017 to December 31, 2018 without any interest or penalties. A maximum amount of $30,000 may be drawn by the Company per calendar month. As of February 28, 2017 and May 31, 2016, C&F has advanced $300,000 and $90,000 respectively to the Company pursuant to this facility agreement.

For the nine months ended February 28, 2017, $164,625 of deemed interest was calculated at an annual interest rate of 12% (the nine months ended February 29, 2016: $114,182 calculated at an annual interest rate of 10%). Such deemed interest approximates the fair market value of the borrowings, and was recorded as interest expense and donated capital.

b)

The Company’s President and Chief Executive Officer (the “CEO”) did not charge for administration and professional services during the nine months ended February 28, 2017 and February 29, 2016. As at February 28, 2017 and May 31, 2016, accounts payable included $306,000 of unpaid CEO fees.

During the nine months ended February 28, 2017, the Company paid $26,400 (the nine months ended February 29, 2016: $36,000) representing 60% of annual rental expenses associated with renting the CEO’s family house in Tanzania.

In addition, during the nine months ended February 28, 2017, the Company incurred geological service fees of $9,000 (the nine months ended November 30, 2015: $27,000) to a private company controlled by a person who is related to the CEO. This amount is included in exploration expenses. As at February 28, 2017, accounts payable included $6,000 (May 31, 2016, $Nil) of unpaid fees.

c)

During the nine months ended February 28, 2017, the Company incurred administration and consulting services fees of $51,331 (the nine months ended February 29, 2016: $50,767) to a private company controlled by the Company’s Chief Financial Officer (the “CFO”). The Company also incurred salary of $30,799 (the nine months ended February 29, 2016: $30,460) to the Company’s CFO. These amounts are included in general and administrative expense.

d)

During the nine months ended February 28, 2017 and February 29, 2017, the Company did not incur any directors’ fees. As at February 28, 2017 and May 31, 2016, accounts payable included $145,000 of unpaid independent directors’ fees.

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of February 28, 2017
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

During the nine months ended February 28, 2017, the Company had no changes in its common stock and additional paid-in capital.

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

During the nine months ended February 28, 2017 and February 29, 2016, there were no stock options granted or exercised. As at February 28, 2017 and May 31, 2016, there were no intrinsic values attributed to outstanding options, all stock options were fully vested, and the Company had 71,333 (10,700,000 pre-consolidation) shares of common stock available to be issued under the November 2010 Stock Incentive Plan.

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Weighted Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Terms	Value
	#	$	(years)	$
Outstanding, May 31, 2015	188,667	35.10	5.56	-
Outstanding, May 31, 2016	188,667	35.10	4.56	-
Outstanding and exercisable, February 28, 2017	188,667	35.10	3.81	-

11.	Fair Value Measurements

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

Pursuant to ASC 820, the fair value of cash and restricted cash equivalent are determined based on Level 1 inputs, which consist of quoted prices in active markets for identical assets. As at February 28, 2017 and May 31, 2016, there were no Level 2 and Level 3 inputs and no liabilities measured at fair value on a recurring basis presented on the Company’s consolidated balance sheets.

Management believes that the recorded values of all of the Company’s other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. Assets measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheets as of February 28, 2017 and May 31, 2016, as follows:

Handeni Gold Inc.
Notes to the Interim Consolidated Financial Statements as of February 28, 2017
(Expressed in U.S. dollars)
(Unaudited)

11.	Fair Value Measurements (continued)

	Fair Value Measurements Using
	Quoted Prices		Quoted Prices
	in Active Markets	Balance as of	in Active Markets	Balance as of
	For Identical	February 28,	For Identical	May 31,
	Instruments (Level 1)	2017	Instruments (Level 1)	2016
Assets:
Cash	$30,323	$30,323	$52,373	$52,373
Restricted cash equivalent	13,021	13,021	13,158	13,158

Total assets measured at fair value	$43,344	$43,344	$65,531	$65,531

12.	Segment Disclosures

The Company operates in one reportable segment, being the acquisition and exploration of mineral properties. Segmented information has been compiled based on the geographic regions that the Company and its subsidiary registered and performed exploration and administration activities. Assets by geographical segment are as follows:

	Canada	Tanzania, Africa	Total
Current assets	$28,203	$16,784	$44,987
Restricted cash equivalent	13,021	-	13,021
Mineral licenses	-	1,415,000	1,415,000
Equipment, net	-	36	36
Total assets, at February 28, 2017	$41,224	$1,431,820	$1,473,044

	Canada	Tanzania, Africa	Total
Current assets	$42,193	$26,263	$68,456
Restricted cash equivalent	13,158	-	13,158
Mineral licenses	-	1,415,000	1,415,000
Equipment, net	-	358	358
Total assets, at May 31, 2016	$55,351	$1,441,621	$1,496,972

13.	Subsequent Event

On March 1, 2017, 6,667 of stock options with an exercise price of $16.5 per share expired, unexercised.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months and the nine months ended February 28, 2017 and February 29, 2016 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the three months and nine months ended February 28, 2017 and February 29, 2016 included herewith and our audited consolidated financial statements as at May 31, 2016 and 2015 included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2016 as filed with the SEC. All financial information in this Management’s Discussion and Analysis (“MD&A” or the “discussion”) is expressed and prepared in conformity with U.S. generally accepted accounting principles. All dollar references are to the U.S. dollar, the Company’s reporting currency, unless otherwise noted. Some numbers in this MD&A have been rounded to the nearest thousand for discussion purposes.

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

Illegal artisanal activity on the Company’s license areas is a continuous and remaining concern to the company’s interests in the Handeni district. During the past 2 years illegal artisanal activities on our properties seriously interfered with the company’s exploration programs as outlined in our quarterly reports. The Company has and is addressing this issue with responsible local, regional and central government authorities on a continuous basis. The Company was given assurances by the Ministry of Energy and Minerals (the “MEM”) that illegal artisanal miners would be removed from our target areas, including Mjembe and Target 5 following an agreed date of November 24, 2015, then postponed to April 2, 2016. In June 2016, illegal miners were removed by governmental authorities and the police force from two of our target areas namely Ngwila and Mjembe. The Company is establishing a base camp on the Mjembe site to continue with exploration and to secure the site from interference by illegal artisanal miners. Although the Company is relieved that the Tanzanian government acted to protect our legal interests, we are of the opinion that much more needed to be done to address the illegal artisanal problem with the aim of having a long term solution. The Company will continue to follow all available legal structures to protect our exploration assets whilst at the same time work with authorities and artisanal miners to further the interest of both parties based on a secure legal framework. Not Handeni Gold Inc. or Tanzania as a country can afford the sterilization of its mining assets by unbridled illegal artisanal activity as it is currently conducted.

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
MALAWI
MOZAMBIQUE
TANZANIA
Kagera
Mara
Mwanza
Shinyanga
Arusha
Kilimanjaro
Kigoma
Tabora
Tanga
Kaskazini Pemba
Kusini Pemba
Kaskazini Unguja
Kusini Unguja
Singida
Dodoma
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
							236.65

During September, October and November of 2016, the company reduced the areas of 4 of our PL’s (namely PL6742/2010, PL6743/2010, PL6744/2010 and PL6779/2010) by approximately 50%. Combined with the additional 4 PL’s that we are holding (Table 1) the company is now prospecting an area of approximately 236,65km2 in the Handeni district.

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

An enlargement of the “excluded area” as delineated on Fig. 2a is presented below (Fig. 3a). An area within the outline of the 32 PML’s without a PML number (Fig. 3) has now been confirmed to be part of PL6743/2010. The block of 32 PMLs, shown in grey (Fig. 3a) is part of an on-going exploration program. As a result of completed exploration the decision was taken to relinquish four of the north-eastern most of the pml’s (Fig. 3b). More of the pml’s will most likely be relinquished in future.

Fig. 3a: Exclusion areas within PL6743/2010. Note area in white within PML’s is part of PL6743/2010.

EAST AFRICA METALS
(FORMARLY:
CANACO RESOURCES)
HANDENI GOLD INC.
(FORMARLY:
DOUGLAS LAKE MINERALS INC.)
N
3 Km

Fig. 3b. The remaining 28 PML’s indicated in grey with the four relinquished PML’s outlined in blue.

West of the western border of PL 6743/2010 are several more PMLs that do not belong to the Company. The area colored in green (Fig. 3a, b) is a unitized block of four PMLs that were apparently acquired by Canaco Resources Inc. (“CRI”) (now East Africa Metals Inc.) from their owners.

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

•

A helicopter based TEM electromagnetic and radiometric aerial survey program clearly delineated subsurface geological features of importance to gold and base metal mineralization in this high grade metamorphic terrain. The data proved to be invaluable in the definition of structurally important sites and target definition and was key in defining areas for ground geophysical surveys including ground magnetics, - radiometrics and I.P (Induced Polarization) surveys. Based on this exploration, priority drill targets were selected including Magambazi East as well as the Kwandege targets that were subsequently drilled.

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

•

The Company now has 5 high potential drill targets of the 17 areas investigated in detail on its approximately 237 km2 license areas in the Handeni district. Significant anomalous results have been achieved on 3 additional targets.

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

•

An evaluation of potential alluvial mining site in the Kwandege and Mjembe areas have been completed. The company is planning a limited program for the testing of these selected sites for their alluvial gold potential.

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

We must hold a mining license to carry out mining activities, which are granted only to the holder of a PL covering a particular area. A mining license is granted for a period of 25 years or the life of the mine. It is renewable after 10 years for a period not exceeding 15 years. Other than the PMLs being held under Handeni Resources, we do not hold any mining licenses, only PLs. An application for the 28 PMLs being held under agreement by Handeni Resources to be changed into a mining license (ML) will be submitted when the relevant results indicate a viable mining operation is possible.. Prospecting and mining license holders must submit regular reports in accordance with mining regulations. Upon commercial production, the government of Tanzania imposes a royalty on the gross value of all production at the rate of 3% of all gold produced. The applicable regulatory body in Tanzania is the Ministry of Energy and Minerals.

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

Employees

Other than our directors and executive officers, we had approximately three full-time equivalent employees and consultants located in Tanzania as of February 28, 2017. We also utilize independent geologists and consultants on a contract basis to conduct the work programs on our mineral properties in order to carry out our plan of operations.

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

For the nine months ended February 28, 2017, the Company spent $273,000 cash in operations. At February 28, 2017, we had cash of $30,000 and a working capital deficit of $479,000. In addition, we have a total of $60,000 funds available to be withdrawn pursuant to a facility agreement with a related party. We assume $457,000 of payables due to related parties would not be demanded in the fiscal year. As such, we estimated that we will still need a minimum of $0.8 million additional funds in order to cover our planned operations over the fiscal year ending May 31, 2017. Our actual expenditures may exceed our estimations.

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

Results of Operations

We have had no operating revenues and accumulated net loss of $118 million since our inception (January 5, 2004) to February 28, 2017. The following table sets out our losses from operations for the periods indicated:

Three Months Ended February 28, 2017 Compared to Three Months Ended February 29, 2016

Our net loss for the three months ended February 28, 2017 was $146,000, compared to $121,000 for the same period ended February 29, 2016, the difference is mainly due to our operating expenses for the three months ended February 28, 2017 decreased by $29,000 to $151,000 from $122,000 for the same period ended February 29, 2016. The main operating expenses changes are as follows:

	For the Three Months Ended,		For the Nine Months Ended,
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016

Revenue	$-	$-	$-	$-

Expenses
Consulting fees	1,350	1,350	4,050	4,050
Depreciation	107	107	322	1,009
Exploration expenses (Note 8 (b))	45,356	17,625	88,178	122,197
General and administrative (Note 8 (c))	39,921	41,568	124,131	133,967
Interest expense (Note 8 (a))	55,782	40,403	164,625	114,182
Professional	8,029	19,661	27,139	31,057
Rent (Note 8 (b)	196	440	26,914	38,434
Travel and investor relations	566	975	1,340	3,172

Total Expenses	151,307	122,129	436,699	448,068
Loss From Operations	$(151,307)	$(122,129)	$(436,699)	$(448,068)

  our consulting, general and administrative fees decreased by $2,000 to $41,000 during the period ended February 28, 2017 (three months ended February 29, 2016 - $43,000), primarily due to fund limitation and continuing general and administrative cost management;

  our exploration expenses increased by $27,000 to $45,000 during the three months ended February 28, 2017 (three months ended February 29, 2016 - $18,000) mainly because some of PLs annual fees payments were deferred due to licenses renewal; also, our funding limitations caused our reduced exploration activities;

  interest expenses increased by $16,000 to $56,000 during the three months ended February 28, 2017 (three months ended February 29, 2016 - $40,000), which represented deemed interest on increased interest free unsecured loans from related parties as well as increased deemed interest rate. Such deemed interest was recorded as donated capital;

  our professional fees decreased by $12,000 to $8,000 during the three months ended February 28, 2017 (three months ended February 29, 2016 - $20,000) primarily due to decreased legal fees;

  our rent expenses were further decreased by $244 to $196 during the three months ended February 28, 2017 (three months ended February 29, 2016 - $440) mainly due to our fund limitation which caused our Tanzania and Canadian office space limitation;

  our travel and investor relations expenses further decreased by $409 to $566 during the three months ended February 28, 2017 (three months ended February 29, 2016 - $975) mainly due to our funding limitations.

Nine Months Ended February 28, 2017 Compared to Nine Months Ended February 29, 2016

Our net loss for the nine months ended February 28, 2017 was $398,000, compared to $437,000 for the same period ended February 29, 2016, the difference is mainly due to gain on disposal of equipment which increased by $30,000 for the nine months ended February 28, 2017 and our operating expenses for the nine months ended February 28, 2017 decreased by $11,000 to $437,000 from $448,000 for the same period ended February 29, 2016. The main operating expenses changes are as follows:

  our consulting, general and administrative fees decreased by $10,000 to $128,000 during the period ended February 28, 2017 (the nine months ended February 29, 2016 - $138,000), primarily due to fund limitation and continuing general and administrative cost management;

  our exploration expenses decreased by $34,000 to $88,000 during the nine months ended February 28, 2017 (nine months ended February 29, 2016 - $122,000). Some of PLs annual fees payments were reduced due to some of PLs area were relinquished following licenses renewal; also, our funding limitations caused our reduced exploration activities;

  interest expenses increased by $50,000 to $164,000 during the nine months ended February 28, 2017 (the nine months ended February 29, 2016 - $114,000), which represented deemed interest on increased interest free unsecured loans from related parties as well as increased deemed interest rate. Such deemed interest was recorded as donated capital;

  our professional fees decreased by $4,000 to $27,000 during the nine months ended February 28, 2017 (the nine months ended February 29, 2016 - $31,000) primarily due to decreased legal fees but increased audit on property impairment test and increased U.S. tax return service fees;

  our rent expenses decreased by $11,000 to $27,000 during the nine months ended February 28, 2017 (the nine months ended February 29, 2016 - $38,000) mainly due to our fund limitation which caused our Tanzania and Canadian office space limitation; Included in the rent for the nine months ended February 28, 2017, there was $26,400 (the nine months ended February 29, 2016: $36,000) representing 60% of the rental expense associated with renting our CEO’s family house in Tanzania;

  our travel and investor relations decreased by $2,000 to $1,000 during the nine months ended February 28, 2017 (the nine months ended February 29, 2016 - $3,000) mainly due to our funding limitations.

Liquidity and Capital Resources

The Company has been reviewing its budgets for its current business needs and its further exploration. We estimate that our total expenditures for our fiscal year ending May 31, 2017 are approximately $1.2 million, as outlined above under the heading “Plan of Operations”. For the nine months ended February 28, 2017, the Company spent $273,000 cash in operations. At February 28, 2017, we had cash of $30,000 and a working capital deficit of $479,000. We believe that we have insufficient capital to fund our plan of operations.

On January 16, 2016, the Company entered into a credit facility agreement with a private company controlled by our Chairman of the Board of Directors. The funding is in the form of an interest-free unsecured loan to the Company of up to $360,000 due December 31, 2018. A maximum amount of $30,000 may be drawn by the Company per calendar month. As of the date of this report, we received a total of $320,000, with $40,000 available to be withdrawn pursuant to this facility agreement.

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

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $62,000 to $273,000 during the nine months ended February 28, 2017, as compared to $335,000 during the same period in 2016.

Net Cash Used in Investing Activities

Net cash provided in investing activities was $41,000 during the nine months ended February 28, 2017 (the nine months ended February 29, 2016: 11,000) due to proceeds from disposal of automobile vehicles.

Net Cash from Financing Activities

During the nine months ended February 28, 2017, we received $210,000 (the nine months ended February 29, 2016: $315,000) in loans pursuant to facility agreements with related parties. We have funded our business to date primarily from sales of our common stock and loans from related parties.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the property underlying our mineral claim interest and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. The Company has not generated any revenues and has accumulated losses of $118 million since inception to February 28, 2017. In addition, we had working capital deficit of $479,000 as of February 28, 2017.

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

Related Party Transactions

The details of related party transactions are disclosed in footnote 8 of our Company’s interim unaudited consolidated financial statements for the fiscal quarter ended February 28, 2017 (Item 1, above).

Segment Disclosures

The Company operates in one reportable segment, located in Tanzania Africa, being the acquisition and exploration of mineral properties. The details of segment disclosures are disclosed in footnote 12 of our Company’s interim unaudited consolidated financial statements for the fiscal quarter ended February 28, 2017 (Item 1, above).

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

d)

On January 16, 2016, the Company entered into an additional facility agreement with C&F. The funding is in the form of an interest-free unsecured loan to the Company of up to $360,000 due December 31, 2018. A maximum amount of $30,000 may be drawn by the Company per calendar month. As of the date of this report, C&F has advanced $320,000 to the Company pursuant to this facility agreement.

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

The critical accounting policies are disclosed in footnote 2 of our Company’s interim unaudited consolidated financial statements for the fiscal quarter ended February 28, 2017 (Item 1, above).

We believe the critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

Not required because we are a smaller reporting company.

Item 4.                          Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), Reyno Scheepers, and the Company’s Chief Financial Officer (“CFO”), Melinda Hsu, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this report. Based upon the evaluation, the Company’s CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report (that is, as of February 28, 2015), due to the material weaknesses in our internal control over financial reporting as disclosed in the Company’s annual report for our fiscal year ended May 31, 2016, which have not been completely resolved as of February 28, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended February 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: April 10, 2017